Form 10-Q
period 1993-12-31
NATIONAL INTERGROUP INC
filed 1994-02-11
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

           {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 1-8549

                          NATIONAL INTERGROUP, INC.
                       ______________________________

            (Exact Name of Registrant as Specified in its Charter)





           DELAWARE                             25-1425889
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)


  1220 Senlac Drive, Carrollton, Texas             75006
(Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number, Including Area Code  214-446-4800


         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              _____      _____


Number of shares of Common Stock outstanding as of February 10, 1994: 12,868,303

                         PART 1. FINANCIAL INFORMATION

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)


                  National Intergroup, Inc. and Subsidiaries                         (In Thousands, Except Per Share Amounts)
                  -----------------------------------------------------------------------------------------------------------
                                                                                                     Three Months Ended
                                                                                                         December 31,
                                                                                                 ----------------------------
                                                                                                    1993             1992
                                                                                                 -----------      -----------
                  NET SALES                                                                       $1,396,705       $1,301,304
                  COSTS AND EXPENSES
                     Cost of goods sold                                                            1,310,158        1,217,786
                     Selling, general and administrative expenses                                     73,319          110,884
                     Depreciation and amortization                                                     5,430            4,824
                                                                                                  ----------       ----------
                                                                                                       7,798          (32,190)
                  OTHER INCOME                                                                         4,272            1,340
                                                                                                  ----------       ----------
                  Operating income (loss)                                                             12,070          (30,850)

                  FINANCING COSTS
                     Interest income                                                                     568              370
                     Interest expense                                                                  6,731            4,981
                                                                                                  ----------       ----------
                  Financing costs, net                                                                 6,163            4,611

                  Income (loss) before National Steel Corporation, income tax
                    benefit and minority interest                                                      5,907          (35,461)

                  National Steel Corporation
                      Net preferred dividend income                                                    1,131            1,651
                                                                                                  ----------       ----------
                  Income (loss) before income tax benefit and minority interest                        7,038          (33,810)

                  INCOME TAX BENEFIT                                                                  (1,045)         (24,613)
                                                                                                  ----------       ----------
                  Income (loss) before minority interest                                               8,083           (9,197)

                  Minority interest in net income (loss) of consolidated subsidiaries                    504           (2,848)
                                                                                                  ----------       ----------
                  NET INCOME (LOSS)                                                                    7,579           (6,349)
                  Preferred stock dividends                                                            3,210            1,338
                                                                                                  ----------       ----------
                  NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                             $    4,369       $   (7,687)
                                                                                                  ----------       ----------
                  NET INCOME (LOSS) PER SHARE                                                     $     0.28       $    (0.39)
                                                                                                  ==========       ==========
                  AVERAGE NUMBER OF SHARES OUTSTANDING                                                15,394           19,697
                                                                                                  ----------       ----------

                  See notes to condensed consolidated financial statements.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)


                  National Intergroup, Inc. and Subsidiaries                          (In Thousands, Except Per Share Amounts)
                  ------------------------------------------------------------------------------------------------------------
                                                                                                       Nine Months Ended
                                                                                                          December 31,
                                                                                                  ----------------------------
                                                                                                      1993            1992
                                                                                                  -----------     ------------
                  NET SALES                                                                       $ 4,054,541     $ 3,518,174
                  COSTS AND EXPENSES
                     Cost of goods sold                                                             3,800,630       3,291,918
                     Selling, general and administrative expenses                                     211,713         226,527
                     Depreciation and amortization                                                     16,192          13,855
                                                                                                  -----------     -----------
                                                                                                       26,006         (14,126)
                  OTHER INCOME                                                                          6,646           4,739
                                                                                                  -----------     -----------
                  Operating income (loss)                                                              32,652          (9,387)

                  FINANCING COSTS
                     Interest income                                                                    1,529           2,133
                     Interest expense                                                                  19,588          11,526
                                                                                                  -----------     -----------
                  Financing costs, net                                                                 18,059           9,393
                                                                                                  -----------     -----------
                  Income (loss) before National Steel Corporation, income tax
                    benefit and minority interest                                                      14,593         (18,780)

                  National Steel Corporation
                      Net preferred dividend income                                                     6,522           4,983
                      Unrealized loss on common stock investment                                       (6,800)              -
                                                                                                  -----------     -----------
                                                                                                         (278)          4,983
                                                                                                  -----------     -----------
                  Income (loss) before income tax benefit and minority interest                        14,315         (13,797)

                  INCOME TAX BENEFIT                                                                   (1,558)        (22,559)
                                                                                                  -----------     -----------
                  Income before minority interest                                                      15,873           8,762

                  Minority interest in net income of consolidated subsidiaries                          2,891           3,814
                                                                                                  -----------     -----------
                  NET INCOME                                                                           12,982           4,948
                  Preferred stock dividends                                                             5,740           4,088
                                                                                                  -----------     -----------
                  NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                      $   7,242     $       860
                                                                                                  -----------     -----------
                  NET INCOME PER SHARE                                                              $    0.40     $      0.04
                                                                                                  ===========     ===========
                  AVERAGE NUMBER OF SHARES OUTSTANDING                                                 18,264          20,057
                                                                                                  -----------     -----------

                  See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  National Intergroup, Inc. and Subsidiaries                                            (Thousands of Dollars)
                  ------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,      March 31,
                                                                                                     1993             1993
                                                                                                  -----------     ------------
                                                                                                  (Unaudited)
                  ASSETS
                  CURRENT ASSETS
                  Cash and short-term investments                                                 $    64,676     $    54,504
                  Receivables - net                                                                   322,084         349,005
                  Inventories                                                                         712,453         620,143
                  Investment in National Steel Corporation common stock                                39,300          46,100
                  Other current assets                                                                 17,335          14,378
                                                                                                  -----------     -----------
                  TOTAL CURRENT ASSETS                                                              1,155,848       1,084,130

                  INVESTMENT IN NATIONAL STEEL CORPORATION PREFERRED STOCK                             57,282          51,277

                  PROPERTY, PLANT AND EQUIPMENT                                                       157,876         132,916
                  Less: allowances for depreciation and amortization                                   64,388          56,494
                                                                                                  -----------     -----------
                                                                                                       93,488          76,422
                  OTHER ASSETS
                  Goodwill - net                                                                      229,809         232,119
                  Intangible assets - net                                                              13,137          14,207
                  Pre-bankruptcy receivable from Phar-Mor, Inc.                                        28,758          29,465
                  Deferred tax asset, net of valuation allowance                                       40,411          38,524
                  Miscellaneous assets                                                                 49,218          35,951
                                                                                                  -----------     -----------
                                                                                                      361,333         350,266
                                                                                                  -----------     -----------
                  TOTAL ASSETS                                                                    $ 1,667,951     $ 1,562,095
                                                                                                  ===========     ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  CURRENT LIABILITIES
                  Accounts payable                                                                 $  708,756     $   601,018
                  Accrued liabilities                                                                  62,885          71,276
                  Income taxes                                                                         23,511          25,182
                  Debt due within one year                                                              7,654          13,476
                                                                                                  -----------     -----------
                  TOTAL CURRENT LIABILITIES                                                           802,806         710,952

                  LONG-TERM DEBT                                                                      259,134         256,644

                  OTHER LIABILITIES                                                                    81,203          78,337

                  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                      107,622         105,469

                  REDEEMABLE PREFERRED STOCK                                                          163,543          50,599

                  STOCKHOLDERS' EQUITY
                  Common stock, $5.00 par value; authorized 50,000,000 shares; issued
                    23,993,537 at December 31, 1993 and 23,988,459 at March 31, 1993                  119,968         119,942
                  Capital in excess of par value                                                      207,257         207,204
                  Retained earnings                                                                   127,698         120,456
                                                                                                  -----------     -----------
                                                                                                      454,923         447,602
                  Less: cost of common stock held in treasury - 11,125,441 shares at
                     December 31, 1993 and 4,291,936 shares at March 31, 1993                         201,280          87,508
                                                                                                  -----------     -----------
                                                                                                      253,643         360,094
                                                                                                  -----------     -----------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,667,951     $ 1,562,095
                                                                                                  ===========     ===========

                  See notes to condensed consolidated financial statements.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                    National Intergroup, Inc. and Subsidiaries                                         (Thousands of Dollars)
                    ---------------------------------------------------------------------------------------------------------
                                                                                                        Nine Months Ended
                                                                                                           December 31,
                                                                                                     -------------------------
                                                                                                        1993          1992
                                                                                                     -----------   -----------
                    CASH FLOWS FROM OPERATING ACTIVITIES:
                    NET INCOME                                                                       $   12,982    $   4,948
                    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
                      PROVIDED (USED) BY OPERATING ACTIVITIES:
                    Minority interest in net income of consolidated subsidiaries                          2,891
                    Depreciation and amortization                                                        16,192        3,814
                    Net preferred dividend income from National Steel Corporation                        (6,522)      13,855
                    Unrealized loss on National Steel Corporation common stock investment                 6,800       (4,983)
                    Deferred tax benefit                                                                 (2,453)           -
                    Provision for losses on accounts receivable                                           3,078      (29,960)
                    Cash provided (used) by working capital items, net of acquisitions:                               45,624
                      Receivables                                                                      (101,157)
                      Inventories                                                                       (92,310)     (84,300)
                      Other assets                                                                         (772)    (173,366)
                      Accounts payable and accrued liabilities                                          100,593         (289)
                    Other                                                                                (1,912)     206,503
                                                                                                                       1,267
                                                                                                     ----------    ---------
                    NET CASH USED BY OPERATING ACTIVITIES                                               (62,590)     (16,887)
                                                                                                     ----------    ---------
                    CASH FLOWS FROM INVESTING ACTIVITIES:
                    Purchase of property, plant and equipment and development of software               (31,928)     (16,243)
                    Prepayment on long-term commitment                                                   (5,096)      (7,500)
                    Acquisitions, net of cash acquired                                                        -     (134,591)
                    Prepayment on notes receivable                                                        1,861        7,300
                    Other investing activities                                                           (3,294)       5,629
                                                                                                     ----------    ---------
                    NET CASH USED BY INVESTING ACTIVITIES                                               (38,457)    (145,405)
                                                                                                     ----------    ---------
                    CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from the sale of common stock of Ben Franklin Retail Stores, Inc.                -        7,850
                    Borrowings under term loan                                                                -      130,000
                    Repayments under term loan                                                         (125,000)      (5,000)
                    Borrowings under revolving credit facilities                                      1,371,550      768,450
                    Repayments under revolving credit facilities                                     (1,484,350)    (651,850)
                    Proceeds from issuance of long-term debt                                            235,000            -
                    Repurchase of minority interest in consolidated subsidiary                                -      (63,527)
                    Repurchase of common stock                                                                -      (11,254)
                    Dividends paid to minority stockholders of FoxMeyer Corporation                      (1,157)      (2,027)
                    Dividends paid on preferred stock                                                    (3,795)      (4,125)
                    Proceeds from accounts receivable financing program                                 125,000            -
                    Other financing activities                                                           (6,029)      (4,014)
                                                                                                     ----------    ---------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                                           111,219      164,503
                                                                                                     ----------    ---------
                    NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                      10,172        2,211
                      Cash and Short-Term Investments, Beginning of Period                               54,504       65,308
                                                                                                     ----------    ---------
                    CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                   $   64,676    $  67,519
                                                                                                     ----------    ---------
                    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
                      Exchange of preferred stock for common stock                                   $  112,753            -
                                                                                                     ==========    =========

                    See notes to condensed consolidated financial statements.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of National Intergroup, Inc. and its subsidiaries (the "Corporation"), including FoxMeyer Corporation ("FoxMeyer"), an 80.5% owned subsidiary, and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.2% owned subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated balance sheet of the Corporation as of December 31, 1993, the condensed statements of consolidated operations for the three and nine months ended December 31, 1993 and 1992 and the condensed statements of consolidated cash flows for the nine months ended December 31, 1993 and 1992 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. The results of operations for the three and nine months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1993 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1993, which should be read in conjunction with this quarterly report.

NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is based on net income after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary earnings per share or is anti-dilutive.

NOTE 3 - DEBT AND ACCOUNTS RECEIVABLE FINANCING

On January 13, 1994, the Corporation entered into a $15.0 million revolving credit facility (the "Credit Facility") to be used by it for working capital and general corporate purposes. The Credit Facility, which is secured by shares of common stock of FoxMeyer, restricts the payment of dividends on the Corporation's common stock and imposes limits on the repurchase of shares of its common stock. In addition, certain other limitations and restrictions have been placed on the Corporation by the Credit Facility. The Credit Facility expires on April 1, 1996. The interest rate is a Euro-dollar rate (as defined) plus 1.875% or the prime rate plus .25%. The Credit Facility replaced a $10.0 million credit facility under which $6.0 million was outstanding at December 31, 1993 at an interest rate of 4.875%.

On April 29, 1993, FoxMeyer issued $198.0 million of 7.09% senior notes due April 15, 2005 (the "Senior Notes"). The Senior Notes are payable in eight equal annual installments commencing on April 15, 1998. The Senior Notes contain certain restrictions and covenants which, among other things, place limitations on debt, liens, investments, payment of dividends by FoxMeyer, repurchases of FoxMeyer's common stock and transactions with related parties. In addition, the Senior Notes are subject to a prepayment penalty based on current interest rates. Proceeds from the Senior Notes were used to pay down balances then outstanding under FoxMeyer's primary credit facility (the "FoxMeyer Credit Facility") including the retirement of the $125.0 million outstanding under FoxMeyer's term loan facility (the "Term Loan").

The FoxMeyer Credit Facility, which provided FoxMeyer with the Term Loan and a $200.0 million revolving credit facility (the "FoxMeyer Revolving Credit Facility"), was amended and restated on April 29, 1993, simultaneously with the issuance of the Senior Notes. The amended FoxMeyer Credit Facility allowed for the issuance of the Senior Notes, the prepayment and cancellation of the Term Loan, the release of collateral previously pledged by FoxMeyer under the FoxMeyer Credit Facility, the addition of a requirement to maintain a certain ratio of total indebtedness to capitalization, the increase in the maximum amount available under the FoxMeyer Revolving Credit Facility to $210.0 million and the extension of the maturity of the FoxMeyer Credit Facility to March 31, 1996. The other terms of the FoxMeyer Credit Facility, including covenants, limitations and restrictions, were not materially changed. Under the amended FoxMeyer Credit Facility, FoxMeyer may select an interest rate based on a Euro-dollar rate (as defined) plus 1.25%, the prime rate or rates available from banks that are parties to the FoxMeyer Credit Facility. In addition, on August 30, 1993 FoxMeyer entered into a separate one-year $40.0 million revolving credit facility which provides for an interest rate based on a Euro-dollar rate (as defined) plus 1.125% or the prime rate. The covenants under this facility are substantially identical to those in the FoxMeyer Credit Facility. The average amount and maximum amount borrowed under FoxMeyer's revolving credit facilities during the nine months ended December 31, 1993, were $106.8 million and $215.5 million, respectively. At December 31, 1993, $19.7 million were outstanding under FoxMeyer's revolving credit facilities at an interest rate of 6.0%.

On October 29, 1993, FoxMeyer entered into a one year agreement to sell a percentage ownership interest in a defined pool of FoxMeyer's trade accounts receivable. Under the terms of the agreement, FoxMeyer retained substantially the same risk of credit loss as if the accounts receivable had not been sold. Proceeds of $125.0 million from the sale were used to reduce amounts outstanding under FoxMeyer's revolving credit facilities. Generally, an undivided interest in new accounts receivable will be sold daily as existing accounts receivable are collected to maintain the participation interest at $125.0 million. The cost of the accounts receivable financing program is based on a 30-day commercial paper rate plus certain fees. The total cost of the program since its inception to December 31, 1993 was $.9 million and was charged against "Other Income" in the accompanying condensed statements of consolidated operations. Under the agreement, FoxMeyer also acts as agent for the purchaser by performing recordkeeping and collection functions on the participation interest sold. The agreement contains certain covenants which are substantially identical to those contained in the FoxMeyer Credit Facility. FoxMeyer's revolving credit facilities were amended to allow for the financing program.

In June 1993, Ben Franklin issued $28.8 million of 7.5% convertible subordinated notes due June 1, 2003 (the "Ben Franklin Notes"). The Ben Franklin Notes are unsecured general obligations of Ben Franklin subordinated to all existing and future senior debt and are convertible into the common stock of Ben Franklin at $7.75 per share. The Ben Franklin Notes are redeemable, at the option of Ben Franklin, in whole or in part, on or after June 1, 1996, at redemption prices ranging from 105% of the principal amount thereof in 1996 to 100% in 2002.

The Ben Franklin revolving credit facility (the "Ben Franklin Credit Facility") was amended in connection with the issuance of the Ben Franklin Notes to allow for the issuance thereof and to amend certain covenants. At December 31, 1993, no amounts were outstanding under the Ben Franklin Credit Facility. The average and maximum amounts outstanding during the nine months ended December 31, 1993, were $2.1 million and $9.4 million, respectively.

Interest paid by the Corporation was $13.6 million and $6.3 million for the nine months ending December 31, 1993 and 1992, respectively.

NOTE 4 - INCOME TAXES

The Corporation adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") in the fourth quarter of fiscal year 1993 and restated its prior year financial statements. The retroactive application of SFAS 109 increased net income by $13.7 million or $.68 per share for the nine months ended December 31, 1992. The increase was principally due to the reduction of the deferred tax asset valuation allowance as a result of Ben Franklin's public offering in May 1992 and the tender offer by the Corporation and FoxMeyer for 3,300,000 shares of FoxMeyer's outstanding common stock, which was completed in November 1992. The tender offer resulted in the reconsolidation of FoxMeyer into the Corporation's federal income tax return.

Federal and state income taxes paid by the Corporation for the nine months ended December 31, 1993 and 1992, were $.2 million and $1.1 million, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There are various pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. Some of these claims involve environmental liabilities attributable to former operating units that have been divested or closed.

The Corporation has received various claims and demands from governmental agencies relating to investigative and remedial actions required to address environmental clean-up costs at various sites. The Corporation has also been designated as a potentially responsible party ("PRP") by the Environmental Protection Agency at several other sites. With respect to these sites, numerous other PRP's have similarly been designated and, while the Corporation may be held liable for the total costs of clean-up at a site if the other PRP's are unable to perform, as a practical matter the costs of these sites are typically shared with the other PRP's.

The total costs for clean-up at these sites are highly uncertain due to the difficulty of estimating the magnitude of actual clean-up costs, the evolving nature of government laws and regulations and the determination of the Corporation's share of liability in proportion to other PRP's. The Corporation has established reserves that it considers adequate based on current information available to management, current government laws and regulations and the assumption that other PRP's will be financially able to meet their share of the costs.

Although liabilities associated with the above matters may be substantial, management believes that the final outcome of these matters will not have a materially adverse effect on the Corporation's financial condition. See Note 6 below.

FoxMeyer continues to monitor the Phar-Mor, Inc. ("Phar-Mor") bankruptcy proceedings closely and to work through the Unsecured Creditors Committee as Phar-Mor attempts to reorganize and emerge from bankruptcy. As part of its restructuring, Phar-Mor has closed over 140 stores since its August 1992 bankruptcy filing. FoxMeyer believes the $40.0 million charge recorded in December 1992 remains a reasonable estimate of its probable loss. However, there could be future developments and additional information could become available that may indicate that the estimated loss should be adjusted. The Corporation believes any future adjustments, if they should be necessary, may be material to the results of operations for the period or periods in which reported but would not have a material adverse effect on the Corporation's financial condition.

NOTE 6 - NATIONAL STEEL CORPORATION

On May 4, 1993, National Steel Corporation ("NSC") redeemed 10,000 shares of the NSC preferred stock owned by the Corporation. The $67.8 million of proceeds received on the redemption were immediately deposited by the Corporation in the trust for the Weirton Retirement Program as required by the Stock Purchase and

Recapitalization Agreement dated as of June 26, 1990 among the Corporation, NSC and NKK Corporation. A net gain of $2.4 million was realized on the redemption and is included in "National Steel Corporation net preferred dividend income" in the accompanying condensed statement of consolidated operations for the nine months ended December 31, 1993.

During January 1994, the Corporation sold substantially all of its holdings in NSC common stock for approximately $42.8 million. The Corporation, as part of an agreement with NSC and NKK Corporation, has paid to NSC $10.0 million out of the proceeds from the sale of the NSC common stock as a prepayment of potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC.

NOTE 7 - SERIES A REDEEMABLE PREFERRED STOCK

In connection with an exchange offer, on November 4, 1993, the Corporation accepted all of the 6,833,505 shares of its common stock that were tendered in exchange for 3,416,753 shares of newly issued $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock will be payable quarterly. On and prior to October 15, 1996, the Corporation, at its option, may pay dividends on the Series A Preferred Stock in cash or by means of the issuance of such number of additional shares of Series A Preferred Stock that have an aggregate liquidation preference equal to the amount of the dividend. Thereafter, dividends will be payable in cash.
The Corporation is required to redeem the Series A Preferred Stock on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998 at its liquidation preference plus unpaid dividends thereon. The common stock accepted by the Corporation in connection with the exchange offer is being held as treasury stock. The cost of the treasury stock is equal to the sum of the direct expenses related to the exchange offer plus the fair market value of the Series A Preferred Stock on the exchange date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the exchange date is being amortized as additional preferred stock dividends and charged to retained earnings over the life of the Series A Preferred Stock.

In addition, the Series A Preferred Stock will be exchangeable, at the option of the Corporation, in whole but not in part, commencing on October 15, 1996 and on any dividend payment date thereafter, for the Corporation's 10 1/2% Subordinated Notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes will mature on November 30, 2003. The Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at any time on and after October 15, 1998 at a redemption price equal to the principal amount thereof. The payments of principal and interest on the Exchange Notes will be subordinated to all senior indebtedness of the Corporation.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

National Intergroup, Inc. and its subsidiaries (the "Corporation") conduct business principally through two operating units: the wholesale distribution of a full line of pharmaceutical and health and beauty aid products by FoxMeyer Corporation ("FoxMeyer"), and the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to those stores, by Ben Franklin Retail Stores, Inc. ("Ben Franklin"). The Corporation also performs certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company"). The following table identifies the net sales, gross profit and operating income components attributable to these units (in millions of dollars):



                                                                      Three Months Ended                Nine Months Ended
                                                                         December 31,                      December 31,
                                                                   ------------------------        --------------------------
                                                                      1993          1992              1993            1992
                                                                   ----------    ----------        ----------      ----------
                  Net sales
                    FoxMeyer                                       $ 1,310.6     $ 1,211.8         $ 3,797.8        $ 3,254.5
                    Ben Franklin                                        86.1          89.5             256.8            263.7
                                                                   ---------     ---------         ---------        ---------
                                                                   $ 1,396.7     $ 1,301.3         $ 4,054.6        $ 3,518.2
                                                                   ---------     ---------         ---------        ---------
                  Gross Profit
                    FoxMeyer                                       $    70.2     $    68.0         $   208.5        $   183.4
                    Ben Franklin                                        16.3          15.5              45.4             42.9
                                                                   ---------     ---------         ---------        ---------
                                                                   $    86.5     $    83.5         $   253.9        $   226.3
                                                                   ---------     ---------         ---------        ---------
                  Operating Income (Loss)
                    FoxMeyer                                       $    18.8     $   (30.1)         $   42.5        $    (6.0)
                    Ben Franklin                                        (4.8)          1.3              (3.4)             3.0
                    Holding Company                                     (1.9)         (2.0)             (6.5)            (6.4)
                                                                   ---------     ---------          --------        ---------
                                                                   $    12.1     $   (30.8)         $   32.6        $    (9.4)
                                                                   =========     =========          ========        =========


THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1992

FOXMEYER

Net sales increased 8.2% or $98.8 million to $1,310.6 million for the three months ended December 31, 1993, as compared to the three months ended December 31, 1992. The increase in net sales occurred for every major customer group except for the chain store segment. The largest percentage increases were in sales to independents and alternate care facilities and in FoxMeyer's bulk sales. Such increases were primarily attributable to several new accounts that were obtained during fiscal 1993. The decrease in chain sales occurred principally as a result of a decline of $43.5 million in sales to Phar-Mor, Inc. ("Phar-Mor") when compared to the prior year period. Since its August 1992 bankruptcy, Phar-Mor has closed over 140 stores. After removing the effect of sales to Phar-Mor, chain sales increased 6.2%.

Gross margin of 5.4% in the three months ended December 31, 1993 was slightly less than the 5.6% gross margin for the three months ended December 31, 1992. The decline is principally the result of the continuing price competition in the industry and increased sales to large volume, lower margin yet lower cost-to-serve customers.

Operating expenses and other income were 4.0% of net sales for the three months ended December 31, 1993 as compared to 8.1% of net sales for the three months ended December 31, 1992. There were several one-time charges or credits which affected both the current and prior periods. For the three months ended December 31, 1992, FoxMeyer recorded $42.8 million in charges for the write-off of amounts due from Phar-Mor and certain chain-store related software costs. Excluding these charges, operating expenses and other income would have been 4.6% of net sales. For the three months ended December 31, 1993, FoxMeyer recognized a $3.9 million gain on the termination of certain operating leases which was partially offset by $.9 million of fees incurred in connection with the new accounts receivable financing program. Absent such occurrences, operating expenses and other income would have been 4.2% of net sales. The proceeds from the sale of accounts receivable were used to reduce amounts outstanding under FoxMeyer's revolving credit facilities thus reducing interest expense. The $.9 million in fees incurred for the accounts receivable financing program were charged against other income. The decrease in operating expenses and other income as a percentage of net sales between the two periods, exclusive of these credits or charges, was .4%. The decrease was primarily the result of increased sales to lower cost-to-serve customers and cost containment and reduction programs.

Operating income increased $49.0 million for the three months ended December 31, 1993, as compared to the prior year period. For the current period, operating income was 1.4% of net sales as compared to an operating loss of 2.5% for the prior year. The 3.9% increase was primarily the result of the decrease in operating expenses and other income discussed above.

BEN FRANKLIN

Net sales decreased $3.4 million to $86.1 million for the three months ended December 31, 1993, as compared to $89.5 million for the three months ended December 31, 1992. Sales at company-owned and operated retail crafts superstores were unchanged in the current three month period as compared to the prior year as the number of stores opened remained at ten. Net warehouse sales declined $3.7 million in the current period as compared to the prior year as a result of the decrease in franchisee-owned variety and crafts stores from 929 at December 31, 1992 to 881 at December 31, 1993, and as a result of the sluggish and highly competitive retail environment which had a significant impact on purchases by franchisees.

Gross profit increased $.8 million for the three months ended December 31, 1993 to $16.3 million, as compared to $15.5 million for the prior year period.
Gross profit from wholesale sales increased $.4 million, despite a net decline in wholesale sales of $3.7 million, due to the greater proportion of sales of higher margin crafts merchandise. Gross profit increased at company-owned and operated retail crafts superstores primarily from increased margins.

Operating expenses and other income increased $6.9 million to $21.1 million at December 31, 1993, as compared to $14.2 million at December 31, 1992. The increase is primarily the result of a $5.3 million charge related to a re-engineering of Ben Franklin's wholesale operations. The charge covers costs associated with work-force and inventory reductions, as well as restructuring charges for relocating certain facilities and operations.

Ben Franklin had an operating loss of $4.8 million in the current period as compared to an operating profit of $1.3 million in the prior year as a result of the gross profit and operating expense activity described above.

THE HOLDING COMPANY

The Holding Company's operating loss for the three months ended December 31, 1993 was $1.9 million, as compared to $2.0 million for the three months ended December 31, 1992. The operating loss in both periods represents general and administrative costs incurred by the Holding Company.

NATIONAL STEEL CORPORATION ("NSC")

The Corporation's net preferred dividend income from NSC was $1.1 million for the three months ended December 31, 1993, as compared to $1.7 million for the prior year period. The $.6 million decrease is primarily the result of the redemption of shares of preferred stock described in Note 6 to the Corporation's condensed consolidated financial statements which decreased the net dividends received thereon.

NET FINANCING COSTS

Interest expense increased $1.7 million to $6.7 million for the three months ended December 31, 1993, as compared to $5.0 million for the three months ended December 31, 1992. The increase is primarily the result of the issuance of long-term notes by both FoxMeyer and Ben Franklin. The additional debt was primarily used to reduce balances outstanding under various existing FoxMeyer and Ben Franklin credit facilities. Amounts outstanding under FoxMeyer's revolving credit facilities were further reduced as a result of the completion by FoxMeyer of a $125.0 million accounts receivable financing program in October 1993. The $.9 million cost of this program for the three months ended December 31, 1993 was charged against other income.

INCOME TAXES

The income tax benefit for the three months ended December 31, 1993 was primarily the result of the reduction of the deferred tax asset valuation allowance. Realization, and therefore, recognition of such deferred tax asset was determined to be more likely than not based on current estimates.

The tax benefit for the three months ended December 31, 1992 includes reductions in the deferred tax asset valuation allowance resulting from the tender offer for FoxMeyer common stock which resulted in the Holding Company's ownership exceeding 80%. The benefit also reflects the adjustment of income tax expense recognized in the first six months of fiscal year 1993 as a result of FoxMeyer's Phar-Mor write-off during the third quarter of fiscal year 1993.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of consolidated subsidiaries was $.5 million for the three months ended December 31, 1993, compared to a minority interest in the net loss of consolidated subsidiaries of $2.8 million for the three months ended December 31, 1992. The increase was attributable to the increase in net income of FoxMeyer as compared to the prior year partially offset by a decrease in the net income of Ben Franklin as compared to the prior year.

NINE MONTHS ENDED DECEMBER 31, 1993 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1992

FOXMEYER

Net sales increased 16.7% or $543.3 million to $3,797.8 million for the nine months ended December 31, 1993, as compared to $3,254.5 million for the nine months ended December 31, 1992. The first nine months of fiscal 1993 did not include a full nine months of sales or operating results of Harris Wholesale Company ("Harris") which was acquired on May 7, 1992. Had Harris operations been included in the consolidated results for the full nine months of fiscal 1993, net sales would have been approximately $84.4 million higher. The remaining increase of $458.9 million occurred for every major customer group. The largest percentage increases were in sales to chain stores, independents and alternate care facilities and in FoxMeyer's bulk sales. Such increases were primarily attributable to several new accounts that were obtained during fiscal 1993. The increase in chain sales occurred despite a decline of $141.9 million in sales to Phar-Mor when compared to the prior year period.

Gross margin was 5.5% for the first nine months of the current year as compared to 5.6% for the same period in the prior year. Price competition in the industry, a decline in the frequency and magnitude of price increases by manufacturers, and increased sales to large volume, lower margin yet lower cost-to-serve customers, continue to affect FoxMeyer's gross margin. However, these factors were substantially offset by expanded sales of higher margin over-the-counter medications, health and beauty aids and general merchandise and by other marketing efforts.

Operating expenses and other income were 4.4% of net sales for the nine months ended December 31, 1993, as compared to 5.8% in the prior year. There were several one-time charges or credits which affected both the current and the prior periods. For the nine months ended December 31, 1992, FoxMeyer recorded $42.8 million in charges for the write-off of amounts due from Phar-Mor and certain chain-store related software costs. Excluding these charges, operating expenses and other income would have been 4.5% of net sales. For the nine months ended December 31, 1993, FoxMeyer recognized a $3.9 million gain on the termination of certain operating leases offset by $.9 million of fees incurred in connection with the new accounts receivable financing program. Absent such occurrences, operating expenses and other income would have been 4.5% of net sales. Therefore, operating expenses and other income as a percentage of net sales were approximately the same for both periods exclusive of the these credits or charges. While increased sales to lower cost-to-serve customers and cost containment and reduction programs decreased costs, these measures were offset by costs associated with work force reductions, and by increased expenditures relating to the redirection of FoxMeyer's product mix, information systems development, the opening of new distribution facilities and the expansion of complimentary business programs.

FoxMeyer's management believes that investments made in specialty distribution services offered to a broader sales base, the shifting of product mix to higher margin items, the benefits of improved information systems, continued emphasis on cost containment and reduction programs and enhanced asset utilization should lead to future improvements in FoxMeyer's performance.

Operating income increased $48.5 million for the nine months ended December 31, 1993, as compared to the prior year. As a percentage of net sales, operating income for the current period was 1.1% as compared to an operating loss of .2% for the prior year. The increase was primarily the result of the decrease in operating expenses discussed above.

BEN FRANKLIN

Net sales decreased $6.9 million to $256.8 million for the nine months ended December 31, 1993, as compared to $263.7 million for the nine months ended December 31, 1992. Sales at company-owned and operated retail crafts superstores increased $3.1 million for the nine months ended December 31, 1993 as compared to the prior year. The $3.1 million increase is primarily the result of there being more stores open the entire period of the current fiscal year as compared to the prior year. Net warehouse sales declined $10.5 million in the current period as compared to the prior year as a result of the decrease in franchisee-owned variety and crafts stores from 964 at April 1, 1992 to 881 at December 31, 1993, and as a result of the sluggish and highly competitive retail environment which had a pronounced effect on purchases by franchisees.

Gross profit increased $2.5 million for the nine months ended December 31, 1993, to $45.4 million as compared to $42.9 million for the prior year. Gross profit from wholesale sales increased $.3 million, despite a net decline in wholesale sales of $10.5 million, due to the greater proportion of sales of higher margin crafts merchandise. Gross profit increased at company-owned and operated retail crafts superstores primarily from increased sales volume.

Operating expenses and other income increased $8.9 million to $48.8 million at December 31, 1993, as compared to $39.9 million at December 31, 1992. The increase in company-owned and operated retail crafts superstores opened during the nine-month period of the current year as compared to the prior year resulted in a $2.9 million increase in operating expenses. The remainder of the increase is primarily the result of a $5.3 million charge related to a re-engineering of Ben Franklin's wholesale operations. The charge covers costs associated with work-force and inventory reductions, as well as restructuring charges for relocating certain facilities and operations.

Ben Franklin had an operating loss of $3.4 million for the current year as compared to a $3.0 million operating profit for the prior year as a result of the gross profit and operating expense activity described above.

THE HOLDING COMPANY

The Holding Company's operating loss for the nine months ended December 31, 1993 was $6.5 million as compared to $6.4 million for the nine months ended December 31, 1992. The operating loss in both periods represents general and administrative costs incurred by the Holding Company.

NATIONAL STEEL CORPORATION

The Corporation's net preferred dividend income from NSC reflects income of $6.5 million for the nine months ended December 31, 1993 as compared to $5.0 million for the prior year. The $1.5 million increase is primarily attributable to a $2.4 million gain on the redemption of NSC preferred stock held by the Corporation which was partially offset by the reduction in preferred dividend income as a result of the redemption, as described in Note 6 to the Corporation's condensed consolidated financial statements. The Corporation recognized a $6.8 million unrealized loss on the write-down of the NSC common stock to current market value during the nine months ended December 31, 1993. There was no similar charge in the prior year.

NET FINANCING COSTS

Interest income decreased from $2.1 million for the nine months ended December 31, 1992, to $1.5 million in the current year. The decrease was primarily the result of a decrease in the average funds held for investment by FoxMeyer and the Holding Company in the current year as compared to the prior year.
Interest expense increased $8.1 million to $19.6 million for the nine months ended December 31, 1993, as compared to $11.5 million for the nine months ended December 31, 1992. The increase is the result of an increase in the average borrowings outstanding of approximately $62.6 million under the Holding Company, FoxMeyer and Ben Franklin revolving credit facilities and the increase in long-term debt due to the issuance of new notes by FoxMeyer and Ben Franklin. The additional debt, and the decrease in funds held for investment, were primarily used during the prior twelve months to finance the increase in net working capital, purchase of property and equipment, the repurchase of the Corporation's and FoxMeyer's common stock, the partial redemption of the Corporation's preferred stock and the impact on FoxMeyer of the Phar-Mor bankruptcy. FoxMeyer completed a $125.0 million accounts receivable financing program in October 1993, which was used to reduce amounts outstanding under FoxMeyer's revolving credit facilities. In the future, this will reduce interest costs as the cost of this program will be charged against other income.

INCOME TAXES

The current year income tax benefit was $1.6 million on income before taxes of $14.3 million. The benefit was primarily the result of the reduction in the deferred tax asset valuation allowance. Realization, and therefore recognition, of such deferred tax asset was determined to be more likely than not based on current estimates.

The Corporation's income tax benefit in the prior year was $22.6 million on a $13.8 million loss before taxes. The tax benefit includes reductions in the deferred tax asset valuation allowance resulting from the public offering of Ben Franklin's common stock which reduced the Holding Company's ownership below 80% and to the tender offer for FoxMeyer common stock which resulted in the Holding Company's ownership exceeding 80%. The benefit also reflects the adjustment of income tax expense as a result of the Phar-Mor write-off during the third quarter of fiscal 1993.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of consolidated subsidiaries decreased to $2.9 million for the nine months ended December 31, 1993, from $3.8 million for the nine months ended December 31, 1992. While the minority interest in FoxMeyer's net income increased as compared to the prior year, total minority interest declined as a result of the decrease in the minority interest in Ben Franklin resulting from the decline in their net income.

LIQUIDITY AND CAPITAL RESOURCES

Since March 31, 1993, the Corporation completed the following transactions:

. On April 29, 1993, FoxMeyer issued $198.0 million of 7.09% senior notes due April 15, 2005 (the "Senior Notes"). The Senior Notes are payable in eight equal annual installments commencing on April 15, 1998, and contain certain restrictions and covenants including limitations on the payment of dividends and transactions with the Holding Company. Proceeds from the Senior Notes were used to reduce balances outstanding under FoxMeyer's primary credit facility (the "FoxMeyer Credit Facility") including the retirement of the $125.0 million outstanding under FoxMeyer's term loan facility (the "Term Loan").

. Simultaneously with the issuance of the Senior Notes, the FoxMeyer Credit Facility, which provided FoxMeyer with the Term Loan and a $200.0 million revolving credit facility (the "FoxMeyer Revolving Credit Facility"), was amended and restated to provide for the issuance of the Senior Notes, the repayment of the Term Loan, an increase in the maximum amount available under the FoxMeyer Revolving Credit Facility to $210.0 million and the extension of the maturity date to March 31, 1996.

. In May 1993, NSC redeemed 10,000 shares of its preferred stock owned by the Corporation for approximately $67.8 million. Proceeds from the redemption were deposited by the Corporation in the trust for the Weirton Retirement Program.

. On June 10, 1993, Ben Franklin issued $28.8 million of 7.5% convertible subordinated notes due June 1, 2003 (the "Ben Franklin Notes"). The Ben Franklin Notes are unsecured general obligations of Ben Franklin convertible into Ben Franklin common stock at $7.75 per share. The Ben Franklin Notes are redeemable on or after June 1, 1996 at prices ranging from 105% of the principal amount thereof in 1996 to 100% in 2002. The Ben Franklin revolving credit facility (the "Ben Franklin Credit Facility") was amended at the same time to allow for the issuance of the Ben Franklin Notes.

. On August 30, 1993, FoxMeyer entered into a separate one-year $40.0 million revolving credit facility which provides for an interest rate based on a Euro-dollar rate (as defined) plus 1.125% or the prime rate. This credit facility will provide additional funding for seasonal increases in working capital.

. On October 29, 1993, FoxMeyer entered into a one-year trade accounts receivable financing program. Under this program, FoxMeyer received $125.0 million in proceeds from the sale with recourse of a percentage ownership in a defined pool of accounts receivable. The proceeds were used to reduce balances outstanding under FoxMeyer's revolving credit facilities.

. In November 1993, the Corporation exchanged 6,833,505 shares of its outstanding common stock for 3,416,753 shares of new $4.20 Cumulative Exchangeable Series A Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a liquidation preference of $40 per share and is redeemable on November 30, 2003. The Corporation may pay dividends on and prior to October 15, 1996 by means of the issuance of additional shares of Series A Preferred Stock. The Corporation presently intends to pay these dividends in additional shares of Series A Preferred Stock.

. In December 1993, the Corporation announced that it may purchase up to 1,300,000 shares of its common stock, either in the open market or in privately negotiated purchases, as the Corporation may determine from time to time.

. On January 13, 1994, the Holding Company entered into a $15.0 million revolving credit facility (the "New Credit Facility") to be used for working capital and general corporate purposes. The New Credit Facility, which is secured by shares of common stock of FoxMeyer, restricts the payment of dividends on the Corporation's common stock and imposes limits on the repurchase of shares of its common stock. In addition, certain other limitations and restrictions have been placed on the Corporation by the New Credit Facility. The New Credit Facility expires April 1, 1996. The interest rate is a Euro-dollar rate (as defined) plus 1.875% or the prime rate plus .25%. The New Credit Facility replaced a $10.0 million credit facility (the "Old Credit Facility").

The Corporation's consolidated working capital decreased by $20.2 million to $353.0 million at December 31, 1993, as compared to $373.2 million at March 31, 1993. The decrease in working capital resulted primarily from the $125.0 million sale of accounts receivable by FoxMeyer under its accounts receivable financing program described above. Without the sale of the accounts receivables, working capital would have increased $104.8 million. Increased inventory and accounts receivable balances (before the reduction for the accounts receivable financing program) were generally the result of increased sales.

Long-term debt as a percentage of total capitalization decreased to 38.3% at December 31, 1993, from 38.5% at March 31, 1993. The decrease in long-term debt was attributable to the reduction of amounts outstanding under Ben Franklin and FoxMeyer credit facilities which were paid down from proceeds from the Senior Notes, the Ben Franklin Notes and the FoxMeyer accounts receivable financing program. This was partially offset by increased borrowings for the funding of capital expenditures, prepayment on a long-term commitment and the payment of dividends.

FoxMeyer used the proceeds from the Senior Notes to retire the $125.0 million outstanding on the Term Loan and to pay down amounts outstanding under the FoxMeyer Revolving Credit Facility. The average and maximum amounts borrowed under FoxMeyer's revolving credit facilities during the nine months ended December 31, 1993, were $106.8 million and $215.5 million, respectively, compared to $42.0 million and $194.6 million, respectively, for the nine months ended December 31, 1992. At December 31, 1993, $19.7 million was outstanding under FoxMeyer's revolving credit facilities at an interest rate of 6.0%.
While the average amount outstanding under the revolving credit facilities increased $64.8 million, the accounts receivables financing program had substantially reduced the balance outstanding at December 31, 1993.

Ben Franklin used a portion of the proceeds of the Ben Franklin Notes to retire balances outstanding under the Ben Franklin Credit Facility. The average and maximum amounts outstanding on the Ben Franklin Credit Facility during the nine months ended December 31, 1993 were $2.1 million and $9.4 million, respectively, compared to $6.5 million and $14.9 million, respectively, for the nine months ended December 31, 1992. At December 31, 1993, no amounts were outstanding under the Ben Franklin Credit Facility.

FoxMeyer's capital expenditures for the first nine months of fiscal 1994 were $18.3 million. FoxMeyer expects to spend an additional $11.0 million on capital improvements during the current fiscal year. Ben Franklin spent $13.6 million during the same period on capital expenditures and expects to spend an additional $2.0 million during fiscal 1994. Of Ben Franklin's capital expenditures, approximately $11.2 million related to the purchase of a warehouse that was formerly subleased from FoxMeyer. Ben Franklin financed $8.3 million of the purchase price with a seven-year balloon note at the prime rate.

FoxMeyer expects to fund its anticipated working capital needs, future capital expenditures, and quarterly dividends on its common stock from cash generated by operations, from its accounts receivable financing program and from additional borrowings under its revolving credit facilities.

Ben Franklin expects to fund its anticipated working capital needs and future capital expenditures, including new store openings of company- owned and operated retail crafts superstores, from cash generated by operations, remaining proceeds received from the issuance of the Ben Franklin Notes, borrowings under the Ben Franklin Credit Facility, credit from its vendors and customer financing through its prepayment incentive program.

At December 31, 1993, the Holding Company had unrestricted cash balances of $1.2 million. In addition, the Holding Company had $4.0 million available under the Old Credit Facility and $1.7 million available under a revolving loan agreement with FoxMeyer. The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, dividend payments on the Corporation's redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain.

On January 13, 1994, the Holding Company entered into the New Credit Facility adding $5.0 million to its available credit line. In addition, during January 1994, the Holding Company sold substantially all of its NSC common stock holdings for approximately $42.8 million. After paying $10.0 million of such proceeds to NSC for the purpose of prepaying potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC, the remaining funds were available to meet Holding Company expenditures. The $10.0 million transferred to NSC will reduce future environmental expenditures that the Holding Company may have been committed to fund. See the discussion under Item 1. Legal Proceedings - National Steel Corporation in Part II below for a description of the funding of certain environmental expenditures.

The Holding Company will rely on cash on hand, including amounts received from the sale of the NSC common stock, dividends received on shares of FoxMeyer common stock, payments from FoxMeyer under its tax sharing agreement, funds available under the revolving loan agreement with FoxMeyer and funds available under the New Credit Facility to meet its cash funding obligations.

OTHER

As a result of the substantial decrease in interest rates in the United States, the Corporation is re-evaluating the discount rates it uses in the calculation of its pension, postretirement health care and life insurance benefits and Weirton pension benefits. The Corporation anticipates that the rates to be used to determine these benefit liabilities at March 31, 1994 will be substantially less than the March 31, 1993 average rates. The decrease in the discount rate will have no current period effect on net income; however, future earnings will be impacted. There could also be a charge to retained earnings for any plans where the pension benefits exceed plan assets at March 31, 1994.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, as supplemented by the Corporation's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1993 and September 30, 1993, respectively, the following additional information is provided:

         NATIONAL STEEL CORPORATION

         In accordance with the Agreement dated February 3, 1993 (the "Agreement"), by and among the Corporation, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and National Steel Corporation ("NSC"), the Corporation deposited with NSC, after the sale by the Corporation of common stock of NSC, $1,323,818.16 on January 14, 1994 and $8,676,181.84 on January 20, 1994, for a total of $10,000,000.
         The Agreement requires NSC to discharge certain environmental liabilities ("Covered Environmental Liabilities") as those liabilities become due and owing after January 14, 1994, up to the $10,000,000 amount received from the Corporation.

         The Corporation paid all liabilities, costs, expenses, attorneys' fees and disbursements relating to the Covered Environmental Liabilities through January 14, 1994. Subsequent to such date, liabilities and costs incurred at the following sites will be administered and discharged by NSC pursuant to the Agreement:

         .       Swissvale Site, Swissvale, Pennsylvania;
         .       Buckeye Site, Bridgeport, Ohio;
         .       Municipal and Industrial Disposal Company Site, Elizabeth,
                 Pennsylvania;
         .       Tex Tin Site, Texas City, Texas;
         .       Weirton Steel Corporation Sites, Weirton, West Virginia;
         .       High-view Terrace Site, West Seneca, New York;
         .       Lowry Landfill Site, Aurora, Colorado.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10-A Loan Agreement dated January 13, 1994 among the Corporation and Banque Paribas, As Agent, and the Banks named herein.

         11      Computation of earnings per share of common stock

(b)      Reports on Form 8-K

         The Corporation filed the following reports on Form 8-K during the three months ended December 31, 1993:

         Form 8-K dated November 4, 1993 announcing the completion of the Corporation's exchange offer of one share of $4.20 Cumulative Exchangeable Series A Preferred Stock for two shares of the Corporation's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                NATIONAL INTERGROUP, INC.



                                          By:   /s/ EDWARD L. MASSMAN
                                              ______________________________
                                                Edward L. Massman
                                                Controller
                                                (Chief Accounting Officer)





Date:  February 10, 1994