Form 10-K
period 1994-03-31
NATIONAL INTERGROUP INC
filed 1994-06-28
CIK 716644

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
      /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994
      / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 214-446-4800
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                                REGISTERED
- - - ------------------------------------------------------  -------------------------------------
          Common Stock, par value $5 per share                 New York Stock Exchange
       $5 Cumulative Convertible Preferred Stock               New York Stock Exchange
 $4.20 Cumulative Exchangeable Series A Preferred Stock        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

     On June 17, 1994, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $160,812,000.

     On June 17, 1994, there were 12,836,803 shares of the registrant's common stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business

     The registrant is a holding company principally involved in (i) health care services, including the distribution of a full line of pharmaceutical products and health and beauty aids, as well as providing managed care services, through its 80.5%-owned subsidiary FoxMeyer Corporation ("FoxMeyer"), and (ii) the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to those stores, through its 67.2%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin").

     The registrant was incorporated in Delaware on September 27, 1982, for the purpose of effecting a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries in which NSC assets pertaining to the steel industry were separated from its non-steel assets. Pursuant to the restructuring, on September 13, 1983, NSC was merged with a subsidiary of the registrant and the stockholders of NSC became stockholders of the registrant.

     For the past several years, the registrant has engaged in a major corporate realignment, the purpose of which has been to divest cyclical and low-return businesses and to use the proceeds to acquire distribution and other businesses which are not capital or labor intensive. The registrant made progress toward this goal with the acquisitions of FoxMeyer and Ben Franklin in March 1986, and FoxMeyer has acquired several regional wholesale pharmaceutical distribution firms in subsequent years. In September 1991, FoxMeyer sold 10,350,000 new shares of common stock in an initial public offering, thereby reducing the registrant's ownership in FoxMeyer to 67%. Subsequently, the registrant and FoxMeyer have purchased shares of FoxMeyer in open market transactions and a tender offer resulting in the registrant's ownership in FoxMeyer increasing to 80.5%.

     On November 4, 1993, the registrant reacquired 6,833,505 shares of its common stock in exchange for 3,416,753 shares of newly issued $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock are payable quarterly. The registrant is required to redeem the Series A Preferred Stock on November 30, 2003.

     On March 1, 1994, the registrant proposed to FoxMeyer's Board of Directors a business combination in which a newly created subsidiary of the registrant would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the registrant. The proposal is still pending, awaiting a decision by a special committee of the Board of Directors of FoxMeyer, as of the date of this report.

  (b) Financial Information About Industry Segments

     The registrant operates, after the realignment discussed above, in two segments, the health care services segment through FoxMeyer and the wholesale and retail distribution of crafts and variety goods by Ben Franklin. Financial information about industry segments is incorporated herein by reference to Note R of Notes to Consolidated Financial Statements contained herein in Item 8.

  (c) Description of the Business

     The following is a description of the registrant's operating subsidiaries:

                              FOXMEYER CORPORATION
GENERAL

     FoxMeyer is the fourth largest wholesale drug distributor in the United States. Through its 18 distribution centers, FoxMeyer sells a broad line of pharmaceutical products and health and beauty aids. FoxMeyer's geographic coverage extends to the entire continental United States.

     FoxMeyer's customers include independent drug stores ("Independents"); chain drug stores, mass merchandisers and food stores with more than five store locations ("Chains"); and hospitals and alternate care facilities ("Hospitals and Alternate Care"). FoxMeyer complements its distribution activities by offering a broad range of merchandising and marketing programs and computer-based services, including merchandising assistance, training, product selection and shelf allocation, advertising and promotional support, store layout, inventory tracking and management reports. Through FoxMeyer's proprietary Health Mart(R) franchise program, FoxMeyer offers its 797 franchisees (as of March 31, 1994) services and benefits normally associated with a drug store chain.

     In addition, FoxMeyer has developed programs designed to attract customers in growing specialty market niches, such as prescription benefits management programs, home health care, long-term care and institutional pharmacies. FoxMeyer has established itself in markets geared toward meeting the needs of oncology, dialysis and ambulatory clinics. FoxMeyer is also developing new on-line services and inaugurating a network for independent pharmacies.

WHOLESALE DRUG DISTRIBUTION INDUSTRY

     FoxMeyer believes that the wholesale drug distribution industry will continue to grow due to increases in the average age of the United States population, continued dependence by manufacturers of pharmaceuticals on wholesale drug distributors, growth in the rate of introduction of new pharmaceuticals, and additional shifts toward the use of efficient drug therapies to replace more expensive hospital and surgical procedures. FoxMeyer believes that the industry has been consolidating and that this consolidation has resulted in large part from the inability of smaller distributors to achieve economies of scale in their businesses and from the increasing cost to maintain competitive parity in information technology. FoxMeyer believes this trend toward consolidation will continue.

     Federal and state governments are exploring ways to control health care costs. Cost containment measures are being implemented or considered by legislative bodies, governmental agencies, and other customers of health care products. Large customers such as managed-care groups, buying groups and hospitals are expected to account for an increasing portion of pharmaceutical purchases. In addition, programs such as "best pricing" employed by Medicaid, which require manufacturers to rebate to state Medicaid agencies the difference between a company's average manufacturer's price and the best price at which the product is sold to any customer, and "generic substitution laws," which permit, and in some cases require, the dispensing pharmacist to substitute a generic equivalent drug for the brand name product prescribed, are likely to be imitated and expanded. In response to this attention, many pharmaceutical manufacturers have indicated that they will keep their price increases in line with anticipated levels of general consumer price inflation. FoxMeyer believes that cost containment pressures will continue and are likely to increase in the future and, as a result, impose additional limitations on FoxMeyer's gross margin. Specifically, benefits derived from FoxMeyer's inventory investment buying, and its holding of substantial inventory quantities, are diminished with lower and less frequent price increases. FoxMeyer's principal long-term strategies to address this changing business environment are to reduce investment inventory levels, to continue to identify and implement programs which lower operating expenses as a percentage of sales, to strengthen its sales and marketing efforts aimed at new customers and to expand the availability of value-added services to its customers. Specifically, as part of its effort to offset the decrease in gross margin, FoxMeyer is shifting its sales mix to higher margin over-the-counter products, health and beauty aids and general merchandise. FoxMeyer is also expanding its private label, generic brand and specialty distribution programs and diversifying into certain related health care businesses including various managed care activities.

     Inventory. FoxMeyer maintains an active inventory of over 35,000 stock keeping units consisting principally of a full line of prescription pharmaceutical products, health and beauty aids (including over-the-counter medications) and, to a lesser extent, general merchandise typically found in drug stores. At March 31, 1994 approximately 79% of FoxMeyer's inventory was attributable to pharmaceutical products. FoxMeyer maintains a computer-based perpetual inventory and closely monitors inventory turnover to assist its buyers in their decisions.

     Suppliers. FoxMeyer purchases pharmaceutical and other products from a number of manufacturers. Manufacturers generally offer products to all wholesale drug distributors on substantially similar terms. Thus, although a number of pharmaceuticals are only available from one manufacturer (the loss of any one of which might materially affect FoxMeyer's business), FoxMeyer does not anticipate that it will be unable to purchase these pharmaceutical products. FoxMeyer has agreements with many of its suppliers that generally require FoxMeyer to maintain a certain quantity of the supplier's products in inventory. Contracts with suppliers typically are terminable upon 30 days' notice by either party. FoxMeyer believes that its relationships with its suppliers are good.

     Management Information Systems. FoxMeyer's distribution centers are linked to one of FoxMeyer's three data processing centers in Wichita, Kansas; Dallas, Texas and Eagan, Minnesota. Management information systems serve several important functions in FoxMeyer's business. Due to the large volume of transactions processed, the quality and reliability of the management information systems and the accuracy and timeliness of the financial controls they provide are important for maximizing profitability. FoxMeyer's management information systems also provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. In addition, FoxMeyer's management information systems form the bases for a number of the value-added services that FoxMeyer provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updating and price labels.

     FoxMeyer believes that its management information systems, which are constantly being modified to meet new customer demands, are adequate; however, it believes that it will be able to operate more effectively by redirecting the underlying technology to provide more flexibility and by integrating the multiple processing systems that have resulted from acquisitions. In pursuit of this objective, FoxMeyer has begun a migration of various core business systems during the past two years. This effort will likely extend over an additional two year period and require a substantial commitment of funds, which are estimated at $60 million. During fiscal 1995, FoxMeyer estimates expenditures to approximate $30 million. FoxMeyer believes that by re-engineering its key business processes and applying information technology appropriately, it can enhance the value provided to customers and improve business performance.

     Order Processing and Distribution. Orders are transmitted directly from FoxMeyer's customers by electronic order entry equipment to one of FoxMeyer's data processing centers. Orders are relayed on the same day to the appropriate distribution center and are generally filled and delivered within 12 to 24 hours using a combination of FoxMeyer's own trucks and third-party contract carriers. Upon receipt of a customer's order, an order selection document is produced which identifies the products ordered, unit prices and the method of shipment. Orders are principally filled by manual selection and packaging. FoxMeyer has a quality assurance program under which random orders are selected for review to test order-fill accuracy. Under FoxMeyer's warehouse automation program, FoxMeyer has installed automatic order selection systems for its highest volume product lines in its larger distribution centers to supplement manual order selection. Management believes this will result in improved turnaround time, improved accuracy and cost reductions. FoxMeyer estimates that the total expenditures in fiscal 1995 for warehouse and other improvements will be approximately $15 million.

     FoxMeyer has built its distribution network on the principle of maximizing the geographic area served and the sales generated by each distribution center. In fiscal 1994, FoxMeyer's average net sales per distribution center were $274.3 million and average net sales per square foot were $2,042. FoxMeyer believes that its existing distribution centers are generally sufficient to accommodate anticipated growth in the regions currently served. During fiscal 1994, FoxMeyer closed a distribution center in Lakeland, Florida and opened one in Richmond, Virginia. For fiscal 1995, FoxMeyer is reviewing other distribution restructuring possibilities that will reduce costs and, at the same time, provide better service to FoxMeyer's customers.

     Business and Marketing Strategy. The key elements of FoxMeyer's strategy to improve profitability, to attract and retain customers and to expand nationwide include: (i) Focus on Quality -- Delivering products quickly and in good condition and providing consistently high quality service through a comprehensive computerized order entry system, inventory availability, accurate order completion procedures and efficient transportation methods; (ii) Cost Efficient Operations -- Controlling operating expenses and improving asset utilization by establishing large distribution centers that service broad geographic areas and supply these operations with state of the art delivery networks, management information systems and warehouse automation; (iii) Innovative Services -- Providing value-added services such as merchandise and marketing programs, computer based services, the Health Mart(R) franchise program described below, health care and long-term care programs, alternate care pharmacy programs and prescription benefits management programs; (iv) Local Responsiveness -- Responding quickly to customer needs and problems through a decentralized approach to operations and (v) National Coverage -- Providing national distribution for large chains and for hospital and alternate care purchasing groups.

MANAGED CARE

     FoxMeyer has taken steps to diversify into managed care programs. FoxMeyer's subsidiary Health Care Pharmacy Providers, Inc. ("HCPP") provides prescription benefits management programs that offer health care providers, such as health maintenance organizations and self-insured employers, a network of approved pharmacies to fill the prescriptions of plan participants. HCPP processes prescription claims filled through those pharmacies on behalf of the provider in exchange for management fees. In April 1994, FoxMeyer acquired Scrip Card Enterprises, Inc. ("Scrip Card"), a prescription benefits management company located in Salt Lake City, which will focus on the small to medium size business market. HCPP has also launched DecisionQuestSM and QuestDurSM, two on-line information services that allow access to benefit plan, membership eligibility, drug utilization and therapeutic data. FoxMeyer has also inaugurated FoxCare(TM) Network, a managed care pharmacy network that has as its primary purpose increased involvement of independent pharmacies and local chain stores in managed care programs. In fiscal 1995, FoxMeyer will focus on providing services to pharmacists that position them as caregivers more than as dispensers of drugs with the help of outcomes research and on-line electronic tools that enable pharmacists to document the cognitive services they provide to patients in managing their drug therapy. Through these initiatives, FoxMeyer is positioning itself to efficiently gather and report therapy information generated by all participants in the national health care system.

CUSTOMERS

     FoxMeyer sells its products to a wide range of customers including Independents, Chains and Hospitals and Alternate Care. The following table sets forth a summary of FoxMeyer's net sales by type of customer and the percentage of net sales represented thereby (in thousands of dollars).

                                                           YEARS ENDED MARCH 31,
                                       -------------------------------------------------------------
                                             1994                  1993                  1992
                                       -----------------     -----------------     -----------------
           TYPE OF CUSTOMER            NET SALES      %      NET SALES      %      NET SALES      %
- - - -------------------------------------- ----------    ---     ----------    ---     ----------    ---
Independents.......................... $1,751,592     34%    $1,470,623     33%    $1,064,150     35%
Chains(1).............................  1,650,990     33      1,551,574     34      1,041,981     34
Hospitals & Alternate Care............  1,163,370     23        996,248     22        607,177     20
Other Activities(2)...................    505,494     10        486,989     11        364,387     11
                                       ----------    ---     ----------    ---     ----------    ---
          Total....................... $5,071,446    100%    $4,505,434    100%    $3,077,695    100%
                                       ==========    ===     ==========    ===     ==========    ===

- - - ---------------

(1) As discussed below, sales to Chains have been negatively impacted by the bankruptcy of Phar-Mor, Inc. ("Phar-Mor").

(2) Includes bulk sales, sales by FoxMeyer's subsidiaries, Merchandising Coordinator Services Corporation and Health Mart, Inc. and sales by the managed care businesses. See "Other Activities" below.

     During fiscal 1994, total purchases by FoxMeyer's ten largest customers were approximately $1.8 billion or 35% of net sales. On August 17, 1992, Phar-Mor, FoxMeyer's largest customer at that time accounting for $579.0 million or approximately 12.9% of FoxMeyer's net sales for the 1993 fiscal year, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. FoxMeyer's records reflect that on the filing date it had receivables due from Phar-Mor of approximately $68.8 million, including $18.7 million for which FoxMeyer has filed a reclamation claim in Phar-Mor's bankruptcy proceedings. In fiscal 1993, net sales to Giant Eagle, an affiliate of Phar-Mor, were $160.4 million or approximately 3.6% of net sales. Phar-Mor has closed over 140 stores as it attempts to reorganize and emerge from bankruptcy. As a result of these store closings, sales to Phar-Mor in 1994 were $395.2 million or 7.8% of net sales. Sales to Giant Eagle were $216.8 million or 4.3% of net sales. FoxMeyer has been able to offset the decrease in sales as a result of the Phar-Mor store closures with new business from several new supply agreements entered into during fiscal 1993.

  INDEPENDENTS

     FoxMeyer has traditionally placed a strong emphasis on building long-term relationships with Independents, offering them a broad range of value-added management support services, including in-store consulting on merchandising, training, product selection and shelf allocation, design and production of advertising and promotional programs and store layout. FoxMeyer's merchandising assistance program also offers Independents information on market conditions, updates on new products and management reporting.

  CHAINS

     Sales to Chains include sales to national and regional chain drug stores, mass merchandisers and food stores with more than five locations. FoxMeyer believes that small regional Chain customers are similar to Independents in their need for value-added merchandising and marketing services. In contrast, larger regional Chains and national Chains are principally interested in product pricing and effective geographic coverage.

  HOSPITALS AND ALTERNATE CARE

     Sales to Hospitals and Alternate Care include sales to hospitals, long-term care facilities, rehabilitation hospitals and providers of home health care services. These customers, either individually or through group purchasing organizations, typically negotiate pricing arrangements directly with pharmaceutical manufacturers who agree to supply these customers through FoxMeyer. FoxMeyer, in turn, agrees to sell at these negotiated prices and to provide contract administration.

  OTHER ACTIVITIES

     Bulk Sales. Bulk sales represent large volume orders, usually by Chains and Hospitals and Alternate Care, which are serviced from the on-hand inventory stock of FoxMeyer.

     Merchandise Coordinator Services Corporation ("MCSC"). MCSC, which operates as "FoxMeyer Trading Company," purchases pharmaceutical products, health and beauty aids and salon and fragrance products in large quantities for short-term resale.

     Health Mart(R) Drug Store Franchise Program. The Health Mart drug store franchise program offers Independents who meet certain criteria (i) the right to use the Health Mart franchise in a given geographical territory, (ii) standardized store layout and decor, (iii) the right to purchase from FoxMeyer the Health Mart private label product line and (iv) a specialized Health Mart merchandising and advertising program that includes circular and television advertising. FoxMeyer's Health Mart franchise agreements generally provide for a five-year term, are terminable upon 90 days notice by the franchisee and do not require the payment of a franchise fee. Franchisees are required to carry a representative assortment of Health Mart private label products but are not otherwise required to purchase products from FoxMeyer.

     Managed Care. See the description of these businesses under the heading "Managed Care" above.

COMPETITION

     The wholesale drug distribution business is highly competitive, with many distributors competing primarily on the basis of price and service. Principally, FoxMeyer competes with national drug wholesalers, the three largest of which are McKesson Corporation, Bergen Brunswig Corporation and Cardinal Health, Inc. FoxMeyer also competes with numerous local and regional drug wholesalers, manufacturers, and mail-order and specialty distributors. In its managed care programs, FoxMeyer also competes with several large providers. Certain of FoxMeyer's current and potential competitors have or may obtain significantly greater financial and marketing resources than FoxMeyer. Although FoxMeyer believes that it currently competes favorably with other wholesale drug distributors in terms of price and service, there can be no assurance that FoxMeyer will not encounter increased competition in the future or will not lose business from major customers who decide to internalize their distribution operations, each of which could limit FoxMeyer's ability to maintain or increase its market share and adversely affect FoxMeyer's business. FoxMeyer believes there is no present trend in the industry of customers internalizing their distribution operations.

SERVICE MARKS

     FoxMeyer owns or holds rights to all service marks that it considers to be necessary in the conduct of its business, including FoxMeyer(R), the FoxMeyer logo and Health Mart(R). FoxMeyer has entered into an agreement under which another company has the right to use the Health Mart service mark in Pennsylvania, West Virginia, Maryland, Virginia, New Jersey, Delaware and the District of Columbia and prohibits FoxMeyer from using the Health Mart service mark in these areas. FoxMeyer has limited rights to use the Health Mart service mark in Virginia.

GOVERNMENT REGULATION

     FoxMeyer's business is subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act, the Controlled Substances Act and state laws applicable to the distribution of pharmaceutical products and controlled substances.

     The Federal Food, Drug, and Cosmetic Act generally regulates such matters as the handling, packaging, storage and labeling of drugs and cosmetics shipped in interstate commerce. The Prescription Drug Marketing Act, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed in accordance with federally established guidelines on storage, handling and records maintenance by each state in which they conduct business. In addition, because certain drugs that FoxMeyer handles are regulated under the Controlled Substances Act (for example, those containing narcotics such as codeine or certain stimulants or depressant medications), FoxMeyer is also subject to the applicable provisions of that act, including specific labeling, packaging and recordkeeping requirements and the obligation to register with the federal government as a distributor of controlled substances. Finally, FoxMeyer is required to maintain licenses and permits for the distribution of pharmaceutical products and controlled substances under the laws of each state in which it operates.

     FoxMeyer is also subject to certain federal and state statutes and regulations affecting franchising in connection with its Health Mart franchise programs.

     FoxMeyer believes it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder and possesses all material permits and licenses required for the conduct of its business.

EMPLOYEES

     As of March 31, 1994, FoxMeyer employed 2,847 persons. Approximately 705 employees of FoxMeyer are represented by unions. FoxMeyer believes that its employee relations are good.

PROPERTIES

     FoxMeyer operates the following 18 distribution centers:

                        DISTRIBUTION CENTER                   OWNED/LEASED    SQUARE FOOTAGE
      ------------------------------------------------------- ------------    --------------
      Denver, CO.............................................    Leased            51,270
      Little Rock, AR........................................     Owned            52,000
      Franklin, MA...........................................    Leased            65,300
      Slidell, LA............................................     Owned            76,948
      Cincinnati, OH.........................................    Leased            79,068
      Atlanta, GA............................................    Leased            80,000
      San Antonio, TX........................................    Leased            84,500
      Oklahoma City, OK......................................     Owned            88,326
      Richmond, VA...........................................    Leased            90,000
      LaCrosse, WI...........................................     Owned            97,620
      St. Louis, MO..........................................    Leased           106,760
      Jacksonville, FL.......................................     Owned           119,235
      Solon, OH..............................................    Leased           190,188
      Leetsdale, PA (2)......................................    Leased           267,500
      Kansas City, MO........................................     Owned           275,175
      Carol Stream, IL.......................................    Leased           334,364
      Eagan, MN..............................................     Owned           360,000

     Each distribution center is equipped with material-handling equipment used for receiving, storing and distributing large quantities of a broad array of products. FoxMeyer's existing distribution centers have sufficient capacity to accommodate foreseeable growth in the areas currently served. During 1994, FoxMeyer merged the Lakeland, Florida operation into the Jacksonville distribution center. FoxMeyer also closed the Huntington, West Virginia warehouse. A distribution center in Richmond, Virginia was opened in 1994 to serve that region more effectively. FoxMeyer is reviewing other restructuring possibilities including the combination of some distribution centers.

     FoxMeyer leases its Carrollton, Texas executive offices and owns its Wichita, Kansas data processing center. MCSC leases warehouses in Oklahoma City, Oklahoma and on Long Island, New York. FoxMeyer leases a warehouse in Tulsa, Oklahoma which is subleased by another party. In addition, HCPP leases a sales office.

                        BEN FRANKLIN RETAIL STORES, INC.

GENERAL

     Ben Franklin franchises retail variety and crafts stores under the names Ben Franklin(R) and Ben Franklin Crafts(R) and sells variety and crafts merchandise to its franchisees and independent selected retail outlets on a wholesale basis. At March 31, 1994, there were 597 franchisee-owned variety stores and 272 franchisee-owned crafts stores, including 48 franchisee-owned Ben Franklin Crafts superstores, operating in 47 states. Ben Franklin also owns and operates 14 Ben Franklin Crafts superstores. Ben Franklin stores have operated for more than 70 years. Ben Franklin believes that it is the largest franchisor in the United States of retail variety and crafts stores.

     Ben Franklin's strategy is to rapidly expand the number of franchised and company-owned and operated Ben Franklin Crafts superstores while maintaining its revenue base of wholesale sales to existing variety and crafts stores. To date, the primary source of Ben Franklin's revenues has been from wholesale sales of merchandise, with only a small percentage of revenues attributable to franchise fees, service fees and retail sales. All Ben Franklin Crafts superstores franchised after December 1989 are required to pay a 2.5% royalty fee based upon net store revenues, unlike variety stores and crafts stores predating the new franchise program.

Royalty fees have not been material to date but are expected to represent an increasing source of revenues for Ben Franklin without a corresponding increase in costs. In addition to generating royalty fee income, it is anticipated that the opening of additional Ben Franklin Crafts superstores, which are larger than variety stores, will increase wholesale merchandise sales by Ben Franklin.

     In recent years, Ben Franklin's net sales have remained at approximately the same level, which Ben Franklin believes reflects, in part, the closing of franchisee-owned variety stores and the sluggish retail sales environment, which have been partially offset by the opening of new larger crafts superstores. In fiscal years 1994, 1993 and 1992, 51, 53 and 49 variety stores have closed and 24, 15 and 9 new crafts superstores have opened, respectively. In addition, Ben Franklin has opened four, six, and four company-owned and operated crafts superstores in fiscal year 1994, 1993 and 1992, respectively. The closing of variety stores is the result of increased competition from national and regional retail chain stores and, to a lesser extent, to the lack of continuity in ownership of family-owned stores. Ben Franklin anticipates that approximately 40 to 45 additional variety stores will close in each of the next several years and that the effect of such closings on Ben Franklin's wholesale sales will be offset by the opening of crafts superstores.

     Ben Franklin believes that the opening of new franchised and company-owned Ben Franklin Crafts superstores, and Ben Franklin's ability to provide superior services to franchisees and to distribute merchandise on time and at competitive prices, have positioned Ben Franklin for future growth as a franchisor, wholesaler and retailer.

WHOLESALE DISTRIBUTION

     Ben Franklin supplies variety and crafts merchandise to franchised stores and to selected independent retailers that have entered into merchandise supply agreements with Ben Franklin. Sales of merchandise at the wholesale level accounted for approximately 92% of Ben Franklin's net sales during fiscal 1994, with sales to franchised stores accounting for approximately 91% of such sales. No customer or affiliated group of customers accounted for as much as 5% of Ben Franklin's net sales during fiscal 1994.

     Merchandise. Ben Franklin maintains at its distribution centers approximately 50,000 different items. These consist of staple, seasonal and promotional merchandise that account, in the aggregate, for approximately 59% of net wholesale sales. Staple merchandise consists of items inventoried by Ben Franklin and for which it receives frequent orders. Ben Franklin also offers more than 150,000 additional items to customers by shipment directly from suppliers, including manufacturers, for which Ben Franklin receives a fee. During each of the last three fiscal years, sales of crafts merchandise represented more than 50% of net sales.

     Ben Franklin purchases its merchandise from approximately 5,000 suppliers, including manufacturers. Although certain suppliers, including manufacturers, may provide a majority or all of Ben Franklin's requirements for a particular product or product subcategory, no supplier accounted for more than 3% of Ben Franklin's total purchases of merchandise during fiscal 1994. Ben Franklin believes that the loss of any one or more of its suppliers would not have a material adverse effect on Ben Franklin and that alternative sources of merchandise are readily available at comparable prices in all product categories. During fiscal 1994, approximately 5% of Ben Franklin's merchandise was imported through an import service-company. Ben Franklin does not have any long-term or exclusive contracts with suppliers except for the import service company. Ben Franklin believes that this gives it the flexibility to adjust its purchases to take advantage of price differentials and favorable payment terms among competing suppliers.

     Distribution. Ben Franklin distributes merchandise in 49 states and certain Pacific islands and operates three distribution centers located in Seymour, Indiana; New Hope, Minnesota and Ontario, California. Ben Franklin generally ships merchandise from its distribution centers using trucking supplied by third-party contract carriers, common carriers and its own fleet. In some circumstances merchandise is distributed by direct shipment from suppliers.

     Customers include franchisees and approximately 143 independent retail outlets that have merchandise supply agreements with Ben Franklin. The independent retailers purchase merchandise from Ben Franklin on the same terms as franchisees but are not permitted to use the Ben Franklin(R) or Ben Franklin Crafts(R) names.

Independent retailers pay to Ben Franklin a $195 monthly fee, and Ben Franklin makes available to them substantially the same services it offers to franchisees. Merchandise supply agreements may be terminated by either party on 60 days notice.

     Customers transmit orders directly by hand-held electronic order entry equipment to Ben Franklin's central data processing center. The orders are relayed electronically to a distribution center. Orders are filed by manual selection and packaging. Ben Franklin has a quality assurance program under which random orders are selected for review to test order-fill accuracy.

     Ben Franklin's distribution centers are linked to Ben Franklin's central data processing system which provides for order entry and confirmation, customer billing and financial reporting systems and controls and generates warehouse documents. Ben Franklin employs state-of-the-art warehousing and distribution technology, including radio frequency scanning, bar coding and an automated sortation system. In order to minimize the costs of shipping and to increase productivity, Ben Franklin uses a computerized sequencing program to determine truck routes and the order and number of delivery stops and to arrange backhaul shipments from suppliers after deliveries are made to customers. In addition to merchandise shipped from Ben Franklin's distribution centers, customers order factory shipped merchandise directly from vendors at prices and terms negotiated by Ben Franklin.

     All franchised stores purchase some merchandise from Ben Franklin, although they are not required to make purchases by the terms of their franchise agreements.

FRANCHISING PROGRAMS

     Franchised Stores. Ben Franklin's franchise program at March 31, 1994 consisted of 597 variety stores and 272 craft stores operating in 47 states. Of the craft stores, there were 48 franchised crafts superstores open. Variety and crafts stores operate under the Ben Franklin(R) and Ben Franklin Crafts(R) names.

     Variety stores sell a broad mix of merchandise including apparel, housewares, hardware, paper products, health and beauty aids, toys, sporting goods, stationery, party supplies, greeting cards and crafts-related products. Variety stores generally are located in rural areas either in main-street shopping districts or strip malls. Variety stores average approximately 7,600 square feet of selling space but may vary in size from 2,000 square feet to 40,000 square feet of selling space.

     Crafts stores sell an extensive line of crafts products, including floral products, wearable art, custom framing and framing supplies, hobby products and models, art supplies, yarns and sewing products. Crafts stores generally are located in larger towns, small cities and in the suburbs of large metropolitan centers. Crafts stores vary in size from 4,000 square feet to 25,000 square feet of selling space with most stores ranging from 10,000 to 18,000 square feet. Ben Franklin believes demand for crafts is growing rapidly and that many potential markets for crafts stores have not been developed.

     Crafts stores opened under the Ben Franklin Crafts franchise program introduced in 1989 are large crafts superstores with ample and convenient parking. Crafts superstores are designed to be anchor stores of large strip centers located in a metropolitan or suburban area and to generate their own traffic rather than relying on traffic created by neighboring stores. Ben Franklin Crafts superstores typically contain 12 departments: fabrics, floral products, framing, artist supply, soft crafts, home accents, hard crafts, party goods, craft jewelry, hobbies and models, sewing notions, and seasonal and promotion items. Ben Franklin Crafts superstores average approximately 15,000 square feet of selling space.

     Ben Franklin Crafts superstores provide customers with a wide range of customer services, including in-store crafts classes, a knowledgeable sales staff and a fast, efficient and courteous customer checkout process. Signs and displays are designed to be attractive, simple and effective. Finished crafts projects are displayed throughout the store, providing customers with crafts ideas and assisting customers in merchandise selection.

     Services. Ben Franklin provides to its franchisees a broad range of services. Ben Franklin offers training, merchandising, advertising, management, marketing, insurance and accounting services and assistance in site selection, lease negotiation and in obtaining bank financing. Ben Franklin charges its franchisees a nominal fee for certain services. Ben Franklin believes that new franchisees are attracted by its depth of support services and turnkey approach. Ben Franklin uses a computer generated store layout and design program to provide its franchisees with a graphic floor plan for a particular store, designating the location of store fixtures, furnishings and equipment and the types of merchandise to be located within specific areas of the store. Ben Franklin also uses planograms (customized shelf plans) to assist in placement of merchandise on shelves. Ben Franklin provides video training libraries, a customized retail pricing system, a poster service, a quarterly merchandise activity report service, advertising layouts and assistance in developing advertising campaigns. Ben Franklin also helps store owners adapt to the changing retail environment through a new program to update the fixtures and "look" of their stores.

     Ben Franklin, through a subsidiary, operates an insurance agency that obtains property and casualty, general liability, disability, life and health insurance primarily for its franchisees.

     Ben Franklin has introduced a Ben Franklin Crafts Magazine and the Ben Franklin Preferred Customers Club. These initiatives are designed to build and reward customer loyalty.

     Area Development Agreements. Ben Franklin has granted exclusive territorial rights to open crafts superstores in certain geographic areas delineated by Ben Franklin, subject to the opening of a specified number of stores within the territory in accordance with a development timetable. There are currently 23 area development agreements in effect. The number of stores required to be opened under each agreement ranges from two to nine over a period of up to seven years.

COMPANY-OWNED CRAFTS STORES

     Ben Franklin owns and operates 14 Ben Franklin Crafts superstores located in Chino, Corona, Highland and Victorville, California; Fort Wayne (2) and Goshen, Indiana; Clay and Schenectady, New York; Hyannis, Seekonk and North Dartmouth, Massachusetts; Warwick, Rhode Island and Wooster, Ohio.

     Ben Franklin's growth strategy includes the opening of additional company-owned crafts superstores. It is anticipated that 16 additional company-owned superstores will be opened in fiscal 1995. Ben Franklin intends that the additional stores will be added in existing markets to enhance economies of scale associated with advertising and delivery expenses. In addition, new stores will be opened in new markets which Ben Franklin believes have favorable competitive conditions and other opportunities.

     In addition to providing a source of revenues, company-owned stores are used as a training ground to train managers and employees of franchisee-owned stores and as a source of ideas to test new products and merchandising techniques and develop in-store crafts classes and displays. All company-owned stores are operated in accordance with Ben Franklin specifications for franchised crafts stores and make contributions to Ben Franklin's advertising cooperative fund on the same terms as franchised stores.

COMPETITION

     Ben Franklin's markets and those of its franchisees are highly competitive. Ben Franklin competes directly with other national and regional wholesalers, direct selling manufacturers, mail-order houses and specialty distributors on the basis of price, breadth of product lines, marketing programs and support services. Ben Franklin's variety store franchisees compete with national and regional retail chain stores, including Wal-Mart Stores, Inc. and Kmart Corporation. Franchised and company-owned crafts stores compete with regional retail chain crafts stores. Variety and crafts stores compete on the basis of variety and availability of merchandise, convenience, location, price and customer service. Competitors may have greater financial, marketing and other resources than either Ben Franklin or Ben Franklin's franchisees.

TRADEMARKS AND SERVICE MARKS

     Ben Franklin owns numerous trademarks and service marks. Many of these, including the Ben Franklin(R) and Ben Franklin Crafts(R) service marks, are registered with the United States Patent and Trademark Office. Two Ben Franklin service mark registrations with the Trademark Office expire in October, 1994 (which Ben Franklin intends to renew) and 2001 and two Ben Franklin Crafts service mark registrations with the Trademark Office expire in 2000 and 2001, all of which are renewable. Ben Franklin believes that its service marks have significant value and are important to its marketing efforts. Ben Franklin is not aware of any claims of infringement or other challenges to Ben Franklin's right to use its marks in the United States.

GOVERNMENT REGULATION

     Ben Franklin is subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. Ben Franklin is also subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship. The Federal Trade Commission's Trade Regulation Rule on Franchising (the "FTC Rule") and certain state laws require that Ben Franklin furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

     Ben Franklin is required to update its offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require Ben Franklin to stop offering and selling franchises until the documents are so updated.

     Further, state laws that regulate the franchisor-franchisee relationship currently exist in a substantial number of states. Such laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded Ben Franklin from seeking franchisees in any given area. Such laws may restrict a franchisor in the termination or non-renewal of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination or non-renewal, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation. These provisions have not had a significant effect on Ben Franklin's operations to date.

     Ben Franklin believes it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder and possesses all material permits and licenses required for the conduct of its business.

     Ben Franklin's subsidiary that acts as an insurance agent is generally required to be licensed in each state in which it accepts insurance premiums. Ben Franklin believes it is duly licensed in those states in which it is required to be so licensed.

     Ben Franklin's trucking operation is subject to regulation by the Interstate Commerce Commission and the Department of Transportation with respect to interstate transportation and by state regulatory agencies with respect to intrastate transportation.

EMPLOYEES

     As of March 31, 1994, Ben Franklin employed 1,250 persons, of which approximately 1,080 were permanent and 170 were seasonal employees. Approximately 142 employees of Ben Franklin are represented by two unions. Ben Franklin believes that its employee relations are good.

PROPERTIES

     Ben Franklin owns two of its distribution centers located in New Hope, Minnesota (284,000 square feet) and Seymour, Indiana (600,000 square feet). Ben Franklin leases one distribution center located in Ontario, California (225,000 square feet). Ben Franklin also leases its executive offices located in Carol Stream, Illinois and its data processing center in Wichita, Kansas. Ben Franklin believes that its existing distribution centers and headquarters have sufficient capacity to accommodate Ben Franklin's foreseeable growth except for the Ontario distribution center. Currently, Ben Franklin is reviewing potential sites in the same area to insure sufficient room for future growth. The Ontario lease expires October 30, 1996. Ben Franklin also leases sites for 14 company-owned crafts superstores. Ben Franklin currently leases from landlords and subleases to franchisees 50 stores. In addition, Ben Franklin is the lessee of four stores formerly subleased to franchisees but which currently are not occupied. Ben Franklin leases a warehouse in Hunt Valley, Maryland, that it subleases to the Sherwin-Williams Company and has exercised its option to purchase the warehouse upon the expiration of its lease on September 29, 1994.

                                OTHER ACTIVITIES

     The registrant has made certain investments in real estate and real estate loans through limited partnerships. These limited partnerships are controlled by two wholly-owned subsidiaries of the registrant one or the other of which holds a 50% general partner's interest in these limited partnerships. The limited partnerships are engaged in the buying, holding, operating and disposing of real estate or real estate loans available through the Resolution Trust Corporation or other financial institutions. These limited partnerships own three hotels, four office buildings and a condominium complex which they have acquired from the Resolution Trust Corporation and other financial institutions.

                            ENVIRONMENTAL REGULATION

     The registrant, like many other enterprises, is subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect the registrant's previously sold operations where the registrant retained all or part of any environmental liabilities on conditions existing at the date of sale.

     It is anticipated that compliance with statutory requirements related to environmental quality control will continue to necessitate cash outlays by the registrant for certain former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the registrant, the unknown extent of the registrant's probable liability in proportion to the probable liability of other parties. Moreover, the registrant may have environmental liabilities that the registrant cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The registrant cannot now estimate the additional costs and expenses it may incur for such environmental liabilities. While management of the registrant does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information may ultimately change management's current assessment. See Note P to the Notes to Consolidated Financial Statements of the registrant contained herein in Item 8. Also, see "Item 3. Legal Proceedings" below for a discussion of outstanding environmental actions involving the registrant.

                                   EMPLOYEES

     The number of persons employed by the registrant and its consolidated subsidiaries was approximately 4,111 at March 31, 1994.

ITEM 2. PROPERTIES

     All information with respect to properties owned or leased by the registrant has been included under the description of the registrant's businesses, except for the following. The registrant leases office space in Pittsburgh, Pennsylvania and Arlington, Texas, both of which are currently subleased.

ITEM 3. LEGAL PROCEEDINGS

     On March 1, 1994, the registrant and FoxMeyer announced that the registrant has proposed a merger in which a wholly-owned subsidiary of the registrant would be merged with and into FoxMeyer, making FoxMeyer a wholly owned subsidiary of the registrant (the "Proposed Merger"). In the announcement, the registrant initially proposed that the holders of each share of FoxMeyer's common stock (other than the registrant) would receive $14.75 in principal amount of a new issue of 8.75% senior notes due 2004 to be issued by a new holding company created for the purpose of holding a majority of FoxMeyer's outstanding shares.

     Since the announcement of the Proposed Merger, nine suits have been filed in the Court of Chancery of the State of Delaware, each purporting to be asserted on behalf of a class of FoxMeyer's stockholders against FoxMeyer, the registrant and certain present directors and officers of one or both companies. All of the cases seek to enjoin the Proposed Merger or, in the alternative, to rescind the transaction if it takes place and request unspecified money damages, attorneys' fees and costs.

     The registrant, FoxMeyer and each of the directors of FoxMeyer are named as defendants in the following six cases: (1) Freeberg v. Butler, et al.; (2) Croyden Associates v. Butler, et al.; (3) Bogen v. Butler et al.; (4) Beech Hill Partners, L.P. v. Butler et al.; (5) Miller v. Butler et al.; and (6) Margulies
v. FoxMeyer et al. The registrant, FoxMeyer and Abbey J. Butler, Melvyn J. Estrin, Sheldon W. Fantle and Paul M. Finfer, directors of the registrant, are named as defendants in R.S. Harmon & Co. v. National Intergroup, et al. The registrant, FoxMeyer and Abbey J. Butler, Melvyn J. Estrin and Sheldon W. Fantle, as well as three individuals who are former officers of the registrant, are named in Hojnoski v. FoxMeyer et al. The registrant, FoxMeyer and each of the directors of FoxMeyer, as well as Alfred H. Kingon and William G. Tull, directors of the registrant, and Robert J. Slater, a former director of the registrant, are named in Doris Oppenheim, et al. v. FoxMeyer Corporation, et al.

NATIONAL STEEL CORPORATION

     In accordance with certain provisions of the Stock Purchase Agreement and related documents dated August 22, 1984 (and as subsequently amended) (the "Stock Purchase Agreement") between the registrant and Nippon Kokan K.K. ("NKK") whereby the registrant sold 50% of the stock of National Steel Corporation ("NSC") to NKK, the registrant assumed primary responsibility for, is obligated to provide funds to NSC for the payment and discharge of, and agreed to indemnify NSC against, certain liabilities that existed at the time of the sale. On February 3, 1993, the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and NSC entered into an agreement (the "Definitive Agreement") pursuant to which the registrant was required to pay all liabilities, costs, expenses, attorneys' fees and disbursements incurred with respect to environmental liabilities (collectively, "Environmental Liabilities") for which the registrant had agreed to indemnify NSC. In accordance with the requirements of the Definitive Agreement, the registrant deposited with NSC a total of $10,000,000 ($1,323,818.16 on January 14, 1994 and $8,676,181.84 on
January 20, 1994) as a prepayment of its indemnification obligation. The Definitive Agreement provides that after January 14, 1994, NSC will discharge Environmental Liabilities as they become due and owing after January 14, 1994, up to the $10,000,000 amount deposited by the registrant.

     In accordance with the terms of the Definitive Agreement, NSC will administer and discharge Environmental Liabilities incurred at the sites described in paragraphs (a) through (h) below:

          (a) A remedial cleanup was commenced by notice letters dated February 1, 1985, by Region 3 of the United States Environmental Protection Agency (the "EPA") to a number of companies, including NSC, encouraging them to undertake an immediate voluntary action with respect to the cleanup of a certain scrap metal yard in Swissvale, Pennsylvania. The EPA's notices allege that the scrap yard is contaminated with certain hazardous substances, including polychlorinated biphenyls ("PCBs"), and that a small process building on-site is contaminated with dust containing elevated levels of polychlorinated dibenzo-s-dioxins and dibenzofurans. On or about October 12, 1989, the United States filed a complaint in the United States District Court for the Western District of Pennsylvania entitled United States v. Consolidation Coal Company, et al., seeking reimbursement of the EPA's response costs as well as a declaratory judgment as to liability for future response costs. Neither NSC nor the registrant was named a defendant in this litigation, but the four named defendants filed a third-party complaint for contribution against 18 third-party defendants, including "National Intergroup, Inc. f/k/a National Steel Corp." The registrant filed a response to the third-party complaint denying any and all liability associated with the site. In addition, the defendants, the registrant and NSC have filed a Joint Stipulation for the Substitution of National Steel Corporation for National Intergroup, Inc. as Named Third-Party Defendant. By Order, dated May 15, 1992, the court stayed discovery only with respect to the third-party defendants, including NSC, and ordered the government to sample the dioxin wastes currently stored in containers at the site in Swissvale, Pennsylvania and to determine whether a waste management company would accept the dioxin wastes for landfilling. By Order, dated January 21, 1993, the court approved a Stipulation of Dismissal pursuant to which the government dismissed one of the four named defendants, USX Corporation, from the lawsuit. On February 26, 1993, third-party defendant Noralco Corporation filed a fourth-party complaint against the Estate of Ben Kalik and Frances Kalik, individually and Ben Kalik t/d/b/a Swissvale Auto Surplus Parts Company. Mr. Kalik and his company owned and operated the subject scrap metal yard in Swissvale, Pennsylvania. Trial of the government's case against the three remaining defendants was scheduled to begin on December 6, 1993, but on December 2, 1993 the defendants reached a tentative settlement with the government in the aggregate amount of $1.5 million
     (the government's latest claim was approximately $4.5 million). The settlement is subject to the negotiation of a consent decree acceptable to all parties and the court's approval of the consent decree following a 30-day public comment period. By letter, dated January 5, 1994, the defendants stated that they are prepared to settle the third-party action for an aggregate amount of $375,000 from the 18 third-party defendants, including NSC.

          (b) The EPA has notified NSC that it is one of a number of parties potentially responsible for wastes present at the Buckeye dumpsite near St. Clairsville, Ohio, and has requested NSC's voluntary participation in certain remedial actions. The EPA's proposed remedial activities with respect to the site are estimated to cost approximately $35 million. On or about September 20, 1991, NSC and approximately 32 other potentially responsible parties ("PRPs") received a Special Notice Letter from the EPA. The Special Notice Letter notified the PRPs of their potential liability with respect to the site and specifically encouraged the PRPs to perform or finance the remedial design of the remedial action to be conducted at the site. The Special Notice Letter also demands that the PRPs reimburse the EPA for its past costs with respect to the site, which the EPA estimates to be approximately $925,000. In response to the special notice letter, NSC has joined a PRP group with approximately 13 other PRPs to perform collectively the remedial design pursuant to an Administrative Order by Consent between the PRP group and the EPA which took effect on February 10, 1992. NSC's allocated share for the remedial design stage is 4.63%. Total costs projected for the remedial design phase are approximately $3 million. On March 28, 1994 NSC was served with a copy of a complaint filed by Consolidation Coal Company v. the United States Department of Interior, The United States Department of Environmental Protection Agency and various other defendants, including NSC. The complaint involves claims regarding the alleged release of hazardous substances from the Buckeye Reclamation Landfill Site, and was filed in the United States District Court for the Southern District of Ohio. Among other things Consolidation Coal Company seeks a determination of the allocation for the remedial action costs (projected to be approximately $35 million) among the municipal and industrial defendants. NSC and eight other industrial defendants intend to hire common local counsel, file an answer to the complaint and vigorously defend the action.

          (c) In March 1988, the EPA notified NSC that the EPA considers NSC to be among the PRPs for the dumping of wastes at the Municipal and Industrial Disposal Company Site near Elizabeth, Pennsylvania and has requested NSC's voluntary participation in certain remedial actions. Because NSC's records do not indicate any involvement with this site by its former Weirton Steel Division, NSC has declined to participate voluntarily in such remedial actions.

          (d) In September 1989, the EPA notified NSC that it considers NSC to be one of the PRPs for the presence of wastes at the Tex Tin Site in Texas City, Texas. By Special Notice letter dated November 27, 1989, the EPA requested the PRPs' voluntary participation in performing or financing a Remedial Investigation and Feasibility Study ("RI/FS") at the site. Because NSC does not believe that it sent any hazardous substances to the site for disposal, NSC has declined to participate voluntarily in the RI/FS.

          (e) By letter dated March 1, 1991, the EPA notified NSC that the EPA considered NSC to be a PRP with respect to the presence of approximately 40 deteriorating drums which may have contained hazardous substances, which drums were discovered on property formerly owned by NSC's Weirton Steel Division in Weirton, West Virginia. The EPA also offered NSC an opportunity to participate in future negotiations as to the removal and remedial activities at the site. On May 2, 1991, the EPA issued an order to NSC and Weirton Steel Corporation requiring the submission of a work plan for the completion of removal response activities at the site. By letter dated May 6, 1991, NSC advised the EPA that it intended to comply with the terms of the order. Weirton Steel Corporation also advised the EPA that it intended to comply with the order. On or about October 22, 1991, the EPA approved for implementation, the work plan for the completion of removal response activities which was jointly submitted to the EPA by NSC and Weirton Steel Corporation. The registrant reimbursed Weirton Steel Corporation for approximately $790,000 expended on the site cleanup. The first round of confirmation sampling to establish the effectiveness of the response activities was completed in February 1992 and the results of that sampling have been forwarded to the EPA with a recommendation that no further remediation efforts at the site are necessary. In June 1992, the EPA tentatively accepted the findings subject to reevaluation upon submission of a final report by NSC and Weirton Steel Corporation.

          (f) In January 1993, NSC was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia which was formerly owned by NSC's Weirton Steel Division and is currently owned by Weirton Steel Corporation. The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton Steel Corporation that additional investigation, possible groundwater and soil remediation, and on-site housecleaning was required at the site. Weirton Steel Corporation has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island and has been seeking reimbursement of that amount and any additional remediation costs involving the lagoon from NSC.

          (g) In accordance with certain provisions of the Stock Purchase Agreement, the registrant has agreed to reimburse NSC, subject to limitations, for certain liabilities arising under environmental laws in relation to NSC's 50% interest (through NSC's wholly owned subsidiary, The Hanna Furnace Corporation) in the Donner-Hanna Coke Joint Venture ("Donner-Hanna"). The matter set forth in the paragraph immediately following may be considered one of those liabilities.

          The EPA notified Donner-Hanna in June 1989 that it is one of the PRPs for wastes present at the Hi-View Terrace Site in West Seneca, New York, and requested information with respect to this site. The EPA has been advised that Donner-Hanna's records do not indicate any involvement with the site.

          (h) NSC, Earth Sciences, Inc. ("ESI") and Southwire Company ("Southwire") were general partners in the Alumet Partnership ("Alumet"), which has been identified by the EPA as one of hundreds of PRPs at the Lowry Landfill Site in Aurora, Colorado. Alumet has presented information to the EPA in support of its position that the neutralized slurry it sent to the Lowry Landfill Site should not be considered hazardous but, to date, the EPA has rejected this argument. The EPA has estimated that the overall cost for remediation activities may be in excess of $500 million. The volume of the waste attributed to Alumet is estimated to be 3.8% of the EPA Waste In List. In December 1991, the City and County of Denver filed a complaint in the United States District Court for the District of Colorado entitled The City and County of Denver v. Adolph Coors Company, et al. against 40 companies, including ESI, seeking reimbursement for costs incurred by and to be incurred by the City and County of Denver with respect to the Lowry Landfill Site. ESI and the plaintiffs reached a confidential settlement agreement and the plaintiffs moved to add Alumet as a defendant but were unsuccessful. Monies collected from settlement of the litigation were placed in a trust to fund the remediation of the Lowry Landfill Site. In June 1993, Alumet received a settlement demand from the City and County of Denver and Waste Management of Colorado, Inc. with regard to Alumet's waste stream volume unaccounted for in the initial litigation. The amount and terms of the settlement demand are confidential. Alumet made a counter-offer to the City and County of Denver and Waste Management of Colorado, Inc. which was rejected. NSC has made demand upon the insurance carriers for NSC and Alumet for participation in the defense of this claim and indemnification. The insurance carriers have acknowledged receipt of notice from NSC under a reservation of rights and have offered to meet with NSC to discuss their possible participation in the defense of Alumet at the site. On November 15, 1993, counsel for Alumet received a CERCLA 107(a) demand letter directed to Alumet from the EPA demanding $15,302,543, plus interest from the date of the demand. The demand represents costs incurred to date at the Lowry Landfill Site by the EPA and NSC believes the same demand was made on all PRPs who sent over 300,000 gallons of waste to the site. Alumet has acknowledged receipt of the demand and contested its liability. On May 2, 1994, Alumet received notice that a complaint had been filed by the City and County of Denver; Waste Management of Colorado, Inc., and Chemical Waste Management, Inc. against multiple companies, including Alumet, the registrant, NSC and Southwire. The Alumet partners are studying the allegations of the complaint, which seeks to recover costs relating to the cleanup of the Lowry Landfill. The complaint has not yet been served on Alumet, the registrant, NSC or Southwire.

NATIONAL ALUMINUM CORPORATION

     During the fiscal year ended March 31, 1990, the registrant disposed of the operating assets of its subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, the registrant retained responsibility for certain environmental matters, as follows:

          (a) NAC received notification in June 1988 that NAC is considered to be one of several hundred PRPs for the clean-up of a site known as the Diaz Refinery in Diaz, Arkansas. On or about September 25, 1989, a complaint was filed in the Chancery Court of Jackson County, Arkansas captioned Grantors to the Diaz Refinery PRP Committee Site Trust, et al. v. Rheem Manufacturing Company, et al., that included NAC as a named defendant. This private litigation by a steering committee of PRPs purports to be an action for a declaratory judgment as to liability for the costs of cleaning the site as well as for recovery of the costs of the clean-up. On January 24, 1990, an Order of Dismissal was entered dismissing with prejudice NAC as a defendant and realigning NAC as a plaintiff. NAC has joined the steering committee of PRPs who have instituted the action and is participating in site remediation activities. NAC's share of the remediation costs at this site should not exceed $100,000.

          (b) In the fourth quarter of 1985, the EPA notified NAC that the EPA considered NAC to be one of a number of PRPs for the disposal of wastes at a site in Massachusetts, known as the Charles George Land Reclamation Trust Landfill, and requested NAC to furnish certain information. No documents have been discovered by NAC that indicate that any hazardous wastes or hazardous substances were transported to or treated, stored or disposed of at this site by NAC. In June 1989, NAC was named as one of approximately 24 additional defendants in a cost recovery action instituted by the United States and the Commonwealth of Massachusetts in the United States District Court for the District of Massachusetts, entitled U.S. v. Charles George Trucking Company, Inc., et al. The new defendants, including NAC, instituted an action in the litigation against approximately 23 third-party defendants. The total cost of remediation at the site has been estimated by the EPA to be approximately $55 million to $65 million. In addition, the Commonwealth of Massachusetts is seeking natural resource damages. Discovery has been completed. The parties have negotiated a comprehensive settlement which is embodied in a consent decree. The private parties have executed the consent decree which is subject to public notice procedures prior to execution by the government plaintiffs. It is anticipated that the settlement will ultimately be approved and entered by the court although the George family has objected to the settlement. The monetary terms of the settlement embodied in the consent decree are subject to certain confidentiality provisions.

          (c) In December 1988, NAC received correspondence from the EPA notifying NAC that the EPA considers it to be one of a number of PRPs for wastes present at the Fisher-Calo Chemical and Solvent Recovery Site in Kingsbury, Indiana. The EPA has ordered 23 of the parties (including NAC) to undertake and complete emergency removal activities at the site. The removal work has been substantially completed. In October 1990, the EPA sent a Special Notice Letter to approximately 350 PRPs, including NAC, requesting the PRPs' voluntary participation in performing or financing the remedial design/remedial action at the site, the cost of which is estimated by the EPA to be approximately $31 million. The Special Notice Letter also demanded payment of the EPA's past costs at the site. The PRPs estimate that the total cost associated with the cleanup will amount to $47 million. In August 1991, NAC was one of approximately 52 PRPs who executed a Consent Decree to perform the remedial design/remedial action which was lodged with the federal district court on December 30, 1991. Pursuant to the terms of the Consent Decree and Cost Sharing Agreement among the PRPs, NAC has paid in full its allocated share of approximately $890,000.

          (d) On October 16, 1989, the United States filed a complaint in the United States District court for the District of New Jersey entitled United States v. Helen Kramer, et al. seeking reimbursement of the EPA's response costs as well as a declaratory judgment as to liability for future response costs with respect to the Helen Kramer Landfill Site in Mantua Township, New Jersey. Neither NAC nor the registrant was named as a defendant in the litigation, but 13 of the 26 named defendants have filed a third-party complaint for contribution against 264 third-party defendants, including Denny Corporation. NAC was served with the third-party complaint as successor to Denny Corporation on January 17, 1991. On July 8, 1991, the court issued an order granting the third-party defendants' motion to separate the trial of the third-party claims from the trial of the primary claims but denying the third-party defendants' motion to stay discovery as to the third-party claims. NAC has opted into a court-approved Settlement Process Protocol and has prepared responses to an informal discovery questionnaire which will form the basis of an allocation scheme among the third-party defendants. NAC continues to participate in the settlement process and is awaiting the completion of a draft allocation scheme, which is being prepared by an independent third party.

          (e) In March 1991, the EPA notified NAC that the EPA considers the former Hastings Aluminum Products Division of NAC to be one of a number of PRPs for the presence of wastes at the Organic Chemical Site near Grandville, Michigan and has requested NAC's voluntary participation in certain remedial actions. In January 1992, NAC and approximately 150 other PRPs received an Administrative Order from the EPA requiring the recipients to perform the first phase of the remediation at the site. NAC has joined a PRP group with several other PRPs to perform collectively the first phase of the site remediation, which is estimated by the EPA to cost approximately $6 million. The PRPs, including NAC, have informed the EPA that they intend to comply with the terms of the Administrative Order.

          (f) In May 1991, the EPA contacted NAC and requested information regarding NAC's disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. NAC responded to the EPA's request, indicating that NAC had disposed of materials at the Green River Disposal Site, but asserting that the materials sent to the site were not hazardous. In January 1992, the EPA notified NAC that the EPA considers NAC to be one of a number of PRPs for contamination at the site. The EPA proposed that NAC enter into negotiations with the Green River Coordinating Committee, a group of PRPs performing a RI/FS pursuant to an administrative order. In March 1992, the Green River Coordinating Committee proposed an allocation formula for funding the RI/FS, to which NAC and numerous other parties have objected. Many of the objecting parties, including NAC, formed the Green River Review Committee which entered into negotiations with the Coordinating Committee to develop a more equitable allocation scheme. In February 1993, the Review Committee entered into a settlement agreement with the Coordinating Committee, pursuant to which the Review Committee's 18 members agreed to pay 21% of the costs associated with the RI/FS, which are estimated to be $4.7 million. As part of the settlement, NAC paid $40,739.00, although NAC will be required to pay additional sums if the cost of the RI/FS exceeds the current estimate. While NAC settled the RI/FS portion of the remediation, the Review Committee and the Coordinating Committee have initiated preliminary discussions regarding future obligations. The registrant will investigate these issues as they develop.

          (g) Following the sale of all of the issued and outstanding capital stock of National Luxembourg Aluminum Company S.A., a Luxembourg corporation ("NLAC"), to AB Electrolux, a Swedish corporation ("AB"), pursuant to an agreement dated January 5, 1989 among NAC, the registrant and AB (the "Purchase Agreement"), certain disputes arose among the parties with respect to the accounting standards used prior to the sale. The disputes were submitted for final resolution to the accounting firm of Price Waterhouse, which agreed with the position asserted by the registrant and NAC. In the fall of 1990, AB and its representatives contacted NAC and the registrant, claiming that AB was entitled to a price reduction of approximately $7 million due to certain alleged failures of the financial statements of NLAC to conform with the provisions of the Purchase Agreement. In light of the threat of litigation, and with reference to the earlier decision by Price Waterhouse, NAC and the registrant instituted National Aluminum Corporation and National Intergroup, Inc. v. AB Electrolux, Civil Action No. 90-1749, in the United States District Court for the Western District of Pennsylvania, which was essentially a Petition for Order Confirming Foreign Arbitration Award based on the International Convention of the Recognition and Enforcement of Foreign Arbitral Orders.

     Subsequent to the filing of the above-referenced suit by NAC and the registrant, AB commenced AB Electrolux v. National Aluminum Corporation and National Intergroup, Inc., in the District Court of Luxembourg, Second Section, alleging that the annual financial statements of NLAC as of December 31, 1988, March 31, 1988 and March 31, 1987 were not prepared in accordance with the Accounting Standards (as defined in the Purchase Agreement) with respect to capitalization of interest relating to the financing of certain fixed assets, depreciation of certain tangible fixed assets and capitalization of certain maintenance expenses. Both NAC and the registrant have responded to the suit by AB by denying all liability and have filed suit, in the form of claim against KPMG Peat Marwick, the former independent certified accounting firm of NLAC. Following a hearing before a three judge panel of a Luxembourg court, the parties were officially advised by the court clerk in March 1994 that the claims of AB Electrolux against the registrant and NAC had been dismissed. The court also dismissed the counterclaim of the registrant and NAC. The registrant and NAC have received notice that AB has filed an appeal of the judgment.

OTHER

     The registrant also is a party to various other lawsuits arising in the ordinary course of business. The registrant, however, does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The registrant's common stock is listed for trading on the New York Stock Exchange. At June 1, 1994, the registrant had 7,574 stockholders of record. Information concerning the high and low market prices on the New York Stock Exchange of the registrant's common and preferred stocks and dividends declared on such stocks for each quarter in the last two fiscal years are shown below:

                                                            MARKET PRICE RANGE
                                         --------------------------------------------------------
                                                                           DIVIDENDS DECLARED
                                         FISCAL 1994    FISCAL 1993            PER SHARE
                                         -----------    -----------    --------------------------
                                         HIGH   LOW     HIGH   LOW     FISCAL 1994    FISCAL 1993
                                         ----   ----    ----   ----    -----------    -----------
Common Stock (Symbol: NII)
  1st Quarter..........................  $14 7/8 $12 3/8 $ 14  $12 5/8    $   0          $   0
  2nd Quarter..........................  13 7/8 12 1/4  14 1/4 11 1/8         0              0
  3rd Quarter..........................  15 7/8 12 3/4    14   11 1/2         0              0
  4th Quarter..........................  17 5/8 13 1/4  14 3/8 12 1/2         0              0
- - - -------------------------------------------------------------------------------------------------
Convertible Preferred Stock (Symbol: NIIPr)
  1st Quarter..........................  51 1/2 49 3/4  51 1/2 48 1/2      1.25           1.25
  2nd Quarter..........................  51 1/2 49 3/4    51   48 1/2      1.25           1.25
  3rd Quarter..........................  50 3/4 49 1/4    51   49 1/4      1.25           1.25
  4th Quarter..........................  51 3/4   50      52   49 7/8      1.25           1.25
- - - -------------------------------------------------------------------------------------------------
Series A Preferred Stock (Symbol: NIIA)
  1st Quarter..........................      *      *       *      *           *              *
  2nd Quarter..........................      *      *       *      *           *              *
  3rd Quarter..........................  33 1/4 30 3/4      *      *        .82**             *
  4th Quarter..........................    38   30 1/4      *      *       1.05**             *
- - - -------------------------------------------------------------------------------------------------

 * Not publicly traded. Issued in November 1993.
** Paid in additional shares of Series A Preferred Stock.

     Information with respect to restrictions on the payment of cash dividends on its common stock and its Series A Preferred Stock is incorporated herein by reference to Note J of Notes to Consolidated Financial Statements contained herein in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary should be read in conjunction with the Consolidated Financial Statements contained herein.

                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA
                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                                                                YEARS ENDED MARCH 31,
                                                 ----------------------------------------------------
                                                   1994       1993       1992       1991       1990
                                                 --------   --------   --------   --------   --------
                                                     (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
  Net sales....................................  $5,409.4 $4,851.6   $3,411.3   $3,207.5   $2,736.1
  Operating costs..............................   5,358.1   4,841.5    3,373.5    3,227.1    2,734.4
  Operating income (loss) from continuing
     operations................................      51.3       10.1       37.8      (19.6)       1.7
  Financing costs, net.........................      22.9       14.4       17.2       30.1       54.6
  Income tax provision (benefit)...............      (1.2)     (25.2)       8.0       (3.2)     (27.1)
  National Steel Corporation...................       5.3      (15.1)       7.5      (12.5)      34.6
  Minority interest in results of operations of
     consolidated subsidiaries.................       5.4        5.2        9.5         --         --
  Income (loss) from continuing operations
     before extraordinary items and cumulative
     effect of
     change in accounting principle............      29.5         .6       10.6      (59.0)       8.8
  Discontinued operations......................        --         --       25.6     (220.0)      33.9
  Income (loss) before extraordinary items and
     cumulative effect of change in accounting
     principle.................................      29.5         .6       36.2     (279.0)      42.7
  Extraordinary items..........................        --         --       (5.8)        --       13.0
  Cumulative effect of change in accounting
     principle                                         --         --         --      (15.6)        --
  Net income (loss)............................  $   29.5   $     .6   $   30.4   $ (294.6)  $   55.7
- - - -----------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  Earnings (loss) per share:
     Continuing operations.....................  $   1.10   $   (.24)  $    .24   $  (2.97)  $    .15
     Discontinued operations...................        --         --       1.19     (10.11)      1.56
     Extraordinary items.......................        --         --       (.27)        --        .60
     Cumulative effect of change in accounting
       principle...............................        --         --         --       (.71)        --
     Earnings (loss)...........................  $   1.10   $   (.24)  $   1.16   $ (13.79)  $   2.31
  Cash dividends per share.....................        --         --         --         --         --
  Average number of common shares outstanding
     (in thousands)............................    16,931     19,967     21,444     21,763     21,754
- - - -----------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
  Working capital..............................  $  375.0   $  373.2   $  307.8   $  321.5   $  239.5
  Total assets.................................   1,525.5    1,562.1    1,137.4    1,065.2    1,576.5
  Capital expenditures.........................      56.3       20.1       20.2        8.5        7.3
  Long-term debt...............................     310.9      256.6       29.6      208.4      180.0
  Redeemable preferred stock...................     164.8       50.6       55.0       55.0       55.0
  Stockholders' equity.........................     224.8      360.1      377.6      416.1      694.5
- - - -----------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
  Current ratio................................    1.59:1     1.52:1     1.71:1     1.97:1     1.59:1
  Long-term debt as a percent of total
     capitalization............................      44.4%      38.5%       6.4%      30.7%      19.4%
  Return on average common stockholders'
     equity....................................      10.1%       0.2%       7.7%     (53.1)%      8.2%
  Return on net sales..........................       0.5%       0.0%       0.9%      (9.2)%      2.0%
- - - -----------------------------------------------------------------------------------------------------

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

     The comparability of the information presented above is affected by acquisitions, dispositions and other transactions which are described in the accompanying footnotes to the consolidated financial statements, which should be read in conjunction with this five-year financial summary. Comparability has also been affected by the cumulative effect of a change in accounting principle in fiscal 1991 related to the adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." Securities and Exchange Commission regulations require that capitalization ratios also be shown with redeemable preferred stock included in debt. On this basis, long-term debt as a percent of total capitalization would be 67.9%, 46.0%, 18.3%, 38.8% and 25.3%, respectively, for each of the five years ended March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     National Intergroup, Inc. and its subsidiaries (the "Corporation") reported significantly improved results for the year ended March 31, 1994 as compared to the prior fiscal year. Earnings applicable to common stockholders increased to $1.10 per share of common stock in fiscal 1994 from a loss of $.24 per share in fiscal 1993. The results primarily reflect improved performance at the Corporation's 80.5%-owned subsidiary, FoxMeyer Corporation ("FoxMeyer"), and the effects of a November 1993 exchange offer whereby approximately 6.8 million shares of the Corporation's common stock were exchanged for 3.4 million shares of a new series of preferred stock.

     The Corporation conducts its business principally through two operating units, FoxMeyer and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.2%-owned subsidiary. FoxMeyer is engaged primarily in the distribution of a full line of pharmaceutical and health and beauty aid products to independent drug stores, hospitals, alternate care facilities and chain stores. FoxMeyer also provides managed care prescription benefit services to health care sponsors. Ben Franklin is engaged in the franchising of general variety stores and the franchising and operation of craft stores, together with the wholesale distribution of products to those stores. An overview of the results of the Corporation's operating subsidiaries follows.

  FoxMeyer

     Record sales of $5.1 billion reinforced the position of FoxMeyer as a significant participant in the nation's health care system. Despite continued cost containment measures by FoxMeyer's customers and intense competition, growth occurred across all customer segments. Operating income increased to $64.2 million from $13.9 million in the prior fiscal year when FoxMeyer recorded a $41.0 million pre-tax charge to reflect a provision for possible loss on amounts due from Phar-Mor, Inc. ("Phar-Mor") as a result of Phar-Mor's August 1992 bankruptcy filing.

     FoxMeyer responded to price competition and reduced inventory investment buying opportunities, which were attributable to a reduction in manufacturer price increases, with the implementation of new private label, generic product and every day low pricing programs. Expanded sales of higher margin over-the-counter products and general merchandise also partially offset these margin pressures.

     In fiscal 1994, FoxMeyer continued its efforts to streamline its business nationwide and to make the organization more responsive and cost effective. FoxMeyer has put in place many initiatives in recent years which included the realignment of distribution centers, reductions in work force, outsourcing of certain services, implementation of warehouse automation and quality programs and centralization of certain functions. Further realignment of distribution centers is planned for fiscal 1995.

     FoxMeyer took advantage of favorable financial markets to strengthen its capital structure by renegotiating virtually all of its debt obligations. Enhanced liquidity and lower financing costs resulted from extended maturities and expanded limits on FoxMeyer's revolving credit facilities. In addition, a $125 million term loan and a portion of FoxMeyer's borrowings under its revolving credit lines, which were subject to floating interest rates, were rolled into a $198 million private placement of 7.09% senior notes (the "Senior Notes") due in 2005.

     Recently, FoxMeyer's Board of Directors formally approved an investment of up to $60 million in new information systems, emphasizing FoxMeyer's commitment to further improvements in operating efficiency, cost reductions, asset performance and customer service. The full impact of this program should be realized beginning in fiscal 1996.

     To capitalize on the changes in the nation's health care system, FoxMeyer took steps to diversify outside its core distribution business and expanded programs related thereto. Specifically, FoxMeyer established itself in new specialty business markets geared toward meeting the needs of oncology, dialysis and ambulatory clinics. FoxMeyer has launched DecisionQuest(SM) and QuestDur(SM), two on-line information services that allow access to benefit plan, membership eligibility, drug utilization and therapeutic data, through its wholly-owned prescription benefits management subsidiary, Health Care Pharmacy Providers, Inc. FoxMeyer also continued development of related managed care opportunities by inaugurating FoxCare(TM) Network, a program aimed at providing independent retail pharmacy customers greater access to managed care plans, and by acquiring, in April 1994, Scrip Card Enterprises, Inc. ("Scrip Card"), a prescription benefits management company based in Salt Lake City. Through these initiatives FoxMeyer is positioning itself to efficiently gather and report therapy information generated by all participants in the national health care system.

     By transforming itself from a pure distribution company, management believes FoxMeyer is responding appropriately to a health care industry which is undergoing dramatic changes. The initiatives outlined above have been developed and implemented as part of a new strategic plan aimed at improving FoxMeyer's value, extending FoxMeyer's position of leadership in health care markets and improving profitability by enhancing margins and reducing costs.

  Ben Franklin

     Net sales declined $8.2 million to $338.0 million in fiscal 1994 reflecting a decrease in Ben Franklin's warehouse sales attributable to the loss of 51 variety store franchises and a sluggish retail sales environment. Operating income declined from $4.6 million in fiscal 1993 to a loss of $2.1 million in fiscal 1994 principally due to a $5.3 million charge relating to Ben Franklin's restructuring plans for its wholesale operations.

     Ben Franklin expects to lose additional franchisee-owned variety stores due to increasing competition from national and regional chain stores. While recognizing the continued importance of its core warehouse distribution business, the management of Ben Franklin is aggressively pursuing the expansion of company-owned and franchised crafts superstores.

     Ben Franklin has 597 franchisee-owned variety stores, 224 franchisee-owned crafts stores and 48 franchisee-owned crafts superstores open as of March 31, 1994, and expects 20 new franchisee-owned crafts superstores to open during 1995. In addition, Ben Franklin owned and operated 14 craft superstores at March 31, 1994, and plans to open 16 new company-owned and operated crafts superstores in fiscal 1995. Ben Franklin's strategy is to establish company-owned stores in clusters to enhance economies of scale associated with advertising and delivery expenses. These new stores will be added to existing markets and to new markets where management believes multi-store opportunities exist.

     To fund the expansion of the planned company-owned crafts superstores and to take advantage of favorable financial markets, Ben Franklin issued $28.8 million of 7.5% convertible subordinated notes (the "Ben Franklin Notes") due in 2003.

  Other

     The Corporation continued to liquidate assets and settle obligations associated with previously owned businesses. To this end, in January 1994, the Corporation sold substantially all of its 3.4 million shares of National Steel Corporation ("NSC") Class B common stock and transferred $10.0 million of the proceeds to NSC as a prepayment on potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC. In addition, in May 1993, NSC redeemed 10,000 shares of NSC preferred stock owned by the Corporation. The proceeds of $67.8 million were immediately deposited in a pension trust to satisfy liabilities associated with the previously owned Weirton Steel Division.

     The Corporation has made certain investments in limited partnerships engaged in the buying, holding, operating and disposing of real estate or real estate loans available through the Resolution Trust Corporation or other financial institutions. These limited partnerships are controlled by two wholly-owned subsidiaries of the Corporation, one or the other of which holds a 50% general partner interest in these limited partnerships. Activities of the limited partnerships have been consolidated in the accompanying financial statements.

                             RESULTS OF OPERATIONS

     The following table identifies the net sales, gross profit and operating income (loss) components attributable to the Corporation's two principal operating units, FoxMeyer and Ben Franklin, and certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company"), which includes the limited partnership activities described above (in millions of dollars):

                                                                       YEARS ENDED MARCH 31,
                                                                   ------------------------------
                                                                     1994       1993       1992
                                                                   --------   --------   --------
NET SALES
  FoxMeyer.......................................................  $5,071.4   $4,505.4   $3,077.7
  Ben Franklin...................................................     338.0      346.2      340.6
  Intercompany sales.............................................        --         --       (7.0)
                                                                   --------   --------   --------
                                                                   $5,409.4   $4,851.6   $3,411.3
GROSS PROFIT
  FoxMeyer.......................................................  $  285.2   $  257.1   $  198.3
  Ben Franklin...................................................      59.8       58.9       56.1
  Intercompany...................................................        --         --       (7.0)
                                                                   --------   --------   --------
                                                                   $  345.0   $  316.0   $  247.4
OPERATING INCOME (LOSS)
  FoxMeyer.......................................................  $   64.2   $   13.9   $   50.7
  Ben Franklin...................................................      (2.1)       4.6        3.8
  Holding company................................................     (10.8)      (8.4)     (16.7)
                                                                   --------   --------   --------
                                                                   $   51.3   $   10.1   $   37.8

YEAR ENDED MARCH 31, 1994 COMPARED TO YEAR ENDED MARCH 31, 1993

  FoxMeyer

     Net sales increased 12.6% or $566.0 million to $5,071.4 million for the year ended March 31, 1994, as compared to $4,505.4 million for the year ended March 31, 1993. Prior year net sales did not include the results of Harris Wholesale Company ("Harris") until its acquisition on May 7, 1992. Had Harris operations been included in the consolidated results of operations for the entire 1993 fiscal year, net sales would have been approximately $84.4 million higher. The remaining increase in net sales during fiscal 1994 of $481.6 million related to every major customer group. The largest percentage increases were in sales to independent drug stores, hospitals and alternate care facilities and in FoxMeyer's bulk sales. Such increases were primarily attributable to new accounts that were obtained during fiscal 1993, including Medicine Shoppe International, Omnicare, Inc., and Perry Drug Stores, Inc. Chain store sales increased slightly despite a decline of $183.8 million in sales to Phar-Mor when compared to the prior year.

     Gross margin for the current fiscal year was 5.6% as compared to 5.7% for fiscal 1993. The decline in gross margin is the result of continuing price competition in the industry and the decline in the frequency and magnitude of price increases by pharmaceutical manufacturers which reduces the Corporation's ability to generate profits from inventory investment buying.

     Management of FoxMeyer anticipates further downward pressure on gross margin in FoxMeyer's core pharmaceutical distribution business during fiscal 1995 due to continued price competition driven by large buying groups, reduced opportunities for inventory investment buying and continued political pressures on the health care industry.

     For the year ended March 31, 1994, operating expenses and other income, including a one-time gain of $3.9 million on the termination of certain operating leases, were 4.4% of net sales. For the year ended March 31, 1993, operating expenses and other income were 5.4% of net sales. In fiscal 1993, FoxMeyer recorded a $42.8 million pre-tax charge primarily for a provision for possible loss on amounts due from Phar-Mor. Excluding this charge, operating income and expenses would have been 4.4% of net sales for fiscal 1993.

Therefore, operating expenses and other income as a percentage of net sales were approximately the same for both periods exclusive of this unusual item. While increased sales to lower cost-to-serve customers (i.e., large buying groups and chain stores) and cost containment and reduction programs reduced overall operating costs as a percentage of net sales, additional expenses were incurred related to the redirection of FoxMeyer's product mix, the realignment of distribution facilities and the expansion of complementary business programs.

     As discussed, FoxMeyer expects that the downward pressure on gross margin will continue. To offset this trend, FoxMeyer is shifting its sales mix to higher margin over-the-counter products, health and beauty aids and general merchandise; expanding its private label, generic brand and specialty distribution programs; and offering additional value-added services to its customers. FoxMeyer is also expanding its benefits management and other health care related businesses outside the core pharmaceutical distribution business. FoxMeyer's management believes these efforts, together with the benefits of improved information systems, continued emphasis on cost containment and reduction programs and enhanced asset utilization should lead to future improvements in FoxMeyer's performance.

     Operating income increased $50.3 million for the year ended March 31, 1994, as compared to the prior fiscal year. As a percentage of net sales, operating income was 1.2% of net sales as compared to .3% of net sales in fiscal 1993. The increase was primarily attributable to the one-time Phar-Mor charge in fiscal 1993 described above.

  Ben Franklin

     Net sales decreased $8.2 million or 2.4% to $338.0 million for the year ended March 31, 1994, as compared to $346.2 million for the year ended March 31, 1993. Net sales at company-owned and operated retail crafts superstores increased $3.8 million in fiscal 1994 to $18.4 million primarily due to having the six stores opened in fiscal 1993 operating all year and to the opening of four additional stores in fiscal 1994. Royalty income increased $.5 million over the prior fiscal year to $1.6 million as a result of the increase in franchisee-owned crafts superstores to 48 at March 31, 1994, from 24 at March 31, 1993. Net warehouse sales declined $12.5 million as compared to the prior year to $318.0 million. The decline is the result of the loss of 51 franchisee-owned variety stores during fiscal 1994 and a generally sluggish retail sales environment. Ben Franklin expects competition from national and regional chain stores to result in the closing of 40 to 45 franchisee-owned variety stores in each of the next several years.

     Gross profit increased $.9 million for fiscal 1994 compared to fiscal 1993. Gross profit from company-owned crafts superstores increased $1.2 million primarily due to increased sales. Royalty income from franchisees increased $.5 million in fiscal 1994. The gross profit from warehouse sales decreased $.8 million as a result of the decrease in sales.

     Operating expenses net of other income increased $7.6 million. The primary cause of the increase was a $5.3 million charge for restructuring its wholesale distribution operations. Exclusive of this one-time charge, operating expenses for wholesale operations were $.8 million lower than in the prior fiscal year. Operating expenses related to franchising and company-owned crafts superstores rose $3.1 million primarily due to having the six stores opened in fiscal 1993 operating all year and the addition of four new stores in fiscal 1994.

     Of the $5.3 million in restructuring charges, approximately $.8 million represented a non-cash write-down of variety store inventories. The remaining charges relate to the costs associated with workforce reductions and relocating facilities, of which $.8 million was spent in the current fiscal year. Expenditures to complete the restructuring are expected to continue over the next two fiscal years. As the restructuring is completed, Ben Franklin's management anticipates that $1.5 million a year in benefits will be derived from improved productivity and lower amounts of capital invested in slow-moving inventory.

     Ben Franklin's operating income decreased $6.7 million in fiscal 1994 as compared to fiscal 1993. The decrease was primarily the result of the one-time restructuring charge. Excluding the one-time charge, operating income from wholesale operations was at break-even. Operating results from crafts superstore royalty income and company-owned and operated stores were $1.4 million less than the prior fiscal year. While sales and gross profit increased for this portion of the business, expenses rose faster thereby reducing operating income.

  The Holding Company

     The Holding Company's operating loss for the year ended March 31, 1994 was $10.8 million as compared to an operating loss of $8.4 million for the year ended March 31, 1993. The operating loss in each period represents the general and administrative costs incurred by the Holding Company.

  National Steel Corporation Results

     The Corporation's investment in NSC reflects income of $5.3 million for the current fiscal year compared to a $15.1 million loss for the prior fiscal year. The loss in the prior fiscal year was the result of a $22.4 million write-down of the Corporation's investment in NSC common stock to its market value at March 31, 1993. In the current fiscal year, the Corporation sold substantially all of its investment in NSC common stock at an additional loss of $2.4 million. Net preferred dividend income was approximately the same for both fiscal years.

  Net Financing Costs

     Net financing costs increased 58.7% to $22.9 million for the year ended March 31, 1994, from $14.4 million for the year ended March 31, 1993. Interest income increased $2.0 million in fiscal 1994 over fiscal 1993. The increase was principally due to the interest earned on real estate loan investments made during fiscal 1994. Interest expense increased $10.5 million as compared to the prior year. Average borrowings increased from approximately $201.6 million during fiscal 1993 to $333.5 million during fiscal 1994. The increase in average borrowings was primarily the result of the issuance of the Senior Notes and the Ben Franklin Notes, the proceeds of which were used as described below (see Liquidity and Capital Resources). In addition, average borrowings under the Corporation's various revolving credit facilities were $23.9 million higher than in the prior year and borrowings related to real estate investments were $17.7 million at March 31, 1994. The average interest rate paid on these borrowings also rose during the year primarily as a result of the higher fixed rates paid on the Senior Notes and Ben Franklin Notes. The average borrowings for fiscal 1994 would have been higher if FoxMeyer had not entered into a $125 million accounts receivable financing arrangement in October 1993. Under this arrangement, FoxMeyer sold $125 million of its accounts receivable using the proceeds to reduce borrowings under its revolving credit facilities. The costs associated with the sale of accounts receivable is charged against operating income.

  Income Taxes

     The Corporation recorded an income tax benefit of $1.2 million for the year ended March 31, 1994. The difference between the actual fiscal 1994 tax benefit and the expected tax provision based on statutory income tax rates was principally due to a $6.5 million reduction in the deferred tax asset valuation allowance.

     Similarly, the income tax benefit of $25.2 million for the year ended March 31, 1993 differed from the expected income tax provision based on statutory income tax rates due principally to the $12.5 million reduction in the deferred tax asset valuation allowance and certain other adjustments described in Note N to the consolidated financial statements.

  Minority Interest in Results of Operations of Consolidated Subsidiaries

     In fiscal 1994, the minority interest in results of operations of consolidated subsidiaries represented a 19.5% share of the net income of FoxMeyer, a 32.8% share of the net loss of Ben Franklin and a 50% share of the net income of the Corporation's investment in real estate limited partnerships. In fiscal 1993, the minority interest in results of operations of consolidated subsidiaries represented a 33% share of FoxMeyer's net income, declining to 19.5% in November 1992, and a 32.7% share of Ben Franklin's net income since May 1992. In addition to these changes in the number of shares of common stock held by FoxMeyer's and Ben Franklin's public stockholders, respectively, the increase of minority interest in results of operations of consolidated subsidiaries was also attributable to the minority stockholders' share of the increase in FoxMeyer's net income which was partially offset by the minority stockholders' share of the decrease in Ben Franklin's results of operations.

  Preferred Stock Dividends

     Preferred stock dividends were $10.8 million for the year ended March 31, 1994, as compared to $5.4 million for the year ended March 31, 1993. During November 1993, the Corporation exchanged approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock. The additional dividends represent the dividends declared on the new series of preferred stock and the accretion of the discount recorded on this series. See Note J to the consolidated financial statements.

YEAR ENDED MARCH 31, 1993 COMPARED TO YEAR ENDED MARCH 31, 1992

  FoxMeyer

     Net sales increased 46.4% or $1,427.7 million to $4,505.4 million for the year ended March 31, 1993, as compared to $3,077.7 million in the year ended March 31, 1992. The addition of Harris' results of operations since its acquisition on May 7, 1992, accounted for $766.1 million of the increase over the prior fiscal year. Net sales, which were up 21.5% without including sales for Harris, increased for all major customer groups. The largest percentage increases were in sales to chain stores, hospitals and alternate care facilities. These increases were primarily attributable to the addition of new accounts and to increased sales to existing accounts through promotional programs, value-added services and competitive pricing.

     Gross margin declined to 5.7% of net sales for fiscal 1993 from 6.5% for fiscal 1992. Approximately one-half of this decrease was the result of the shutdown of FoxMeyer's third party trucking activities in fiscal 1992. Increased sales to large volume, lower margin and lower cost-to-serve customers and continuing price competition throughout the industry also contributed to this decrease. The decrease was partially offset by the higher gross margins earned on the new customer base acquired in connection with the purchase of Harris. FoxMeyer's gross margin was also adversely affected by the decrease in the frequency and magnitude of price increases by pharmaceutical manufacturers.

     Operating expenses, net of other income, increased $95.5 million for fiscal 1993 as compared to fiscal 1992. The increase was partially the result of a $42.8 million unusual charge in fiscal 1993. The charge included a $40.0 million provision for possible loss on amounts due from Phar-Mor, a $1.0 million reserve for anticipated legal and collection costs related to the Phar-Mor bankruptcy and the write-off of $1.8 million of certain chain-store related software development costs. Operating expenses, excluding the Phar-Mor charge, would have increased by $52.7 million. A significant portion of the $52.7 million increase was the result of the acquisition of Harris warehouse operations. As a percentage of net sales, operating expenses without the unusual charge were 4.4% in fiscal 1993 as compared to 4.9% in fiscal 1992. Most divisions continued to experience lower operating expenses as a percentage of net sales. These results were primarily attributable to increased sales to lower cost-to-serve customers, cost containment and cost reduction programs which were partially offset by relatively higher expenses associated with Harris.

     Operating income decreased $36.8 million for fiscal 1993 as compared to fiscal 1992. The decrease was principally the result of the unusual charge of $42.8 million. Operating income, excluding the Phar-Mor charge, would have increased by $6.1 million over the prior year. As a percentage of net sales, operating income, excluding the Phar-Mor charge, was 1.3% for the current year compared to 1.6% for the prior year. The decrease, exclusive of the effects of the unusual charge, was the result of the decline in gross margin that was partially offset by the decline in operating expenses, as a percentage of net sales, discussed above.

  Ben Franklin

     Net sales increased approximately $5.6 million during the year ended March 31, 1993, as compared to the year ended March 31, 1992. Net sales at company-owned and operated retail crafts superstores for the year ended March 31, 1993 increased by approximately $7.7 million over the prior fiscal year due to the opening of six additional stores. Royalty income was also up $.6 million over the prior fiscal year due to the addition of several new franchisees. Net warehouse sales declined $2.7 million between the two periods as a result of the reduction in promotional offerings in fiscal 1993, as compared to fiscal 1992, and a decline in customer traffic in the fourth quarter of fiscal 1993 due to unfavorable weather conditions primarily in the eastern and southeastern United States.

     Gross profit increased from $56.1 million to $58.9 million for the year ended March 31, 1993, as a result of an increase of $3.6 million in gross profit attributable to additional company-owned stores and from royalty income which were offset by a decrease of $.8 million in gross profit from warehouse sales.

     Operating expenses, net of other income, increased $2.0 million for the year ended March 31, 1993, as compared to the year ended March 31, 1992. The increase was primarily the result of an increase of $4.0 million in expenses attributable to the increased number of company-owned and operated crafts superstores which was offset by a $2.0 million decrease in expenses associated with warehouse sales primarily from decreased benefit costs.

     Ben Franklin had operating income of $4.6 million for the year ended March 31, 1993, as compared to $3.8 million in the prior fiscal year. The improved performance in the current fiscal year was primarily due to the $2.8 million increase in gross profit which was offset by an increase of $2.0 million in selling, general and administrative expenses, as described above.

  The Holding Company

     The Holding Company's operating loss for the year ended March 31, 1993, was $8.4 million as compared to an operating loss of $16.7 million for the year ended March 31, 1992. The prior period loss included an $11.5 million charge to reflect a write-down of the Holding Company's investment in Ben Franklin. Without the charge and a gain on the sale of investments of $5.8 million, the operating loss for the year ended March 31, 1992, would have been $11.0 million. The operating loss in each period represents the general and administrative costs incurred by the Holding Company.

  National Steel Corporation Results

     The Corporation's investment in NSC reflects a loss of $15.1 million for the year ended March 31, 1993, as compared to income of $7.5 million for the year ended March 31, 1992. The decrease of $22.6 million was primarily the result of a $22.4 million accounting charge in March 1993 in recognition of the Corporation's intention to sell its NSC common stock investment. The carrying value of the stock was reduced to reflect the market value of the NSC common stock at March 31, 1993, less a selling allowance.

  Net Financing Costs

     Net financing costs decreased 16.2% to $14.4 million for the year ended March 31, 1993, from $17.2 million for the year ended March 31, 1992. Interest income decreased from $3.9 million to $2.5 million primarily as a result of the Holding Company having fewer funds to invest during the current fiscal year and lower market interest rates. In fiscal 1992, funds generated by the sale of The Permian Corporation and FoxMeyer's initial public offering were temporarily invested and not used until late in the third quarter of that fiscal year to retire the Corporation's 11.2% subordinated notes.

     Interest expense decreased from $21.2 million in fiscal 1992 to $17.0 million in fiscal 1993. The decrease reflects a combination of the effects of
(i) lower current year interest rates paid on the FoxMeyer and Ben Franklin credit facilities, (ii) the redemption of all of the outstanding 11.2% subordinated notes in fiscal 1992, (iii) borrowings by FoxMeyer under a term loan to fund the acquisition of Harris on May 7, 1992, and (iv) an increase in the average borrowings outstanding under the FoxMeyer and Ben Franklin credit facilities of $37.0 million to finance the FoxMeyer stock repurchase program, the joint tender offer by FoxMeyer and the Corporation for shares of FoxMeyer common stock (the "Tender Offer") and the increase in the Phar-Mor receivables as a result of the Phar-Mor bankruptcy and the Corporation's continuing relationship with Phar-Mor.

  Income Taxes

     The Corporation recorded an income tax benefit of $25.2 million for the year ended March 31, 1993 as compared to a tax provision of $8.0 million for the year ended March 31, 1992. The difference between the actual fiscal 1993 tax benefit and the expected tax benefit based on statutory income tax rates was principally due to the $12.5 million reduction in the deferred tax asset valuation allowance. Realization, and therefore recognition, of such deferred tax asset was determined to be more likely than not only after the reconsolidation, for federal income tax filing purposes, of FoxMeyer subsequent to the Tender Offer in November 1992.

     Neither Ben Franklin's operating results since its public offering in May 1992, nor FoxMeyer's operating results for the period from April 1, 1992, through November 19, 1992 (the date of completion of the Tender Offer), may be included in the Corporation's consolidated income tax filing. Therefore, for that period, any net taxable income of these subsidiaries could not be offset by losses of the remaining entities in the Corporation's consolidated federal income tax group. The fiscal 1992 tax expense of $8.0 million primarily represents the tax expense incurred by FoxMeyer after its initial public offering.

  Minority Interest in Results of Operations of Consolidated Subsidiaries

     The minority interest in results of operations of consolidated subsidiaries represents the 33% proportionate share of FoxMeyer's net income from April 1, 1992, declining to 19.5% in November 1992, and the 32.7% proportionate share of Ben Franklin's net income since May 1992, which amount is attributed to those shares of common stock held by FoxMeyer's and Ben Franklin's public stockholders, respectively. The decrease of $4.3 million to $5.2 million for the year ended March 31, 1993, as compared to the prior fiscal year is principally due to the $38.6 million decline in FoxMeyer's net income in fiscal 1993.

  Discontinued Operations

     The Corporation's gain on disposal of discontinued operations in fiscal 1992 consisted of a $16.8 million gain on the sale of The Permian Corporation and an $8.8 million gain from the reconsolidation of Ben Franklin.

  Extraordinary Item

     For the year ended March 31, 1992, the extraordinary item included the Corporation's recognition of a $5.7 million loss on the early redemption of its 11.2% subordinated notes during December 1991.

                        LIQUIDITY AND CAPITAL RESOURCES

     Management assesses the Corporation's liquidity based on its major business segments. Since both FoxMeyer and Ben Franklin are publicly traded and their debt agreements restrict the funds that may be transferred to the Holding Company, each of the business segments must, for the most part, fund its own operations and capital needs with only dividend payments and tax sharing payments, where applicable, being transferred between the business segments. The following is a discussion of the liquidity and capital resources of each business segment.

  FoxMeyer

     Net cash provided by operating activities was $52.0 million. Cash was primarily generated by the sale of a percentage ownership interest in a defined pool of trade accounts receivable (the "Receivables Financing") for $125 million. Generally, an undivided interest in new accounts receivable are sold daily as existing accounts receivable are collected to maintain the participation interest at $125 million. Excluding the effect of the Receivables Financing, operating activities would have resulted in a $73.0 million use of cash. Such use was primarily attributable to (i) an increase in the accounts receivable balance at a rate slightly higher than the increase in sales activity and (ii) a decline in the accounts payable balance resulting from liquidation, in February and March, of inventory accumulated in earlier months without the current need to replenish.

     Cash used in investing activities was $34.4 million, resulting primarily from purchases of property, plant and equipment of $26.5 million. A substantial portion of these funds were for software and computer hardware purchases relating to FoxMeyer's program to enhance its business by upgrading its information systems and technology. FoxMeyer expects to spend an additional $30 million under this program in fiscal 1995. In addition, FoxMeyer expects to spend approximately $15 million on distribution center improvements and an undetermined additional amount for acquisitions of businesses that management believes will strengthen FoxMeyer's future growth. As part of this program, in April 1994, FoxMeyer purchased Scrip Card for approximately $10.0 million to enhance its position in the prescription benefits management area.

     Cash used in financing activities was $19.5 million. FoxMeyer restructured a majority of its debt during fiscal 1994, thereby increasing liquidity and converting some variable interest rate debt to fixed interest rate debt. As part of this restructuring, the $198 million Senior Notes were issued in April 1993. The proceeds from the Senior Notes were used to reduce outstanding balances under FoxMeyer's credit facility (the "FoxMeyer Credit Facility") including the retirement of the $125 million term loan facility used to finance the acquisition of Harris in May 1992. Concurrently, the FoxMeyer Credit Facility was amended and restated, resulting in an increase in the amount of the revolving credit line to $210 million from $200 million, the extension of the maturity to March 31, 1996, and the release of the collateral. In August 1993, the FoxMeyer Credit Facility was supplemented with a $40 million seasonal revolving credit line bringing FoxMeyer's total available revolving credit lines to $250 million.

     FoxMeyer's borrowings outstanding under its $250 million of revolving credit facilities were $54.7 million at March 31, 1994. Restrictions imposed by the revolving credit facilities require that on the last day of any fiscal quarter, FoxMeyer's total indebtedness to capitalization ratio, as defined therein, may not exceed .5 to 1.0. Under the requirements of this covenant, FoxMeyer could have borrowed an additional $67.2 million at March 31, 1994. FoxMeyer is also required to maintain certain levels of net worth, which may restrict the amount of dividends FoxMeyer can pay to its stockholders. The average and maximum amounts borrowed during fiscal 1994 under the revolving credit facilities were $97.3 million and $215.5 million, respectively. The maximum amount borrowed under the revolving credit facilities occurred prior to obtaining the Receivables Financing.

     During fiscal 1995 and in future years, FoxMeyer expects that cash flow from operations and continued maintenance of its working capital facilities will provide adequate cash to fund capital expenditures and seasonal increases in inventories and receivables. FoxMeyer intends to fund its debt obligations as they mature by issuing additional debt or through cash flow from operations. Beyond that, FoxMeyer believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

  Ben Franklin

     Net cash used in operating activities (which includes working capital components) was $19.7 million. The increase was primarily the result of the increase in accounts receivable, inventories and other current assets which was partially offset by increases in accounts payable and accrued liabilities. Inventories increased approximately $9.5 million, of which $4.3 million represented increased inventories at company-owned crafts superstores. Four more company-owned craft superstores were open at March 31, 1994, than at the prior fiscal year end. The remainder of the increase in inventories and receivables was in warehouse operations.

     Net cash used in investing activities was $16.8 million, which was used to purchase property, plant and equipment. Of the fiscal 1994 expenditures, $11.1 million was used to purchase a warehouse which Ben Franklin had previously leased. The remaining capital expenditures related to warehouse improvements and the opening of four new company-owned crafts superstores. Ben Franklin expects capital expenditures for fiscal 1995 to be approximately $6.6 million. The capital budget for 1995 includes opening 16 company-owned crafts superstores.

     Operating and investing activities were funded by the $28.8 million Ben Franklin Notes issued in June 1993 and a new facility mortgage in the amount of $8.3 million. Due to the availability of funds provided by the Ben Franklin Notes, borrowings under the Ben Franklin revolving credit facility declined to an average of $2.3 million for fiscal 1994 compared to an average of $6.0 million in fiscal 1993.

     Ben Franklin has a $15 million revolving credit facility that was replaced in June 1994 with a new $15 million facility that matures in August 1995. The new facility is unsecured and requires that for at least 30 consecutive days each year, there may be no borrowed funds. Additional covenants prohibit the payment of dividends on common stock and require certain levels of net worth be maintained.

     Ben Franklin's management believes that cash on hand, cash generated by operations, borrowings under the revolving credit facility, credit from its vendors and customer financing programs will be sufficient to fund working capital needs and to fund capital expenditures during fiscal 1995 and beyond. Ben Franklin intends to fund its long-term obligations as they become due by issuing additional debt or through cash flow from operations.

  Holding Company

     At March 31, 1994, the Holding Company had unrestricted cash and short-term investments of approximately $15 million. In addition, the Holding Company had $15 million available under a revolving credit facility (the "Credit Facility") and $1.7 million available under a loan agreement with FoxMeyer (the "NII Loan"). The Holding Company also had an additional $1.4 million in cash in the real estate limited partnerships that it controls. The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, dividend payments on the Corporation's redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain.

     During fiscal 1994, NSC redeemed 10,000 shares of NSC preferred stock owned by the Holding Company. Proceeds of $67.8 million were deposited in the Weirton Pension Trust. In addition, the Holding Company sold substantially its entire investment in NSC common stock for $42.8 million. After paying $10.0 million of such proceeds to NSC for the purpose of prepaying potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC, the remaining funds were added to the working capital of the Holding Company. The $10.0 million transferred to NSC will reduce future environmental expenditures that the Holding Company might have been required to fund. Any excess funds transferred to NSC over the amount required to pay environmental claims will be returned in 20 years. A portion of the sales proceeds received were used to make certain investments including investments in real estate limited partnerships and to retire all amounts then outstanding under the Holding Company's Credit Facility.

     The Holding Company's Credit Facility and the NII Loan are secured by shares of common stock of FoxMeyer; they restrict payment of cash dividends on the Corporation's common stock and its Series A Preferred Stock (see description below); and they impose limits on the repurchase of shares of its common stock. The Credit Facility and the NII Loan also place other limitations and restrictions on the Corporation including limiting the type of investments it may make. The Credit Facility expires on April 1, 1996. No balances were outstanding under the Credit Facility at March 31, 1994. The average amount borrowed during fiscal 1994 was $2.9 million. At March 31, 1994, $28.3 million was outstanding under the NII Loan. The NII Loan matures on December 15, 1996.

     In November 1993, the Corporation exchanged approximately 6.8 million shares of its common stock for 3.4 million shares of a newly issued $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock are payable quarterly. On and prior to October 15, 1996, the Corporation may, at its option, pay the dividends in additional Series A Preferred Stock or in cash. At present, the Corporation intends to pay the dividends in additional stock. After October 15, 1996, the dividends must be paid in cash.

     The Holding Company will rely on cash on hand, dividends received on shares of FoxMeyer common stock, payments from FoxMeyer under its tax sharing agreement, funds available under the Credit Facility or new credit agreement and its loan agreement with FoxMeyer to meet the cash funding obligations described above for the foreseeable future.

                                 OTHER MATTERS

     The Corporation continues to monitor the Phar-Mor bankruptcy proceedings closely. Phar-Mor has closed over 140 stores since its bankruptcy filing to establish a core of profitable stores which will allow it to emerge from bankruptcy. The Corporation believes the $40 million provision for possible loss recorded in December 1992 remains a reasonable estimate of its probable loss. The Corporation believes any future adjustments to this amount, if they should be necessary, may be material to the net income for the period or periods in which they are reported, but the adjustments, if any, would not have a material affect on the Corporation's financial condition.

     On March 1, 1994, the Corporation proposed to FoxMeyer's board of directors a business combination in which a wholly-owned subsidiary of the Corporation would be merged with FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. Discussions among FoxMeyer, its advisors and the Corporation are in progress. Actions have been brought against the Corporation and certain of its officers and directors by plaintiffs purporting to represent the public stockholders of FoxMeyer. Nine complaints have been filed in the Court of Chancery of the State of Delaware, each purporting to be asserted on behalf of a class of FoxMeyer's stockholders against the Corporation, FoxMeyer and certain present directors and officers of one or both companies. All of the cases seek to enjoin the proposed merger or, in the alternative, to rescind the transaction if it takes place, and request unspecified money damages, attorneys' fees and costs. Management believes these suits are without merit, and the Corporation intends to defend itself vigorously. In the opinion of management, it is premature to form a judgment as to the ultimate outcome of any of these cases at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of National Intergroup, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information included in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles, and include amounts based on management's best estimates and judgments, where applicable.

     The Corporation maintains internal accounting control systems and procedures which provide reasonable assurance that assets are adequately safeguarded, prescribed policies are followed and transactions are properly recorded. Management continually monitors the internal accounting control systems and procedures for compliance. The Corporation also maintains an internal auditing function which evaluates and formally reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

     The Audit Committee of the Board of Directors, comprised solely of outside directors, has an oversight role in the area of financial reporting and internal controls. This committee meets regularly with the independent auditors, the internal auditors and financial management to monitor the proper discharge of each of their respective responsibilities. Both the independent auditors and the internal auditors have unrestricted access to the Audit Committee and periodically meet with the Audit Committee without management present.

Peter B. McKee
Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
National Intergroup, Inc.
Carrollton, Texas

     We have audited the accompanying consolidated balance sheets of National Intergroup, Inc. and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Intergroup, Inc. and subsidiaries at March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE
Dallas, Texas
May 11, 1994

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED MARCH 31,
                                                         -------------------------------------
                                                           1994          1993          1992
                                                         ---------     ---------     ---------
NET SALES.............................................. $5,409,379    $4,851,609    $3,411,291
OPERATING COSTS
  Cost of goods sold...................................  5,064,396     4,535,639     3,163,892
  Selling, general and administrative expenses.........    278,056       292,647       204,588
  Depreciation and amortization........................     21,987        18,860        14,716
                                                        ----------    ----------    ----------
                                                            44,940         4,463        28,095
Other income...........................................      6,390         5,626         9,682
                                                        ----------    ----------    ----------
Operating income from continuing operations............     51,330        10,089        37,777
FINANCING COSTS
  Interest income......................................      4,511         2,544         3,919
  Interest expense.....................................     27,436        16,986        21,155
                                                        ----------    ----------    ----------
Financing costs, net...................................     22,925        14,442        17,236
                                                        ----------    ----------    ----------
Income (loss) from continuing operations before income
  tax provision (benefit), National Steel Corporation,
  minority interest and extraordinary item.............     28,405        (4,353)       20,541
INCOME TAX PROVISION (BENEFIT).........................     (1,193)      (25,248)        7,955
                                                        ----------    ----------    ----------
Income from continuing operations before National Steel
  Corporation, minority interest and extraordinary
  item.................................................     29,598        20,895        12,586
NATIONAL STEEL CORPORATION
  Loss on common stock investment......................     (2,350)      (22,385)           --
  Net preferred dividend income........................      7,655         7,265         7,543
                                                        ----------    ----------    ----------
                                                             5,305       (15,120)        7,543
                                                        ----------    ----------    ----------
Income from continuing operations before minority
  interest and extraordinary item......................     34,903         5,775        20,129
MINORITY INTEREST IN RESULTS OF OPERATIONS OF
  CONSOLIDATED SUBSIDIARIES............................      5,391         5,172         9,458
                                                        ----------    ----------    ----------
Income from continuing operations before extraordinary
  item.................................................     29,512           603        10,671
DISCONTINUED OPERATIONS
  Gain on disposal of discontinued operations..........         --            --        25,569
                                                        ----------    ----------    ----------
Income before extraordinary item.......................     29,512           603        36,240
EXTRAORDINARY ITEM.....................................         --            --        (5,837)
                                                        ----------    ----------    ----------
NET INCOME.............................................     29,512           603        30,403
Preferred stock dividends..............................     10,830         5,352         5,500
                                                        ----------    ----------    ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS...... $   18,682    $   (4,749)   $   24,903
                                                        ==========    ==========    ==========
PER SHARE OF COMMON STOCK
  Income (loss) from continuing operations before
     extraordinary item................................ $     1.10    $     (.24)   $      .24
  Discontinued operations..............................         --            --          1.19
  Extraordinary item...................................         --            --          (.27)
                                                        ----------    ----------    ----------
EARNINGS (LOSS) PER SHARE.............................. $     1.10    $     (.24)   $     1.16
                                                        ==========    ==========    ==========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING............     16,931        19,967        21,444
                                                        ==========    ==========    ==========

                See notes to consolidated financial statements.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



                                                                                        MARCH 31,
                                                                                -------------------------
                                     ASSETS                                        1994           1993
                                                                                ----------     ----------
CURRENT ASSETS
  Cash and short-term investments.............................................. $   60,987     $   54,504
  Receivables, principally trade, less allowance for possible losses of $15,133 in
    1994 and $18,841 in 1993...................................................    286,707        349,005
  Inventories..................................................................    624,574        620,143
  Other current assets.........................................................     37,299         60,478
                                                                                ----------     ----------
TOTAL CURRENT ASSETS...........................................................  1,009,567      1,084,130
INVESTMENT IN NATIONAL STEEL CORPORATION.......................................     29,261         51,277

PROPERTY, PLANT AND EQUIPMENT..................................................    204,504        148,712
  Less allowance for depreciation and amortization.............................     71,060         57,009
                                                                                ----------     ----------
                                                                                   133,444         91,703
OTHER ASSETS
  Goodwill, net of accumulated amortization of $40,381 in 1994 and $33,749 in
    1993.......................................................................    228,141        232,119
  Other intangible assets, net of accumulated amortization of $11,059 in
    1994 and $9,469 in 1993....................................................     12,786         14,207
  Pre-bankruptcy receivable from Phar-Mor, Inc., net of $40,000 allowance for
    possible loss..............................................................     28,758         29,465
  Deferred tax asset, net of valuation allowance...............................     47,342         38,524
  Miscellaneous assets.........................................................     36,171         20,670
                                                                                ----------     ----------
TOTAL OTHER ASSETS.............................................................    353,198        334,985
                                                                                ----------     ----------
TOTAL ASSETS................................................................... $1,525,470     $1,562,095
                                                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable............................................................. $  532,170     $  601,018
  Other accrued liabilities....................................................     48,977         52,199
  Salaries, wages and employee benefits........................................     19,793         19,077
  Income taxes payable.........................................................      2,091            960
  Deferred income taxes payable................................................     29,360         24,222
  Long-term debt due within one year...........................................      2,158         13,476
                                                                                ----------     ----------
TOTAL CURRENT LIABILITIES......................................................    634,549        710,952
LONG-TERM DEBT.................................................................    310,920        256,644
RESERVES AND OTHER LIABILITIES.................................................     81,082         78,337
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES.................................    109,331        105,469
REDEEMABLE PREFERRED STOCK.....................................................    164,833         50,599
COMMITMENTS AND CONTINGENCIES..................................................         --             --
STOCKHOLDERS' EQUITY
  Common stock $5.00 par value; authorized 50,000,000 shares; issued
    23,995,744 shares in 1994 and 23,988,459 shares in 1993....................    119,979        119,942
  Capital in excess of par value...............................................    207,281        207,204
  Minimum pension liability....................................................    (73,797)       (33,891)
  Net unrealized holding loss on marketable securities.........................       (225)            --
  Retained earnings............................................................    173,029        154,347
                                                                                ----------     ----------
                                                                                   426,267        447,602
  Less: cost of common stock held in treasury -- 11,125,441 shares in 1994 and
    4,291,936 shares in 1993...................................................    201,512         87,508
                                                                                ----------     ----------
TOTAL STOCKHOLDERS' EQUITY.....................................................    224,755        360,094
                                                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................... $1,525,470     $1,562,095
                                                                                ==========     ==========

                See notes to consolidated financial statements.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                   THREE YEARS ENDED MARCH 31, 1994
                                                  -------------------------------------------------------------------
                                                                                       NET
                                                                                    UNREALIZED
                                                              CAPITAL                HOLDING
                                                                IN       MINIMUM     LOSS ON
                                                   COMMON    EXCESS OF   PENSION    MARKETABLE   RETAINED   TREASURY
                                                   STOCK     PAR VALUE   LIABILITY  SECURITIES   EARNINGS     STOCK
                                                  --------   ---------   --------   ----------   --------   ---------
BALANCE AT MARCH 31, 1991........................ $119,412   $ 220,806   $ (1,561)  $     --     $134,193   $ (56,733)
Net income.......................................       --          --         --         --       30,403          --
Dividends declared -- Convertible
  Preferred -- $5.00 per share...................       --          --         --         --       (5,500)         --
Sale of 33% common stock interest in FoxMeyer
  Corporation....................................       --     (13,661)        --         --           --          --
Issuance of shares under stock option plan.......      528       1,068         --         --           --          --
Recognition of unearned compensation under
  restricted stock plan..........................       --         100         --         --           --          --
Purchase of treasury stock.......................       --          --         --         --           --     (19,521)
Recognition of additional minimum pension
  liability......................................       --          --    (31,913)        --           --          --
Cancellation of restricted stock.................       --         (69)        --         --           --          --
                                                  --------   ---------   --------   --------     --------   ---------
BALANCE AT MARCH 31, 1992........................  119,940     208,244    (33,474)        --      159,096     (76,254)
Net income.......................................       --          --         --         --          603          --
Dividends declared -- Convertible
  Preferred -- $5.00 per share...................       --          --         --         --       (5,352)         --
Redemption of preferred share purchase rights....       --      (1,024)        --         --           --          --
Purchase of treasury stock.......................       --          --         --         --           --     (11,254)
Recognition of additional minimum pension
  liability......................................       --          --       (417)        --           --          --
Other............................................        2         (16)        --         --           --          --
                                                  --------   ---------   --------   --------     --------   ---------
BALANCE AT MARCH 31, 1993........................  119,942     207,204    (33,891)        --      154,347     (87,508)
Net income.......................................       --          --         --         --       29,512          --
Dividends declared -- Convertible
  Preferred -- $5.00 per share...................       --          --         --         --       (4,950)         --
Dividends declared -- Series A Preferred -- paid
  in additional stock............................       --          --         --         --       (5,389)         --
Exchange of Series A Preferred for treasury
  stock..........................................       --          --         --         --           --    (114,004)
Amortization of discount on Series A
  Preferred......................................       --          --         --         --         (491)         --
Net unrealized holding loss on marketable
  securities.....................................       --          --         --       (225)          --          --
Recognition of additional minimum pension
  liability......................................       --          --    (39,906)        --           --          --
Other............................................       37          77         --         --           --          --
                                                  --------   ---------   --------   --------     --------   ---------
BALANCE AT MARCH 31, 1994........................ $119,979   $ 207,281   $(73,797)  $   (225)    $173,029   $(201,512)
                                                  ========   =========   ========   ========     ========   =========

                See notes to consolidated financial statements.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                           YEARS ENDED MARCH 31,
                                                                                 -----------------------------------------
                                                                                    1994            1993           1992
                                                                                 -----------     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................  $    29,512     $       603     $  30,403
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
  Minority interest in results of operations of consolidated subsidiaries......        5,391           5,172         9,458
  Depreciation and amortization................................................       21,987          18,860        14,716
  Loss on common stock of National Steel Corporation...........................        2,350          22,385            --
  Net preferred dividend income from National Steel Corporation................       (7,655)         (7,265)       (7,543)
  Gain on disposal of discontinued operations..................................           --              --       (25,569)
  Extraordinary loss on extinguishment of debt.................................           --              --         5,837
  Gain from sale of investments................................................       (2,879)             --        (3,266)
  Gain on termination of operating leases......................................       (3,887)             --            --
  Provision for losses on accounts receivable..................................        1,887          46,866         7,826
  Provision for losses associated with corporate reorganization................           --              --        11,475
  Deferred income tax provision (benefit)......................................       (3,025)        (29,813)        6,000
Cash provided (used) by working capital items, net of acquisitions and dispositions:
  Receivables..................................................................      (64,589)        (52,418)      (37,513)
  Inventories..................................................................       (4,430)       (128,567)      (46,377)
  Net realizable value of assets held for disposition..........................           --              --       (11,794)
  Other assets.................................................................      (10,867)          6,636        (5,713)
  Accounts payable and accrued liabilities.....................................      (67,177)         97,028        54,849
Proceeds from accounts receivable financing program............................      125,000              --            --
Funds transferred to National Steel Corporation for potential environmental
  liabilities..................................................................      (10,000)             --            --
Other..........................................................................        2,629             557           (57)
                                                                                 -----------     -----------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES...............................       14,247         (19,956)        2,732
                                                                                 -----------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of discontinued operations............................           --              --        69,650
  Proceeds from the sale of investments........................................       50,424           4,969        63,243
  Purchase of property, plant and equipment....................................      (56,322)        (20,076)      (20,163)
  Purchase of investments......................................................      (26,898)             --            --
  Proceeds from the sale of property, plant and equipment......................          277           1,168           437
  Acquisitions, net of cash acquired...........................................           --        (134,591)       (8,861)
  Prepayment on long-term commitment...........................................       (5,096)         (7,500)           --
  Prepayment on notes receivable and return of investment......................        4,556           7,300            --
                                                                                 -----------     -----------     ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...............................      (33,059)       (148,730)      104,306
                                                                                 -----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock of subsidiaries, net of expense...........           --           7,850       139,329
  Redemption of preferred share purchase rights................................           --          (1,024)           --
  Loan origination fees........................................................       (5,110)           (864)       (4,505)
  Repurchase of the common stock of FoxMeyer Corporation.......................           --         (64,007)           --
  Repurchase of the common stock of National Intergroup, Inc...................       (1,251)        (11,254)      (19,521)
  Mandatory redemption of preferred stock......................................       (4,399)         (4,412)           --
  Proceeds from issuance of long-term debt.....................................      255,531              --            --
  Debt repayments..............................................................       (3,773)         (1,032)       (6,517)
  Net borrowings (repayments) under term loan..................................     (125,000)        125,000            --
  Borrowings under revolving credit facilities.................................    1,794,450       1,293,900       687,100
  Repayments under revolving credit facilities.................................   (1,878,250)     (1,178,400)     (700,100)
  Repurchase of 11.2% subordinated notes.......................................           --              --      (164,303)
  Dividends paid on redeemable preferred stock.................................       (5,060)         (5,462)       (5,500)
  Dividends paid to minority interests.........................................       (1,843)         (2,413)           --
                                                                                 -----------     -----------     ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...............................       25,295         157,882       (74,017)
                                                                                 -----------     -----------     ---------
Net increase (decrease) in cash and short-term investments.....................        6,483         (10,804)       33,021
Cash and short-term investments, beginning of year.............................       54,504          65,308        32,287
                                                                                 -----------     -----------     ---------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR...................................  $    60,987     $    54,504     $  65,308
                                                                                 ===========     ===========     =========

                See notes to consolidated financial statements.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE YEARS ENDED MARCH 31, 1994
NOTE A -- SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

     Principles of Consolidation: The consolidated financial statements include the accounts of National Intergroup, Inc. and its subsidiaries (the "Corporation"), including FoxMeyer Corporation ("FoxMeyer"), an 80.5%-owned subsidiary, and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.2%-owned subsidiary. Two wholly-owned subsidiaries of the Corporation (collectively, "Development") are controlling general partners in certain real estate limited partnerships which have been consolidated in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated.

     Cash and Short-term Investments: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in liquid time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost. The Corporation had $5.6 million of cash and short-term investments that were restricted at March 31, 1994, primarily as collateral for letters of credit.

     Inventories: Inventories, consisting solely of finished goods, are valued at the lower of cost or market. Cost for a majority of inventory is determined by the last-in, first-out ("LIFO") cost method. Cost for the remainder of the inventory is determined by the first-in, first-out ("FIFO") cost method of inventory accounting (see Note G).

     Investments: The Corporation's investments in marketable equity securities have been classified as available for sale and are included in the consolidated balance sheets as "Other current assets" at their fair value of $16.0 million and $46.1 million at March 31, 1994 and 1993, respectively. Gross unrealized holding losses and gains at March 31, 1994 were $.7 million and $.3 million, respectively. Proceeds of $44.1 million were received in 1994 from the sale of marketable equity securities resulting in gross realized gains of $.3 million and gross realized losses of $2.4 million. The cost of securities sold was determined using the average cost method. For the year ended March 31, 1994, the change in the net unrealized holding loss of $.2 million, after the elimination of minority interest, was charged to stockholders' equity. Marketable equity securities at March 31, 1993, were recorded at market value.

     Minority Interest in Consolidated Subsidiaries: Minority interest in consolidated subsidiaries, and minority interest in results of operations of consolidated subsidiaries, represent the minority stockholders' or partners' proportionate share of the equity and net income of FoxMeyer, Ben Franklin and Development's real estate partnerships, respectively.

     Property, Plant and Equipment: Properties are stated at cost. Differences between amounts received and net carrying values of properties retired or disposed of are included in operations. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation of property and equipment is provided on the straight-line method at rates designed to distribute the cost of properties over estimated service lives, generally three to 40 years. Amortization of assets under capital leases and of leasehold improvements is included in depreciation and amortization and is calculated on the lesser of the term of the lease or the estimated useful life. Depreciation for income tax purposes is computed by using both the straight-line and accelerated methods.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     Property, plant and equipment consists of the following (in thousands of dollars):

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Land...........................................................  $  8,039     $  4,055
    Buildings......................................................    59,073       37,480
    Leasehold improvements.........................................    24,330       22,406
    Equipment and furniture........................................    85,017       68,975
    Software.......................................................    28,045       15,796
                                                                     --------     --------
                                                                     $204,504     $148,712
                                                                     ========     ========

     Intangible Assets: Customer lists and non-compete agreements resulting from acquisitions are amortized by the straight-line method over the period of benefit, but in no instance exceeding 20 years. Goodwill results principally from the acquisition of FoxMeyer and FoxMeyer's subsequent acquisitions. Such goodwill is being amortized by the straight-line method over 40 years.

     The Corporation periodically reviews the appropriateness of the remaining life of its intangible assets considering whether any events have occurred or conditions have developed which indicate that the remaining life requires adjustment. After reviewing the appropriateness of the remaining life of the intangible asset, the Corporation then assesses the overall recoverability of intangible assets by determining if amortization of such balances over their remaining life can be recovered through undiscounted future operating cash flows. Absent any unfavorable findings, the Corporation continues to amortize its intangible assets based on the existing estimated life.

     Sales: Generally, sales are recorded when goods are shipped and title passes or when services are rendered. In addition, for large volume sales of pharmaceuticals to major self-warehousing drug store chains, the Corporation, through FoxMeyer, acts as an intermediary in the delivery of products from the manufacturer directly to the customers' warehouses. These sales of $904.9 million, $888.3 million, and $307.8 million in 1994, 1993 and 1992, respectively, are credited to the same account as their associated cost of sales and reported on a net basis in the consolidated statements of operations.

     Sale of Stock by a Subsidiary: The difference between the net offering price of new common stock sold directly by a subsidiary and the Corporation's basis in such stock after the offering is recognized as an adjustment to the Corporation's capital in excess of par value.

     Capitalization of Software Costs: The Corporation capitalizes software purchased in connection with major system developments as well as expenditures related to the implementation of these systems. In addition, software that is developed or substantially modified internally by the Corporation is also capitalized. The capitalization of these internal projects begins when technological feasibility has been established and ends when testing on the project is completed. Acquisition costs plus direct expenses are capitalized. Interest incurred on borrowed funds used during the capitalization period of $.3 million, $.3 million and $.4 million in 1994, 1993 and 1992, respectively, was also capitalized. Amortization of such capitalized costs is on a straight-line basis over the estimated life of the software which is from three to seven years. Routine upgrades, modifications and maintenance are expensed as incurred.

     Self-Insurance Programs: The Corporation is self-insured for various levels of general liability, automobile, workers' compensation and employee medical coverage. Provisions for claims under the self-insurance programs are recorded based on the Corporation's estimate of the aggregate liability for claims incurred after consideration of excess loss insurance coverage limits.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     Income Taxes: Deferred income taxes are provided for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect.

     Earnings (Loss) Per Share: Earnings (loss) per share of common stock is based on earnings (loss) after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted earnings per share is not presented as it is substantially the same as primary earnings per share or is anti-dilutive, as applicable.

     Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE B -- TRANSACTIONS IN SUBSIDIARY COMMON STOCK

  FoxMeyer Corporation

     In September 1991, the Corporation's then wholly-owned subsidiary, FoxMeyer, completed a public offering of 10,350,000 newly issued shares of its common stock reducing the Corporation's ownership to 67.0%. The Corporation received net offering proceeds of $141.4 million. FoxMeyer declared a dividend to the Corporation equal to 75.0% of the net offering proceeds ($106.0 million). In connection with this transaction, the Corporation recognized the $13.7 million difference resulting from the sale of FoxMeyer stock at a value less than the Corporation's basis as an adjustment to capital in excess of par value.

     In 1993, the Corporation and FoxMeyer purchased through a series of transactions 4,840,000 shares of FoxMeyer common stock. Such purchases were accounted for by the purchase accounting method with a corresponding adjustment to the Corporation's goodwill in FoxMeyer. As a result of these transactions, the Corporation's ownership in FoxMeyer increased to 80.5%. The increase in ownership to over 80% has allowed the Corporation and FoxMeyer to file consolidated federal income tax returns.

     On March 1, 1994, the Corporation proposed to FoxMeyer's board of directors a business combination in which a newly created subsidiary of the Corporation would be merged with FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. A special committee of FoxMeyer's board of directors not affiliated with the Corporation was formed to evaluate the proposal and has retained Smith Barney Shearson, Inc. to advise it on the proposal. Discussions among the FoxMeyer special committee, its advisors and the Corporation are in progress.

  Ben Franklin Retail Stores, Inc.

     On May 5, 1992, Ben Franklin completed the sale to the public of 1,800,000 shares of its common stock which were owned by the Corporation. The Corporation received net proceeds of $7.9 million. Under the terms of the underwriting agreement, the underwriter received warrants to acquire an additional 180,000 shares of common stock of Ben Franklin at $6.50 per share. Approximately 450,000 options were granted to Ben Franklin employees at the public offering price of $5.00. As a result of the offering and the subsequent exercise of stock options, the Corporation's ownership percentage in Ben Franklin has been reduced to 67.2%.

     The Corporation recorded an estimated $11.5 million loss on the anticipated sale to the public of a portion of its interest in Ben Franklin in 1992. The loss was attributable to the difference between the anticipated net proceeds from the offering and the Corporation's basis in the Ben Franklin stock being sold.

     A decision to discontinue the Ben Franklin operations occurred in June 1990, at which time a provision of $56.6 million was recorded to reflect losses associated with the potential sale of Ben Franklin and the results of operations through the projected disposition date. In the fourth quarter of 1991, this amount was adjusted to $46.1 million in recognition of the Board of Directors decision to explore opportunities other than a sale of Ben

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

Franklin. After the decision was made by the Board of Directors to proceed with a public offering of Ben Franklin common stock, reserves of $8.8 million which were previously recorded as a loss on disposal of discontinued operations and remained at September 30, 1991, were reversed.

NOTE C -- ACQUISITIONS AND DISPOSITIONS

  Harris Wholesale Company

     On May 7, 1992, the Corporation, through a wholly-owned subsidiary of FoxMeyer, acquired all the issued and outstanding shares of capital stock of Harris Wholesale Company ("Harris") for $119.9 million in cash including repayment of Harris' bank indebtedness. FoxMeyer borrowed $130.0 million under a term loan to finance the purchase of Harris. The $10.1 million excess borrowings over the purchase price were used to pay for integration and transaction costs incurred in connection with the acquisition. The transaction was accounted for by the purchase accounting method. The purchase price has been allocated to the assets and liabilities of Harris in amounts equal to their respective fair values. The excess of the purchase price over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, which was approximately $90.2 million, was recorded as goodwill. The goodwill is being amortized over 40 years. The results of operations of Harris have been included in the consolidated financial statements of the Corporation since May 8, 1992.

     As the acquisition was near the beginning of fiscal 1993, unaudited pro forma combined results of operations of the Corporation and of Harris for the year ended March 31, 1993 are not presented. The unaudited pro forma combined results of operations of the Corporation and Harris for the year ended March 31, 1992, after giving effect to certain pro forma adjustments, were as follows (in thousands, except per share amounts):

        Net sales........................................................  $4,153,104
        Income from continuing operations before extraordinary item......  $    6,660
        Per common share:
          Income from continuing operations before extraordinary item....  $      .05

     The foregoing unaudited pro forma combined results of operations reflect the amortization of goodwill resulting from the acquisition and the additional interest expense resulting from the incremental borrowings related to the purchase of Harris. These results of operations are not necessarily indicative of either the results of operations that would have occurred had the Corporation and Harris actually been combined during the period presented or of future results of operations of the combined companies.

  The Permian Corporation

     In the first quarter of 1991, the Corporation recognized an estimated loss of $182.9 million in connection with the sale of The Permian Corporation ("TPC") and the results of operations through the projected disposition date. With the signing of a definitive sales agreement on April 29, 1991, the loss for 1991 was adjusted to $174.1 million.

     In July 1991, the Corporation completed the sale of TPC to Ashland Oil, Inc. ("Ashland") and, upon the conclusion of an audit of the balance sheet, ultimately received $69.7 million in cash and 2.2 million shares of Ashland common stock. As part of the agreement, Ashland assumed approximately $79.0 million in debt. In connection with the final settlement, a $16.8 million gain was recognized as previously recorded reserves were adjusted. Subsequently, all shares of Ashland common stock were sold in the open market resulting in a gain of $3.3 million in 1992.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

Development

     Development acts as a 50% general partner in several limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans available through the Resolution Trust Corporation and other financial institutions. Development's partnerships are generally obligated to return Development's initial investment together with a preferred rate of return on the undistributed investment before other partners may receive distributions. Such preferred returns are accounted for as liquidating dividends. Development had invested through March 31, 1994, approximately $8.6 million in various real estate partnerships.

Other

     On September 15, 1992, FoxMeyer acquired the warehouse, distribution systems and related working capital of Snyder's Drug Stores, Inc. for approximately $18.7 million.

NOTE D -- ACCOUNTS RECEIVABLE FINANCING

     On October 29, 1993, FoxMeyer entered into a one year agreement to sell a percentage ownership interest in a defined pool of FoxMeyer's trade accounts receivable with limited recourse. Proceeds of $125.0 million from the sale were used to reduce amounts outstanding under FoxMeyer's revolving credit facilities. Generally, an undivided interest in new accounts receivable will be sold daily as existing accounts receivable are collected to maintain the participation interest at $125.0 million. Such accounts receivable sold are not included in the accompanying consolidated balance sheet at March 31, 1994. An allowance for doubtful accounts has been retained on the participation interest sold based on estimates of the Corporation's risk of credit loss from its obligation under the recourse provisions. The cost of the accounts receivable financing program is based on a 30-day commercial paper rate plus certain fees. The total cost of the program in 1994 was $2.2 million and was charged against "Other income" in the accompanying consolidated statements of operations. Under the agreement, FoxMeyer also acts as agent for the purchaser by performing recordkeeping and collection functions on the participation interest sold. The agreement contains certain covenants regarding the quality of the accounts receivable portfolio, as well as other covenants which are substantially identical to those contained in FoxMeyer's credit facilities (see Note I).

NOTE E -- PHAR-MOR, INC. RECEIVABLE

     On August 17, 1992, Phar-Mor, Inc., a large deep-discount drug store chain ("Phar-Mor") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. FoxMeyer's records reflect that on the filing date it had receivables due from Phar-Mor of approximately $68.8 million, including $18.7 million for which FoxMeyer has filed a reclamation claim in Phar-Mor's bankruptcy proceedings. In the accompanying consolidated balance sheets, all amounts due from Phar-Mor for goods sold prior to August 17, 1992, were classified as long-term assets, net of allowances.

     Subsequent to the filing, the Corporation has monitored the situation closely and worked with Phar-Mor through the Unsecured Creditors' Committee as Phar-Mor attempts to reorganize and emerge from bankruptcy. As part of its restructuring, Phar-Mor has closed over 140 stores since its bankruptcy filing. The effect of these store closures was to reduce the Corporation's net sales to Phar-Mor by $183.8 million as compared to 1993.

     During 1993, the Corporation recorded a pre-tax charge to earnings of $41.0 million ($20.5 million after taxes and minority interest or $1.02 per common share) representing a $40.0 million provision for possible loss on amounts due from Phar-Mor and a $1.0 million provision for legal and other costs related to the bankruptcy. The Corporation has analyzed the available information concerning Phar-Mor that has been

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

provided to the Unsecured Creditors' Committee and continues to believe that the $40.0 million allowance reflects a reasonable estimate of its probable loss based on such information. While the Corporation believes that the $40.0 million allowance is sufficient to cover its estimated loss, there could be future developments and additional information could become available that may indicate that the estimated loss should be adjusted. The Corporation believes that future adjustments to the allowance recorded to date, if any, would not have a material adverse effect on the Corporation's financial condition. However, should such adjustments be necessary, the amounts could be material to the results of operations for the period or periods in which they are reported.

NOTE F -- OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Trade receivables subject the Corporation to a concentration of credit risk with customers in the retail and in the hospital and alternate care facility sectors. This risk is limited due to the large number of customers comprising the Corporation's customer base and their geographic dispersion. No one customer accounted for more than 10% of net sales in 1994. The Corporation performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. Generally, the Corporation requires no collateral from its customers. In addition, temporary cash investments may also subject the Corporation to a concentration of credit risk. The Corporation places its temporary cash investments primarily with major financial institutions and diversified money market mutual funds.

NOTE G -- INVENTORIES

     Inventories valued by the LIFO cost method totalled $495.7 million and $452.9 million at March 31, 1994 and 1993, respectively. If the FIFO cost method had been used, inventories would have been $65.7 million and $62.8 million higher than the amounts reported in the accompanying consolidated balance sheets at March 31, 1994 and 1993, respectively. In addition, liquidation of LIFO inventories carried at lower costs prevailing in prior years, as compared with the current cost of purchases, had the effect of increasing net income in 1994 by $0.3 million or $0.02 per share.

NOTE H -- INVESTMENT IN NATIONAL STEEL CORPORATION

     In January 1984, the Corporation, through its then wholly-owned subsidiary National Steel Corporation ("NSC"), sold substantially all of the assets of the Weirton Steel Division ("Weirton") to Weirton Steel Corporation. In connection with the sale, NSC retained certain liabilities arising out of the operation of Weirton prior to May 1, 1983, including certain environmental liabilities, a note payable to the NSC pension trust (the "NSC Note") and employee benefits for Weirton employees, which consisted principally of pension benefits for active employees based on service prior to May 1, 1983, and pension, life and health insurance benefits for retired employees (the "Weirton Liabilities"). In August 1984, the Corporation sold a 50% common stock interest in NSC to NKK Corporation ("NKK") and agreed to provide NSC with sufficient funds for payment of and to indemnify NSC against all Weirton Liabilities. The Corporation also agreed to indemnify NSC against certain environmental liabilities related to the former operations of NSC.

     On June 26, 1990, the Corporation sold 20,000 shares of its remaining 50,000 share common stock interest in NSC to NKK for $146.6 million in cash, which represented the book value of the shares sold. The Corporation then transferred the $146.6 million to NSC in exchange for NSC releasing the Corporation from an equivalent amount of its indemnification liability with respect to the Weirton Liabilities (the "Released Liabilities"). Simultaneously, the Corporation exchanged a further 20,000 shares of its NSC common stock interest for an equivalent number of shares of newly issued NSC redeemable Series B preferred stock (the "NSC Preferred Stock"). The NSC Preferred Stock had voting rights equivalent to the common stock, an 11% cumulative annual dividend, a minimum redemption value of $121.6 million and a mandatory redemption

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

of one half of the shares by the fifth anniversary of their issuance and of the remainder by the tenth anniversary. The fair market value of the NSC Preferred Stock, as determined by independent investment bankers, was $135.7 million on the date of the exchange. The fair market value premium in excess of the minimum redemption value of the NSC Preferred Stock is being amortized against operations on an effective yield basis over the life of the NSC Preferred Stock. The dividends and redemption payments on the NSC Preferred Stock are subject to a put agreement whereby the Corporation has the right to cause NKK to purchase the Corporation's right to such dividends and redemption payments if NSC does not fulfill these obligations when due.

     Under the terms of the Stock Purchase and Recapitalization Agreement (the "Agreement") between the Corporation, NKK and NSC related to the above described transactions, the Corporation has committed all NSC Preferred Stock dividends and redemption amounts to be used to satisfy the Weirton Liabilities, excluding the Released Liabilities (the "Remaining Liabilities"), before any funds are available to the Corporation for general corporate purposes. The Agreement further provides for an independent actuarial valuation of the Weirton Liabilities that relate to employee benefits. If prior to or coincident with a full redemption of the NSC Preferred Stock, the pension-related Weirton Liabilities are determined to be fully funded, the amount of any adjustment to the Weirton Liabilities, as determined by the independent actuary, will increase or decrease the proceeds available to the Corporation from the redemption of the NSC Preferred Stock.

     The Remaining Liabilities have been presented in the Corporation's consolidated balance sheets as a reduction in the carrying value of the NSC Preferred Stock due to the requirement that the dividend and redemption payments thereon first be used to offset these obligations. At March 31, 1994, there were $39.4 million of Remaining Liabilities, including a $17.7 million net pension liability, the NSC Note of $20.5 million and $1.2 million for other benefit obligations offset against the carrying value of the NSC Preferred Stock. At March 31, 1993, there were $83.0 million of Remaining Liabilities, offset against the carrying value of the NSC Preferred Stock.

     Additionally, the Corporation has reflected its dividend income on the NSC Preferred Stock, interest accretion and pension charges on the Remaining Liabilities and premium amortization on the NSC Preferred Stock as a single net amount on its consolidated statements of operations due to the requirement that dividends and redemption payments on the NSC Preferred Stock be used first to fund the Remaining Liabilities.

     In March 1993, NSC completed a public offering of 10.9 million shares of Class B common stock at $14 per share. In anticipation of the public offering, in February 1993, NSC, NKK and the Corporation entered in a definitive agreement (the "New Agreement") which amended certain terms and conditions of the Agreement. Among other things, the New Agreement provided for the (i) redesignation of the existing NSC common stock as Class A common stock and that such class of stock have two votes per share, (ii) declaration of a dividend on the Class A common stock of 339 shares of Class A common stock for each share outstanding, resulting in an increase in the Corporation's holding to 3.4 million shares of Class A common stock, (iii) creation of a new Class B common stock, in all respects pari passu with the Class A common stock except that such shares carry only one vote per share, (iv) convertibility of the Class A common stock into Class B common stock, and (v) elimination of the voting rights of the NSC Preferred Stock. Generally, in the New Agreement, the Corporation has agreed to pay to NSC, from a portion of the proceeds of any sale of Class B common stock, resulting from the conversion of shares of Class A common stock it holds, up to $10.0 million as a prepayment for potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC. The New Agreement provides that if NSC does not expend $10.0 million by certain dates (up to 20 years after the payment date) to pay environmental liabilities indemnified by the Corporation, the difference between the amount spent by NSC and $10.0 million will be paid by NSC to the

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

Corporation. Under the New Agreement, the Corporation would continue to be obligated to indemnify NSC for all other liabilities for which the Corporation has previously agreed to indemnify NSC, including any environmental liabilities exceeding the $10.0 million payment.

     On May 4, 1993, NSC redeemed 10,000 shares of the NSC Preferred Stock owned by the Corporation as provided for in the New Agreement. As required by the Agreement, the $67.8 million of proceeds received on the redemption was immediately deposited in the Weirton Pension Trust to satisfy the Remaining Liabilities. A net gain of $2.4 million was realized on the redemption. The New Agreement also provides that, without the Corporation's consent, NSC will not, prior to 1998, exercise its option to redeem early the Corporation's remaining 10,000 shares of NSC Preferred Stock that are subject to mandatory redemption in August 2000. The minimum redemption value at maturity of the remaining NSC Preferred Stock is $58.3 million.

     It had been the Corporation's intention to sell its NSC common stock investment after converting its Class A common stock into Class B common stock. Therefore, the Corporation included its investment in NSC common stock on the March 31, 1993, consolidated balance sheet under "Other current assets" and reduced the carrying value of the NSC common stock to its then current market value less a selling allowance. The resulting loss of $22.4 million was included in the 1993 consolidated statement of operations. In January 1994, the Corporation sold substantially all of its 3.4 million shares of NSC Class B common stock at an additional loss of $2.4 million. As a result of the sale, the Corporation transferred $10.0 million to NSC as required under the New Agreement to prepay potential environmental liabilities.

     As described above, the Corporation has agreed to provide NSC with sufficient funds for the payment and discharge of Weirton pension benefits for active and retired employees based on service with Weirton prior to May 1, 1983. These employee benefits are provided pursuant to the Weirton Retirement Program sponsored by NSC. The obligation of the Corporation relating to the Weirton Retirement Program is a contractual obligation of the Corporation, and the Corporation does not sponsor, maintain or administer the Weirton Retirement Program or the Weirton Pension Trust.

     Pension costs for the Corporation's obligation relating to the Weirton Retirement Program for the three years ended March 31, 1994, determined by assuming an expected long-term rate of return on plan assets of 9.5%, 10.5% and 12% in 1994, 1993 and 1992, respectively, were as follows (in thousands of dollars):

                                                               YEARS ENDED MARCH 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Net periodic pension costs for the Weirton
      Retirement Program:
      Service cost -- benefits earned for the year...... $    159     $    201     $    225
      Interest cost on projected benefit obligation.....   42,169       44,582       47,181
      Return on plan assets.............................  (34,659)     (65,966)     (54,274)
      Net amortization and deferral.....................  (10,104)      25,741       11,301
                                                         --------     --------     --------
      Net periodic pension costs (income)............... $ (2,435)    $  4,558     $  4,433
                                                         ========     ========     ========

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     The funded status of the Weirton Retirement Program and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1994 and 1993, utilizing a discount rate of 7.9% in 1994 and 9.5% in 1993 are set forth in the table below (in thousands of dollars):

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Accumulated benefit obligation including vested benefits of
      $491,534 and $467,395 in 1994 and 1993, respectively.........  $512,667     $474,745
    Projected benefit obligation...................................   512,667      474,745
    Plan assets at fair market value...............................   495,001      420,929
                                                                     --------     --------
    Projected benefit obligation in excess of plan assets..........    17,666       53,816
    Unrecognized transition asset..................................     8,308        9,210
    Unrecognized net loss..........................................   (82,105)     (43,101)
    Adjustment required to recognize minimum liability.............    73,797       33,891
                                                                     --------     --------
    Accrued pension cost...........................................  $ 17,666     $ 53,816
                                                                     ========     ========

     At March 31, 1994, the assets of the Weirton Pension Trust available to service these obligations were comprised of approximately 68.4% bonds, 18.4% stocks and 13.2% other.

NOTE I -- LONG-TERM DEBT

     Long-term debt was as follows (in thousands of dollars):

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    FoxMeyer senior notes........................................... $198,000     $     --
    FoxMeyer revolving credit facilities............................   54,700      134,000
    FoxMeyer term loan..............................................       --      125,000
    Ben Franklin convertible subordinated notes.....................   28,750           --
    Ben Franklin revolving credit agreement.........................       --        4,500
    Development notes with interest rates ranging from 6.5% to
      8.56%.........................................................   17,668           --
    Industrial development revenue bonds with interest rates ranging
      from 3.75% to 9.0% per annum with various maturities..........    2,031        2,284
    Notes and mortgages with interest rates ranging from 6.25% to
      12.0% per annum with various maturities.......................   11,683        3,784
    Capital lease obligations with interest rates ranging from 9.3%
      to 14.0% per annum with various maturities....................      246          552
                                                                     --------     --------
                                                                      313,078      270,120
    Long-term debt due within one year..............................    2,158       13,476
                                                                     --------     --------
    Total........................................................... $310,920     $256,644
                                                                     ========     ========

     On January 13, 1994, the Corporation entered into a $15.0 million revolving credit facility (the "Credit Facility") to be used by it for working capital and general corporate purposes. The Credit Facility, which is secured by 3,725,000 shares of common stock of FoxMeyer, restricts the payment of cash dividends on the Corporation's common stock and its Series A Preferred Stock (see Note J) and imposes limits on the repurchase of shares of its common stock. In addition, certain other limitations have been placed on the Corporation by the Credit Facility that, among other things, require the Corporation to maintain a minimum net worth and place certain restrictions on investments, additional indebtedness and acquisitions. The Credit

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

Facility expires on April 1, 1996. The interest rate is a Euro-dollar rate (as defined) plus 1.875% or the prime rate plus .25%. The Credit Facility replaced a $10.0 million credit facility that was obtained in July 1993. The average and maximum amounts outstanding under these credit facilities were $2.9 million and $12.6 million, respectively. At March 31, 1994, there were no balances outstanding under the Credit Facility.

     On April 29, 1993, FoxMeyer issued $198.0 million of 7.09% senior notes due April 15, 2005 (the "FoxMeyer Senior Notes"). The FoxMeyer Senior Notes are payable in eight equal annual installments commencing on April 15, 1998. The FoxMeyer Senior Notes contain certain restrictions and covenants which, among other things, place limitations on debt, liens, investments, payment of dividends, repurchases by FoxMeyer of its common stock and transactions by FoxMeyer with related parties. In addition, the FoxMeyer Senior Notes are subject to a potential prepayment penalty based on interest rates at the time of prepayment. Proceeds from the FoxMeyer Senior Notes were used to pay down balances then outstanding under FoxMeyer's credit facility (the "FoxMeyer Credit Facility") including the retirement of the $125.0 million outstanding under the term loan facility (the "FoxMeyer Term Loan").

     The FoxMeyer Credit Facility, which provided FoxMeyer with the FoxMeyer Term Loan and a revolving credit facility (the "FoxMeyer Revolving Credit Facility"), was amended and restated on April 29, 1993, simultaneously with the issuance of the FoxMeyer Senior Notes. The amended FoxMeyer Credit Facility increased the amount available on the FoxMeyer Revolving Credit Facility from $200.0 million to $210.0 million, extended the maturity date to March 31, 1996 and released the collateral. The FoxMeyer Credit Facility contained certain affirmative and negative covenants including: (i) restrictions on acquisitions, mergers, consolidations and sales of certain assets by FoxMeyer; (ii) restrictions on FoxMeyer's ability to enter into transactions with affiliates;
(iii) restrictions on FoxMeyer's ability to incur additional indebtedness, to make capital expenditures, and to make certain loans, advances and investments; and (iv) requirements that FoxMeyer maintain certain levels of net worth, interest coverage, debt service coverage, debt to total capitalization and current ratios. These covenant requirements limit FoxMeyer's ability to pay dividends. FoxMeyer may select an interest rate on the FoxMeyer Revolving Credit Facility based on a Euro-dollar rate (as defined) plus 1.25%, the prime rate or rates offered by banks that are parties to the FoxMeyer Credit Facility.

     On August 30, 1993, FoxMeyer entered into a separate one-year $40.0 million revolving credit facility that provides for an interest rate based on a Euro-dollar rate (as defined) plus 1.125% or the prime rate. The covenants under this facility are substantially identical to those in the FoxMeyer Credit Facility.

     At March 31, 1994, $54.7 million was outstanding under FoxMeyer's revolving credit facilities at an average interest rate of 4.6%. The average and maximum amounts borrowed under FoxMeyer's revolving credit facilities during 1994 were $97.3 million and $215.5 million, respectively.

     At March 31, 1994, $28.3 million was outstanding under an intercompany loan (the "NII Loan") from FoxMeyer to National Intergroup, Inc. (the "Parent Company") which matures December 15, 1996. The NII Loan contains certain restrictions and covenants, one of which restricts the payment of cash dividends on the common stock and Series A Preferred Stock of the Corporation while the loan is outstanding (see Note J). In addition, the Parent Company may not incur any additional indebtedness which is senior to the NII Loan. The Parent Company may incur up to $25.0 million in additional indebtedness that ranks pari passu with the NII Loan. The NII Loan does not limit the amount of non-recourse or subordinated debt that the Parent Company may incur, and it allows for debt arising from an exchange for the Series A Preferred Stock as discussed in Note
J. The Parent Company pledged 4,500,000 shares of FoxMeyer common stock as collateral for the NII Loan.

     In June 1993, Ben Franklin issued $28.8 million of 7.5% convertible subordinated notes due June 1, 2003 (the "Ben Franklin Notes"). The Ben Franklin Notes are unsecured general obligations of Ben Franklin

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

subordinated to all existing and future senior debt and are convertible into the common stock of Ben Franklin at $7.75 per share. The Ben Franklin Notes are redeemable, at the option of Ben Franklin, in whole or in part, on or after June 1, 1996, at redemption prices ranging from 105% of the principal amount thereof in 1996 to 100% in 2002.

     Ben Franklin maintains a revolving credit agreement for its working capital requirements with a maximum borrowing capacity of $15.0 million (the "Ben Franklin Revolving Credit Agreement") that terminates in August 1994. Borrowings under the Ben Franklin Revolving Credit Agreement bear interest at the prime rate and are secured by Ben Franklin's accounts receivable, inventories, and one of its distribution centers. Borrowings must be reduced for at least fifteen consecutive days each year to $5.0 million. The Ben Franklin Revolving Credit Agreement contains a number of restrictive covenants and conditions regarding, among other things, the payment of dividends and the maintenance of a minimum tangible net worth. These limitations prevent the payment of dividends by Ben Franklin on its common stock. At March 31, 1994, no amounts were outstanding under the Ben Franklin Revolving Credit Agreement. The average and maximum amounts borrowed during 1994 were $2.3 million and $9.4 million, respectively.

     The limited partnerships controlled by Development and consolidated herein have incurred certain indebtedness in connection with the acquisition of real estate and other assets from the Resolution Trust Corporation and other financial institutions (the "Development Notes"). Such indebtedness is typically non-recourse and secured solely by the underlying assets. The Development Notes bear interest at fixed rates and, generally, have balloon payments at the end of their term.

     The industrial development revenue bonds, notes and mortgages represent different issues with varying principal payments. Some of these issues bear interest at fixed rates and others bear interest at floating rates. These obligations are generally secured by the underlying real estate. The largest of these mortgages is an $8.1 million obligation of Ben Franklin which bears interest at the prime rate and matures in December 2000.

     The Corporation has letters of credit outstanding in connection with its insurance liabilities, product purchases and leases of $14.7 million at March 31, 1994.

     Maturity and sinking fund requirements on all long-term debt of the Corporation by fiscal year are as follows: $2.2 million in 1995; $56.6 million in 1996; $2.6 million in 1997; $5.1 million in 1998; $35.3 million in 1999; and
$211.3 million thereafter.

     At March 31, 1994, the aggregate cost of properties under capital lease obligations amounted to $1.4 million with accumulated amortization of $1.2 million. The Corporation had subleases on these properties which result in lease revenues exceeding lease payments. Total remaining lease payments and sublease income under these obligations is $.2 million and $.4 million, respectively.

NOTE J -- CAPITAL STOCK

     Share Repurchase: On November 5, 1991, the Corporation's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation's common stock. By August 1992, the Corporation had purchased the 2,000,000 shares at a cost of $28.7 million.

     On July 28, 1992, the Board of Directors authorized a second common stock repurchase program to allow the Corporation to repurchase up to an additional 1,000,000 shares of the Corporation's common stock. During 1993 the Corporation repurchased 174,500 shares under this second repurchase program at a cost of $2.1 million.

     In December 1993, the Corporation announced that it may purchase up to 1,300,000 shares of its common stock. No shares had been repurchased under this program at March 31, 1994.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     Preferred Share Purchase Rights: By action of the Board of Directors, on June 1, 1992, all the outstanding rights issued in connection with the Corporation's Preferred Share Purchase Rights Plan were redeemed. Holders of the rights received $.05 for each right outstanding on that date or a total of approximately $1.0 million.

     Redeemable Preferred Stock: The Corporation is authorized to issue 10,000,000 shares of preferred stock. At March 31, 1994, there were two series of redeemable preferred stock outstanding.

     At March 31, 1994 and 1993, the Corporation had 924,000 and 1,012,000 shares of cumulative convertible preferred stock outstanding, respectively, at a stated price of $50.00 per share. Each share of this preferred stock is entitled to a cumulative annual dividend of $5.00 and is convertible into common stock of the Corporation at a conversion price of $26.75 per share. The Corporation has reserved 1,727,103 shares of its common stock for issuance upon the conversion of this preferred stock. The shares are redeemable at a price of $50.00 per share. The Corporation is required to make sinking fund payments in each of the years from 1995 to 2002 in an amount sufficient to redeem 88,000 shares annually and 220,000 shares in 2003.

     In connection with an exchange offer, on November 4, 1993, the Corporation reacquired 6,833,505 shares of its common stock in exchange for 3,416,753 shares of newly issued $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock are payable quarterly. On and prior to October 15, 1996, the Corporation, at its option, may pay dividends on the Series A Preferred Stock in cash or by means of the issuance of such number of additional shares of Series A Preferred Stock that have an aggregate liquidation preference equal to the amount of the dividend. Thereafter, dividends must be paid in cash. The Credit Facility and the NII Loan both contain covenants which prevent the Corporation from paying dividends on the Series A Preferred Stock in cash while either the Credit Facility or the NII Loan is outstanding.

     The Corporation is required to redeem the Series A Preferred Stock on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998 at its liquidation preference plus unpaid dividends thereon. The common stock accepted by the Corporation in connection with the exchange offer is being held as treasury stock. The cost of the treasury stock was equal to the sum of the direct expenses related to the exchange offer plus the fair market value of the Series A Preferred Stock on the exchange date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the exchange date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the life of the Series A Preferred Stock.

     The Corporation issued 70,761 additional shares of Series A Preferred Stock in lieu of cash dividends on the Series A Preferred Stock in 1994. In addition, 91,547 additional shares of Series A Preferred Stock were issued on April 15, 1994 in lieu of cash dividends. This dividend was declared and charged to retained earnings in March 1994. The charge to retained earnings for these dividends was based on the ending market value of the Series A Preferred Stock on the ex-dividend date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the ex-dividend date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the remaining life of the Series A Preferred Stock.

     In addition, the Series A Preferred Stock will be exchangeable, at the option of the Corporation, in whole but not in part, commencing on October 15, 1996, and on any dividend payment date thereafter, for the Corporation's 10.5% subordinated notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes will mature on November 30, 2003. The Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at any time on and after October 15, 1998, at a redemption price equal to the principal amount thereof.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

The payments of principal and interest on the Exchange Notes will be subordinated to all senior indebtedness of the Corporation.

Common Stock: The Corporation has reserved 38,925 shares of its common stock for issuance in the event of conversion of the 4.625% convertible subordinated debentures of NSC. At March 31, 1994, those debentures were convertible into the common stock of the Corporation at $59.37 per share.

     The Corporation has also reserved 3,739,100 shares of its common stock for issuance under its stock option and performance award plans (see Note K).

     Certain limitations on the payment of dividends have been placed on the Corporation through covenants under the Credit Facility and the NII Loan (see
Note I). Under these restrictions, no dividends may be paid on the common stock of the Corporation.

NOTE K -- EMPLOYEE COMPENSATION PLANS

     The Corporation maintains a 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the Corporation's common stock to certain officers and key employees of the Corporation and its subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Personnel and Compensation Committee of the Board of Directors of the Corporation determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 2,000,000 shares of the Corporation's common stock may be granted under the Plan.

     Options to purchase 440,000 shares of common stock at $15.00 per share were granted in October 1991 to each of the Co-Chief Executive Officers of the Corporation pursuant to their employment agreements. These options expire in October 1994.

     The following table summarizes the information with respect to stock options for the two years ended March 31, 1994. The table includes stock options granted under the plans discussed above and under the Company's 1987 Restated Stock Option and Performance Award Plan, which stock options are still exercisable. All options granted in 1994 and 1993 were at the published market price of the Corporation's common stock on the date of grant.

                                                   1994                              1993
                                      ------------------------------    ------------------------------
                                      NUMBER OF       OPTION PRICE      NUMBER OF       OPTION PRICE
                                       SHARES       RANGE PER SHARE      SHARES       RANGE PER SHARE
                                      ---------     ----------------    ---------     ----------------
Outstanding at beginning of year..... 2,041,740      $14.00 - $34.44    2,675,915      $14.06 - $34.44
Granted..............................     5,000                12.81       38,000       14.00 -  14.06
Exercised............................     7,533       14.06 -  14.88           --                   --
Canceled.............................   300,107       12.81 -  34.44      672,175       14.06 -  34.44
                                      ---------     ----------------    ---------     ----------------
Outstanding at end of year........... 1,739,100       12.81 -  27.50    2,041,740       14.00 -  34.44
                                      ---------     ----------------    ---------     ----------------
Exercisable at end of year........... 1,733,100       14.00 -  27.50    1,617,658       14.06 -  34.44
Reserved for future grants........... 2,000,000                         1,206,845

     FoxMeyer has adopted a Stock Option and Performance Award Plan (the "FoxMeyer Plan") which authorizes the Option Committee of FoxMeyer's Board of Directors to grant to certain officers and key employees of FoxMeyer and the Corporation incentive or non-qualified stock options, stock appreciation

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

rights, performance shares, restricted shares and performance units. The FoxMeyer Plan also provides for the grant of non-qualified stock options to outside directors on an automatic basis. Options to purchase 1,800,000 shares of FoxMeyer common stock may be granted under the FoxMeyer Plan. At the time each grant is made to participants other than outside directors, the FoxMeyer Option Committee determines the prices and terms at which options are to be granted. At March 31, 1994, there were 1,419,000 FoxMeyer options outstanding, at prices ranging from $9.81 to $14.75 per share, of which 946,000 options were then exercisable.

     Ben Franklin has adopted a Stock Option and Performance Award Plan (the "Ben Franklin Plan") which authorizes the Option, Personnel and Compensation Committee of the Ben Franklin Board of Directors to grant to key employees and directors of Ben Franklin and the Corporation incentive and non-qualified stock options, stock appreciation rights, performance shares, restricted shares or performance units. Options to purchase up to 530,000 shares of Ben Franklin common stock may be granted under the Ben Franklin Plan. Determination of price, terms and other features of the grant are similar to the FoxMeyer Plan. At March 31, 1994, there were 490,000 Ben Franklin options outstanding, at prices ranging from $4.50 to $7.38 per share, of which 113,000 were then exercisable.

NOTE L -- RETIREMENT PLANS

     The Corporation and its subsidiaries have a number of retirement plans covering substantially all employees, consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current active employees of the Corporation are covered under the defined benefit plans. The Corporation's funding policy for defined benefit plans is to make payments to the pension trust in accordance with the funding requirements of federal laws and regulations.

     The defined contribution plans maintained by the Corporation and its subsidiaries provide for employee contributions and matching employer contributions as defined in the individual plans and prescribed by applicable law.

     Pension costs for the Corporation's retirement plans for the three years ended March 31, 1994, are presented in the table below (in thousands of dollars):

                                                                 YEARS ENDED MARCH 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Net periodic pension costs for defined benefit plans:
      Service cost -- benefits earned for the year........  $    20     $    29     $    27
      Interest cost on projected benefit obligation.......    4,728       4,756       4,921
      Return on plan assets...............................   (4,378)     (9,115)     (6,277)
      Net amortization and deferral.......................   (1,463)      3,750         893
                                                            -------     -------     -------
      Net periodic pension costs..........................   (1,093)       (580)       (436)
    Pension costs for defined contribution plans..........    2,026       1,645       1,577
                                                            -------     -------     -------
    Total pension costs...................................  $   933     $ 1,065     $ 1,141
                                                            =======     =======     =======

     The net periodic pension costs for defined benefit plans were determined assuming an expected long-term rate of return on plan assets of 10% for the three years ended March 31, 1994.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     The following table sets forth the funded status of the Corporation's defined benefit pension plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1994 and 1993, utilizing a weighted average discount rate of 7.9% in 1994 and 8.9% in 1993 (in thousands of dollars):

                                               MARCH 31, 1994                  MARCH 31, 1993
                                         ---------------------------     ---------------------------
                                           ASSETS        ACCUMULATED       ASSETS        ACCUMULATED
                                          EXCEEDING       BENEFITS        EXCEEDING       BENEFITS
                                         ACCUMULATED      EXCEEDING      ACCUMULATED      EXCEEDING
                                          BENEFITS         ASSETS         BENEFITS         ASSETS
                                         -----------     -----------     -----------     -----------
    Accumulated benefit obligation
      including vested benefits of
      $58,578 and $55,479 in 1994 and
      1993, respectively................   $50,963         $ 7,615         $47,619         $ 7,860
    Projected benefit obligation........    50,963           7,615          47,619           7,860
    Plan assets at fair market value....    56,560             846          57,755             951
                                           -------         -------         -------         -------
    Projected benefit obligation less
      than (in excess of) plan assets...     5,597          (6,769)         10,136          (6,909)
    Unrecognized transition asset.......    (1,458)             --          (1,642)             --
    Unrecognized net gain...............      (326)            (56)         (5,734)           (179)
                                           -------         -------         -------         -------
    Prepaid (accrued) pension cost
      included in the consolidated
      balance sheet.....................   $ 3,813         $(6,825)        $ 2,760         $(7,088)
                                           =======         =======         =======         =======

     At March 31, 1994, the assets of the Corporation's pension plans were comprised of approximately 80.5% bonds, 12.2% stocks and 7.3% other.

NOTE M -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Corporation has several plans relating to retired employees which provide for postretirement health care and life insurance benefits. Health benefits include major medical insurance with deductible and coinsurance provisions. Life insurance benefits are usually for a flat benefit that decreases to age 65. Certain plans provide that retirees pay for a portion of their coverage. The plans are not funded. The Corporation pays all benefits on a current basis.

     The net periodic postretirement benefit cost for the three years ended March 31, 1994 was as follows (in thousands of dollars):

                                                                  YEARS ENDED MARCH 31,
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
    Service cost-benefits earned during the year.............. $   --     $   --     $   --
    Interest cost.............................................  2,523      3,333      3,336
    Amortization of prior service cost........................   (573)       (68)       (11)
                                                               ------     ------     ------
    Total postretirement benefit cost......................... $1,950     $3,265     $3,325
                                                               ======     ======     ======

     The following table sets forth the funded status of the Corporation's postretirement health care and life insurance plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1994

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

and 1993, utilizing a weighted average discount rate of 7.9% for 1994 and 8.8% for 1993 (in thousands of dollars):

                                                                            MARCH 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Accumulated postretirement benefit obligation..................... $31,676     $33,857
    Unrecognized prior service cost...................................   4,815         472
    Unrecognized net gain.............................................   3,346       5,781
                                                                       -------     -------
    Amount of postretirement benefit obligation included in
      consolidated balance sheet...................................... $39,837     $40,110
                                                                       =======     =======

     Medical costs were assumed to increase at a rate of 12.0% during 1994. This trend in the cost for health care was assumed to decline over a period of 30 years to a rate of 5.75%. An analysis of this trend rate scenario shows medical costs, on a national basis, stabilizing at 20% of Gross National Product. In order to demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase in the cost of health care would result in a 12.4% increase in the postretirement benefit obligation and a 16.2% increase in the postretirement benefit cost.

NOTE N -- INCOME TAXES

     The provision (benefit) for income taxes consisted of the following for the three years ended March 31, 1994 (in thousands of dollars):

                                                                 YEARS ENDED MARCH 31,
                                                            -------------------------------
                                                             1994         1993        1992
                                                            -------     --------     ------
    Federal
      Current.............................................. $    --     $  3,355     $1,350
      Deferred.............................................  (3,025)     (29,813)     6,000
    State..................................................   1,832        1,210        605
                                                            -------     --------     ------
    Total.................................................. $(1,193)    $(25,248)    $7,955
                                                            =======     ========     ======

     The Corporation files a consolidated federal income tax return with subsidiaries in which it has 80% or greater ownership. Accordingly, neither Ben Franklin's operating results since its public offering in May 1992, nor FoxMeyer's operating results for the period from its September 1991 initial public offering through the completion of the joint tender offer for FoxMeyer's common stock in November 1992 (the "Offer"), have been included in the Corporation's consolidated federal income tax filing. Therefore, for these periods, any net taxable income of these subsidiaries may not be offset by losses of the remaining entities in the Corporation's consolidated federal income tax group.

     The Corporation recorded a federal income tax benefit of $3.0 million in 1994. The federal income tax benefit is attributable to Ben Franklin and is the result of the recognition of benefits from net operating losses. A federal income tax charge of $18.2 million attributable to FoxMeyer was entirely offset by a federal income tax benefit attributable to the Corporation's current year federal income tax net operating loss.

     The Corporation recorded a federal income tax benefit of $26.4 million in 1993. The federal income tax benefit includes a federal income tax charge of $3.6 million attributable to income generated by FoxMeyer between its initial public offering and the Offer, a federal income tax benefit of $6.8 million attributable to Ben Franklin, and a federal income tax benefit of $23.2 million attributable to a reduction of the Corporation's valuation allowance on deferred tax assets.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     FoxMeyer was included in the Corporation's federal consolidated income tax return through the date of the FoxMeyer initial public offering in September 1991. The Corporation recorded a federal income tax charge of $7.4 million in 1992 primarily attributable to income of FoxMeyer after its initial public offering. This tax provision also included the Corporation's alternative minimum tax liability for 1992 allocated to FoxMeyer and Ben Franklin under their tax sharing agreements in the amounts of $.8 million and $.1 million, respectively.

     The reasons for the difference between the total tax provision (benefit) and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes, minority interest and extraordinary item were as follows (in thousands of dollars):

                                                                YEARS ENDED MARCH 31,
                                                           --------------------------------
                                                            1994         1993        1992
                                                           -------     --------     -------
    Statutory rate applied to pre-tax income.............. $11,799     $ (6,621)    $ 9,549
    Change in deferred tax asset valuation allowance......  (6,472)     (12,530)     (5,184)
    Corporate dividend-received deduction.................  (2,457)      (3,838)         --
    State income taxes (net of federal tax benefit).......   1,191          798         399
    Weirton interest expense..............................  (4,420)     (12,664)         --
    Loss (gain) on disposition of investment in NSC.......    (270)       7,611          --
    Amortization of goodwill and other nondeductible
      items...............................................   2,265        2,285       1,577
    Tax attribute adjustment (Harris).....................  (2,768)          --          --
    Other items...........................................     (61)        (289)      1,614
                                                           -------     --------     -------
    Effective tax provision (benefit)..................... $(1,193)    $(25,248)    $ 7,955
                                                           =======     ========     =======

     The Corporation's current and noncurrent deferred taxes, which net to a $18.0 million asset as of March 31, 1994, and a $14.3 million net asset as of March 31, 1993, consisted of the following temporary differences and net operating losses, at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

                                                             1994                         1993
                                                   ------------------------     ------------------------
                                                   DEFERRED      DEFERRED       DEFERRED      DEFERRED
                                                     TAX            TAX           TAX            TAX
                                                    ASSETS      LIABILITIES      ASSETS      LIABILITIES
                                                   --------     -----------     --------     -----------
Inventory methods................................  $     --       $42,555       $     --       $36,778
Basis difference on acquired assets and
  liabilities assumed (Harris)...................     3,683            --          7,126            --
Phar-Mor receivable allowance....................    11,972            --         11,972            --
Allowance for possible losses on accounts
  receivable.....................................     6,520            --          5,202            --
Other reserves...................................    29,466            --         41,128            --
Depreciation.....................................        --            --             --         3,639
Tax net operating losses.........................    84,721            --         69,031            --
Tax credits......................................    11,323            --          9,177            --
All other........................................       486         3,979          1,210            --
                                                   --------       -------       --------       -------
Total deferred assets and liabilities............   148,171        46,534        144,846        40,417
Valuation allowance on deferred tax assets.......   (83,655)           --        (90,127)           --
                                                   --------       -------       --------       -------
Total deferred taxes.............................    64,516       $46,534         54,719       $40,417
                                                                  =======                      =======
Less: deferred tax liability.....................   (46,534)                     (40,417)
                                                   --------                     --------
Deferred tax asset, net..........................  $ 17,982                     $ 14,302
                                                   ========                     ========

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     The net change in the valuation allowance during 1994 was a decrease of $6.5 million.

     At March 31, 1994, the Corporation had, for federal income tax purposes, operating loss, capital loss, and investment credit carryforwards of approximately $240.0 million, $206.5 million, and $3.8 million, respectively. Operating loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 1997 through 2000 -- $2.3 million; 2003 -- $19.7 million; 2004 -- $58.3 million; 2006 -- $107.4 million;
2008 -- $.5 million; and 2009 -- $34.2 million. Operating loss carryforwards of $15.6 million attributable to FoxMeyer are limited in their utilization because they were incurred prior to the acquisition by the Corporation of FoxMeyer or one of its subsidiaries. Operating loss carryforwards available for utilization in Ben Franklin's income tax returns are $17.6 million and expire in various years from 2004 through 2009. The capital loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 1996 -- $47.5 million; 1997 -- $63.9 million; and 1999 -- $95.1 million. Investment credit carryforwards will expire during the years 1995 through 2002. The Corporation also has alternative minimum tax credit carryforwards of $7.5 million, which are available to offset the future regular tax liability of the Corporation. Alternative minimum tax credit carryforwards do not expire.

     The net operating losses referred to in the preceding paragraph have not been examined by the U.S. Internal Revenue Service and, therefore, may be subject to adjustment. The availability of net operating loss and investment tax credit carryforwards to reduce the Corporation's future consolidated federal income tax liability are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations in the availability of loss carryforwards in the event of substantial ownership changes (as defined in the Code) in the Corporation's stock. Future events, some of which may be beyond the Corporation's control, may cause such an ownership change.

NOTE O -- EXTRAORDINARY ITEM

     In 1992, the Corporation redeemed $160.3 million of its 11.2% subordinated notes at a total cost of $164.3 million which, together with the recognition of the remaining original deferred debt issuance costs of $1.7 million and the early extinguishment of another loan, resulted in an extraordinary loss of $5.8 million.

NOTE P -- COMMITMENTS AND CONTINGENCIES

     Directly or through its subsidiaries, the Corporation leases various types of properties, primarily warehouse property, computer equipment, transportation equipment and corporate aircraft, through noncancellable operating leases. Certain leases contain escalation clauses and provide for renewal options generally at fair market rates. Rental expense under operating leases totalled $21.0 million in 1994, $20.0 million in 1993 and $18.1 million in 1992. Minimum rental payments under these leases with initial or remaining terms of one year or more at March 31, 1994, and for which no liability has been accrued, total $93.7 million and payments due during the next five fiscal years are 1995 -- $12.1 million; 1996 -- $10.9 million; 1997 -- $10.0 million;
1998 -- $8.7 million; 1999 -- $17.6 million and thereafter $34.4 million.

     The Corporation has retained responsibility for certain potential environmental liabilities attributable to former operating units and as a result is subject to federal, state and local environmental laws, rules and regulations including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes which generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Corporation and its subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA").

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

     At March 31, 1994, the Corporation had reserves of $2.0 million for environmental assessments or remediation activities, penalties or fines at 10 sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range has been used.

     The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional costs and expenses it may incur for such environmental liabilities. While management of the Corporation does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment.

     In arriving at a reasonable estimate of the costs, the Corporation has not assumed any of such costs will be recoverable from third parties. The Corporation is not aware of any site where other companies that have been designated a PRP by the EPA would not have the financial resources and commitment to fulfill their portion of the obligations in the event they and the Corporation are found to be jointly and severally liable.

     In 1994, the Corporation paid $10.0 million to NSC as a deposit to cover potential environmental claims for which it has indemnified NSC (see Note H).

     From time to time, FoxMeyer makes advances to customers in anticipation of future sales. At March 31, 1994, advances aggregating $15.2 million were outstanding. In addition, FoxMeyer has guaranteed debt of certain customers to their banks aggregating $1.3 million at March 31, 1994.

     Ben Franklin, under a prepayment incentive program for franchisees, provides merchandise credits at a rate equal to the prime rate of interest for prepayment of inventory purchases. Ben Franklin had $6.1 million of inventory prepayments outstanding at March 31, 1994.

     In March 1994, the Corporation proposed a merger (the "Proposed Merger") in which a wholly-owned subsidiary of the Corporation would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. At present, the Corporation owns 80.5% of FoxMeyer's outstanding capital stock. Actions have been brought against the Corporation and certain of its directors and officers by plaintiffs purporting to represent the public stockholders of FoxMeyer. Nine complaints have been filed in the Court of Chancery of the State of Delaware, each purporting to be asserted on behalf of a class of FoxMeyer's stockholders against the Corporation, FoxMeyer and certain present directors and officers of one or both companies. All of the cases seek to enjoin the Proposed Merger or, in the alternative, to rescind the transaction if it takes place, and request unspecified money damages, attorneys' fees and costs. No further action has been taken by plaintiffs since the filing of the cases. Management believes these suits are without merit, and the Corporation intends to defend itself vigorously. In the opinion of management, it is premature to form a judgment as to the ultimate outcome of any of these cases at this time.

     There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE Q -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):

                                                                YEARS ENDED MARCH 31,
                                                           --------------------------------
                                                             1994        1993        1992
                                                           --------     -------     -------
    Interest paid......................................... $ 15,530     $10,831     $24,945
    Income taxes paid.....................................      459       2,318       9,400
    Noncash transactions:
      Exchange of preferred stock for common stock........  112,753          --          --
      Payment of dividends in kind on preferred stock.....    5,389          --          --

NOTE R -- BUSINESS SEGMENT DATA

     The Corporation operates principally in two segments: (i) FoxMeyer -- a company engaged primarily in the distribution of a full line of pharmaceutical and health and beauty aid products to independent drug stores, hospitals, alternative care facilities and chain stores, as well as providing managed care prescription benefit services and (ii) Ben Franklin -- a company engaged in the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to these stores. In addition, the Corporation conducts certain holding company, corporate office and other miscellaneous activities (collectively the "Holding Company"). The activities of Development and its related limited partnerships are included in amounts reported for the Holding Company. Such limited partnerships are engaged in the buying, holding, operating and disposing of real estate and real estate loans available through the Resolution Trust Corporation and other financial institutions. Information about the Corporation's different segments for the past three years follows (in thousands of dollars):

                                                      BEN        HOLDING COMPANY
                                      FOXMEYER      FRANKLIN     & ELIMINATIONS      CONSOLIDATED
                                      ---------     --------     ---------------     ------------
    1994
    Sales............................ $5,071,446    $337,933        $      --         $ 5,409,379
    Operating income (loss)..........    64,259       (2,112)         (10,817)             51,330
    Depreciation and amortization....    19,630        2,610             (253)             21,987
    Identifiable assets.............. 1,280,354      163,279           81,837           1,525,470
    Capital expenditures.............    26,456       16,775           13,091              56,322
    1993
    Sales............................ $4,505,434    $346,175        $      --         $ 4,851,609
    Operating income (loss)..........    13,976        4,589           (8,476)             10,089
    Depreciation and amortization....    16,647        2,392             (179)             18,860
    Identifiable assets.............. 1,333,121      128,160          100,814           1,562,095
    Capital expenditures.............    17,356        2,720               --              20,076
    1992
    Sales............................ $3,077,695    $340,644        $  (7,048)        $ 3,411,291
    Operating income (loss)..........    50,716        3,755          (16,694)             37,777
    Depreciation and amortization....    12,518        2,198               --              14,716
    Identifiable assets..............   896,270      114,094          127,007           1,137,371
    Capital expenditures.............    18,118        2,045               --              20,163

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

NOTE S -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments have been determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Corporation might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

     The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and other accrued liabilities are reasonable estimates of their fair value.

     The carrying value of notes receivable is $50.3 million at March 31, 1994, while the estimated fair value of these notes is $54.9 million using interest rates based on the credit worthiness of the debtors. The carrying value of long-term debt is $313.9 million at March 31, 1994, while the estimated fair value is $304.0 million based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

     The carrying value of notes receivable and long-term debt for 1993 approximate their estimated fair value using interest rates based on the credit worthiness of the debtor or using interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

     The carrying value of marketable securities approximates their estimated fair value using quoted market prices.

     The investment in NSC Preferred Stock is net of the Remaining Liabilities (see Note H). The carrying value of the NSC Preferred Stock is $65.7 million and $131.9 million at March 31, 1994 and 1993, respectively. The estimated fair market value of the NSC Preferred Stock is approximately $74.0 million and $140.0 million, respectively, based on NSC's other outstanding debt with similar terms and remaining maturity. The carrying value of the Remaining Liabilities consists principally of pension liabilities and the $20.5 million NSC Note bearing interest at 8 1/2% with a 14 year remaining amortization. The carrying value of the NSC Note approximates its fair value.

     The fair value of the Corporation's redeemable preferred stock, based on quoted market prices at March 31, 1994 and 1993, were $169.4 million and $51.4 million, respectively.

     It is not practicable to estimate the fair value of the pre-bankruptcy receivable due from Phar-Mor. While the Corporation believes it has adequately provided for the eventual loss resulting from Phar-Mor's bankruptcy, it is unable to estimate the timing and form of the ultimate settlement of the amounts due the Corporation.

     The fair value estimates were based on pertinent information available to management as of March 31, 1994 and 1993. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                    FOR THE THREE YEARS ENDED MARCH 31, 1994

NOTE T -- QUARTERLY DATA (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for the years ended March 31, 1994 and 1993 (in thousands of dollars, except per share amounts):

                                                    FIRST          SECOND         THIRD          FOURTH
                                                   QUARTER        QUARTER        QUARTER        QUARTER
                                                  ----------     ----------     ----------     ----------
    1994
    Net sales.................................... $1,286,694     $1,371,142     $1,396,705     $1,354,838
    Gross profit.................................     78,885         88,479         86,547         91,072
    Operating income.............................      5,138         15,444         12,070         18,678
    Net income...................................      5,257            146          7,579         16,530
    Earnings (loss) per common share.............       0.20          (0.06)          0.28           0.88
    1993
    Net sales.................................... $1,015,790     $1,201,080     $1,301,304     $1,333,435
    Gross profit.................................     65,977         76,761         83,518         89,714
    Operating income (loss)......................      9,264         12,198        (30,850)        19,477
    Net income (loss)............................      7,412          3,885         (6,349)        (4,345)
    Earnings (loss) per common share.............        .29            .13           (.39)          (.28)

     The results of operations for the third quarter of 1993 reflect the establishment of a $41.0 million allowance related to the Phar-Mor bankruptcy (see Note E). The net loss for the fourth quarter of 1993 reflects the $22.4 million writedown of the investment in NSC common stock (see Note H).

     Per share amounts are computed independently for each quarter based on the average number of shares outstanding during that quarter. Therefore, the sum of the quarterly per share amounts may not equal the total for the fiscal year because of stock or other transactions that occurred during such years (see Note
J).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             THE BOARD OF DIRECTORS

     Under the terms of the By-laws of the registrant, the Board of Directors is to be divided into three classes of directors, with the total number of directors to be allocated among the three classes as equally as possible. The Board of Directors presently consists of six members. Three members, Messrs. Abbey J. Butler, Melvyn J. Estrin and William G. Tull, were elected at the 1993 annual meeting of stockholders to serve until the annual meeting to be held in 1996 (the "1996 Class"). The terms of the other three members of the Board, Messrs. Sheldon W. Fantle, Paul M. Finfer and Alfred H. Kingon, expire at the 1994 annual meeting of stockholders (the "1994 Class"). There are no members of the Board presently remaining in the class that had been elected to serve until the annual meeting of stockholders in 1995 (the "1995 Class").(1)

     The registrant has no present intention to increase the size of the Board of Directors. In order to divide the present six members of the Board of Directors equally into three classes of equal size, the Board has established that the 1995 Class shall have two directors. In future years, the Board will take action as is necessary to adjust the size of the other two classes of directors so that each class will, in time, consist of two members.

     The Board has elected Messrs. Paul M. Finfer and Alfred H. Kingon (each of whose term would have expired at the 1994 annual meeting of stockholders) to fill the vacancies in the 1995 Class. Messrs. Finfer and Kingon will serve on the Board until the annual meeting of stockholders to be held in 1995.

     The following sets forth, with respect to each member of the registrant's Board of Directors, his name, age, period served as director, present position, if any, with the registrant and other business experience.

TERM EXPIRING IN 1994:

     SHELDON W. FANTLE, 71, has been a director since 1991. Mr. Fantle has been the Chairman and Chief Executive Officer of Fantle Enterprises, Inc., a venture capital, consulting and public relations firm since 1990. From 1987 to 1990, he served as the Chairman of the Board, President and Chief Executive Officer of Dart Drug Stores, Inc., which operated as Fantle's Drugstores and which filed a petition under Chapter 11 of the United States Bankruptcy Code in 1989 and was subsequently liquidated thereunder. Prior thereto, from 1975 through 1987, he served as Chairman of the Board, President and Chief Executive Officer of Peoples Drug Stores, Inc. Mr. Fantle currently serves as a director of FoxMeyer, Ben Franklin, Washington Gas Light Company, a public utility company, Medlantic Healthcare Corporation, a hospital management company, and the National Association of Chain Drug Stores.

TERMS EXPIRING IN 1995:

     PAUL M. FINFER, 55, has been a director since 1991. Mr. Finfer has been the President and Chief Executive Officer of Franklin Acceptance Corporation, a consumer finance company since October 1989. From May 1986 through February 1988, he served as the Chairman of the Board and Chief Executive Officer

- - - ---------------

(1) At the annual meeting of stockholders held in 1992, the following individuals were elected to the 1995 Class: Mr. Robert J. Slater, who resigned from the Board in September 1993; Mr. Robert L. King, who resigned from the Board in May 1993; and Mr. Charles P. Abod, who died in December 1992.

of FBX Corporation, a manufacturer and distributor of electronic fire and burglar alarm signal processing products. Mr. Finfer also serves as a director of FoxMeyer and Kitchen Bazaar, Inc., a specialty retailer.

     ALFRED H. KINGON, 63, has been a director since 1991. Mr. Kingon has been a principal of Kingon International, Inc., an international investment and consulting firm since September 1989. From April 1987 through June 1988, he served as the United States Ambassador to the European Communities. Mr. Kingon served as the Assistant to the President of the United States and Secretary of the Cabinet from February 1985 through April 1987. Mr. Kingon is a director of Ben Franklin.

TERMS EXPIRING IN 1996:

     ABBEY J. BUTLER, 57, has been a director since 1990. Mr. Butler is the Co-Chairman of the Board and Co-Chief Executive Officer of the registrant and FoxMeyer. Mr. Butler has served as Co-Chairman of the Board of the registrant and FoxMeyer since March 1991. Mr. Butler was appointed Co-Chief Executive Officer of the registrant in October 1991 and became Co-Chief Executive Officer of FoxMeyer in May 1993. Since November 1991, he has also served as Co-Chairman of the Board of Ben Franklin. Mr. Butler has also been the President and a director of C.B. Equities Corp., a private investment company, since 1982. Mr. Butler presently serves as a director of CST Entertainment Imaging, Inc., a company engaged in digital color enhancement of black and white films, and a director and a member of the Executive Committee of FWB Bancorporation, the holding company of FWB Bank of Maryland. Mr. Butler also serves as a trustee and a member of the Executive Committee of The American University, Washington, D.C., a director of the Starlight Foundation, a charitable organization, and is a member of the advisory boards of the Pediatric AIDS Foundation and the National Center for Survivors of Child Abuse. Mr. Butler was appointed by President Bush to serve on the President's Advisory Committee on the Arts and he now serves as a member of the Executive Committee of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C.

     MELVYN J. ESTRIN, 51, has been a director since 1990. Mr. Estrin is the Co-Chairman of the Board and Co-Chief Executive Officer of the registrant and FoxMeyer. Mr. Estrin has served as Co-Chairman of the Board of the registrant and FoxMeyer since March 1991. Mr. Estrin was appointed Co-Chief Executive Officer of the registrant in October 1991 and became Co-Chief Executive Officer of FoxMeyer in May 1993. Since November 1991, he has also served as the Co-Chairman of the Board of Ben Franklin. From December 1983 to the present, Mr. Estrin has also served as the Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, and of University Research Corporation, a consulting firm. Mr. Estrin presently serves as a director and a member of the Executive Committee of FWB Bancorporation, the holding company of FWB Bank of Maryland, a director of Washington Gas Light Company, a public utility company, and as a trustee of the University of Pennsylvania. Mr. Estrin serves as a Commissioner on the President's National Capital Planning Commission.

     WILLIAM G. TULL, 65, has been a director since 1990. Mr. Tull served as the President and Chief Operating Officer of American Security Bank, N.A., a commercial bank, from April 1985 until January 1990. Upon his retirement in January 1990, Mr. Tull became a self-employed financial consultant. Mr. Tull serves as a director of Ramtron International Corporation, a company that develops, manufactures and sells non-volatile semiconductor memory products.

                               EXECUTIVE OFFICERS

     A brief biography of each executive officer of the registrant (other than the Co-Chairmen of the Board and Co-Chief Executive Officers whose biographies are set forth above) who served during the fiscal year ended March 31, 1994 ("Fiscal 1994") is provided below.

     PETER B. MCKEE, 56, has been Vice President and Chief Financial Officer of the registrant since February 1994. He has also served as Senior Vice President and Chief Financial Officer of FoxMeyer since January 1994. From October 1991 to December 1993, he was Executive Vice President and Chief Financial Officer of InterSolve Group, a managerial consulting firm. From March 1988 to September 1991, he was Senior Vice President and Chief Financial Officer of Metro Airlines, a regional airline that operated in the Southwest and

Eastern United States and in the Caribbean, which filed a petition under Chapter 11 of the United States Bankruptcy Code in April 1991 and was subsequently reorganized thereunder.

     EDWARD L. MASSMAN, 35, has been Controller of the registrant since July 1993. He has also served as Director of Accounting of FoxMeyer since September 1990. Mr. Massman was employed by Deloitte & Touche from January 1983 to September 1990, serving most recently as Senior Audit Manager.

FORMER EXECUTIVE OFFICER

     LAWRENCE J. PILON, 45, was Vice President, Human Resources of the registrant from June 1986 to January 1994. He was Secretary of the registrant from August 1991 to January 1994. He also served as Senior Vice
President -- Administration of FoxMeyer from September 1990 to January 1994.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the 1934 Act ("Section 16(a)"), requires the registrant's directors, executive officers and persons who beneficially own more than 10% of a registered class of the registrant's equity securities ("10% Owners") to file reports of beneficial ownership of the registrant's securities and changes in such beneficial ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish the registrant with copies of all forms they file pursuant to Section 16(a).

     Based solely upon a review of the copies of the forms filed pursuant to
Section 16(a) furnished to the registrant, or written representations that no year-end Form 5 filings were required for transactions occurring during Fiscal 1994, the registrant believes that its directors, executive officers and 10% Owners complied with Section 16(a) filing requirements applicable to them during Fiscal 1994.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the three fiscal years ended March 31, 1994 received by the registrant's Co-Chief Executive Officers and the three remaining most highly compensated executive officers of the registrant in Fiscal 1994.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM COMPENSATION
                                                                                        (A)
                                                                              -----------------------
                                                ANNUAL COMPENSATION             AWARDS      PAYOUTS
                                         ----------------------------------   ----------   ----------
                                                                  OTHER       SECURITIES
                                                                  ANNUAL      UNDERLYING                 ALL OTHER
          NAME AND            FISCAL                           COMPENSATION    OPTIONS/       LTIP      COMPENSATION
     PRINCIPAL POSITION        YEAR      SALARY($)   BONUS($)     ($)(B)       SARS(#)     PAYOUTS($)      ($)(C)
- - - ----------------------------- ------     -------     -------   ------------   ----------   ----------   ------------
Abbey J. Butler(D)             1994      709,000     318,330      53,974         28,000         -0-         5,372
Co-Chairman of the             1993      702,000     175,000         (H)        540,000         -0-         1,750
Board and Co-Chief             1992      556,250     139,000         (H)        110,000         -0-         1,750
Executive Officer
Melvyn J. Estrin(D)            1994      709,000     318,330      50,997         28,000         -0-         5,958
Co-Chairman of the             1993      702,000     175,000         (H)        540,000         -0-         1,167
Board and Co-Chief             1992      556,250     139,000         (H)        110,000         -0-         1,750
Executive Officer
Lawrence J. Pilon(E)           1994      174,042         -0-         (H)            -0-         -0-         3,748
Vice President,                1993      197,937      28,000         (H)         17,000      62,500         4,456
Human Resources                1992      185,811      42,200      66,456         60,000         -0-         4,325
(through January 1994)
Edward L. Massman(F)           1994       94,338      24,379         (H)            -0-         -0-         3,115
Controller                     1993       82,362       9,500         -0-            -0-         -0-         2,471
                               1992       75,775      12,200         -0-            -0-         -0-         1,263
Peter B. McKee(G)              1994       44,302      35,750         -0-         60,000         -0-           -0-
Vice President and             1993          -0-         -0-         -0-            -0-         -0-           -0-
Chief Financial Officer        1992          -0-         -0-         -0-            -0-         -0-           -0-
(effective February 1994)

- - - ---------------

(A) The registrant made no awards of restricted stock during the three fiscal years ended March 31, 1994 to any of the five executive officers of the registrant named in the Summary Compensation Table.

(B) For Fiscal 1994, the amount set forth under "Other Annual Compensation" includes amounts paid by the registrant or by FoxMeyer to each executive officer under FoxMeyer's Supplemental Savings Plan, which is a nonqualified plan for employees whose contributions to the FoxMeyer Employees' Savings and Profit Sharing Program (the "FoxMeyer 401(k) Plan") are limited by the Internal Revenue Code's limitations on elective contributions thereto.

(C) Represents amounts contributed by the registrant or by FoxMeyer to each executive officer's account under the FoxMeyer 401(k) Plan.

(D) In Fiscal 1994, Mr. Butler and Mr. Estrin each received $350,000 from the registrant for serving as Co-Chief Executive Officer of the registrant, $275,000 from FoxMeyer for serving as Co-Chairman of the Board and Co-Chief Executive Officer of FoxMeyer and $84,000 from Ben Franklin for serving as Co-Chairman of the Board of Ben Franklin. For Fiscal 1994, Mr. Butler and Mr. Estrin each received a $175,000 bonus from the registrant, a $137,500 incentive bonus from FoxMeyer and a $5,830 bonus under FoxMeyer's performance plus plan (a plan which paid bonuses to all FoxMeyer employees upon the attainment by FoxMeyer of an earnings target). In Fiscal 1993, Mr. Butler and Mr. Estrin each received $350,000 from the registrant for serving as Co-Chief Executive Officer of the registrant, $275,000 from FoxMeyer for serving as Co-Chairman of the Board of FoxMeyer and $77,000 from Ben Franklin for serving as Co-Chairman of the Board of Ben Franklin. For Fiscal 1993, Mr. Butler and Mr. Estrin each received a $65,000 bonus from the registrant, an $85,000 bonus from FoxMeyer and a $25,000 bonus from Ben Franklin. In Fiscal 1992, Mr. Butler and Mr. Estrin each received $350,000 from the registrant for serving as Co-Chief Executive Officer of the registrant and $206,250 (which represents payments from July 1992 through March 1993) from FoxMeyer for serving as Co-Chairman of the Board of FoxMeyer. The $139,000 bonus paid to each of Mr. Butler and Mr. Estrin for Fiscal 1992 was paid by FoxMeyer.

     In Fiscal 1994, Ben Franklin extended the expiration date (from April 27, 1997 to April 27, 2001) of options for 10,000 shares of common stock of Ben Franklin ("Ben Franklin Common Stock") held by each of Mr. Butler and Mr. Estrin and granted each of them additional options for 18,000 shares of Ben Franklin Common Stock. In Fiscal 1993, Mr. Butler and Mr. Estrin were each granted options for 440,000 shares of the registrant's common stock ("Common Stock"), options for 50,000 shares of common stock of FoxMeyer ("FoxMeyer Common Stock") and options for 50,000 shares of Ben Franklin Common Stock. In Fiscal 1992, Mr. Butler and Mr. Estrin were each granted options for 110,000 shares of FoxMeyer Common Stock.

(E) Until January 1994, Mr. Pilon served as the Vice President, Human Resources, of the registrant but did not receive compensation from the registrant in such capacity. Mr. Pilon was also the Senior Vice
     President -- Administration of FoxMeyer, which paid all of his compensation for services rendered in Fiscal 1994, 1993 and 1992.

     In Fiscal 1993, Mr. Pilon received a $62,500 payment from FoxMeyer for 25,000 performance units granted by the registrant in April 1990 ("1990 Performance Units") under the Performance Units Supplement to the registrant's 1987 Restated Stock Option and Performance Award Plan. The value of the 1990 Performance Units were tied to the operating results of FoxMeyer Drug Company, a wholly-owned subsidiary of FoxMeyer, and were based on operating goals set by the Personnel and Compensation Committee of the Board of Directors of the registrant related to return on invested capital of FoxMeyer Drug Company over the three-year period ended March 31, 1993. For Fiscal 1992, $55,586 of the amount shown under "Other Annual Compensation" represent payments made to Mr. Pilon in connection with his relocation from Pittsburgh to Dallas.

(F) Mr. Massman serves as the Controller of the registrant but does not receive compensation from the registrant in such capacity. Mr. Massman is the Director of Accounting of FoxMeyer, which paid all of his compensation for services rendered in Fiscal 1994, 1993 and 1992 except for a $5,000 special bonus paid by the registrant in Fiscal 1994.

(G) Since February 1994, Mr. McKee has served as the Vice President and Chief Financial Officer of the registrant but does not receive compensation from the registrant in such capacity. Mr. McKee is the Senior Vice President and Chief Financial Officer of FoxMeyer, which paid all of his compensation for services rendered in Fiscal 1994. In Fiscal 1994, Mr. McKee was granted options for 60,000 shares of FoxMeyer Common Stock.

(H) Other annual compensation to this executive officer, including payment of club dues, personal use of corporate property (including the use of the registrant's airplane) and other personal benefits, did not exceed the lesser of $50,000 or 10% of such executive officers's total salary and bonus for such fiscal year.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The registrant did not grant options in Fiscal 1994 to any of the executive officers of the registrant named in the Summary Compensation Table. The following table provides information regarding the options granted by FoxMeyer and Ben Franklin to certain executive officers of the registrant.


                                         INDIVIDUAL GRANTS
- - - ---------------------------------------------------------------------------------------------------
                                                        PERCENT OF
                                                          TOTAL                                           POTENTIAL REALIZABLE
                                                         OPTIONS/                                                 VALUE
                                         NUMBER OF         SARS                                          AT ASSUMED ANNUAL RATES
                                         SECURITIES      GRANTED                                             OF STOCK PRICE
                                         UNDERLYING         TO                                                APPRECIATION
                                          OPTIONS/      EMPLOYEES        EXERCISE OR                       FOR OPTION TERM(A)
                                            SARS        IN FISCAL        BASE PRICE      EXPIRATION     -------------------------
                 NAME                    GRANTED(#)        YEAR            ($/SH)           DATE          5%($)          10%($)
- - - ---------------------------------------  ----------     ----------       -----------     ----------     ----------     ----------
GRANTS BY FOXMEYER:
  Peter B. McKee                           60,000(B)       37.5%            12.25          1/16/99         203,067        448,725
GRANTS BY BEN FRANKLIN:
  Abbey J. Butler                          10,000(C)        5.0%             5.00        4/27/2001          13,814         30,526
                                           18,000          16.5%             4.50        1/16/2003          22,379         49,451
  Melvyn J. Estrin                         10,000(C)        5.0%             5.00        4/27/2001          13,814         30,526
                                           18,000          16.5%             4.50        1/16/2003          22,279         49,451

- - - ---------------

(A) The potential realizable values set forth under these columns result from calculations assuming 5% and 10% growth rates as set by the Commission and are not intended to forecast future price appreciation of either FoxMeyer Common Stock or Ben Franklin Common Stock. The amounts reflect potential future value based upon growth at these prescribed rates. The registrant did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower, value. The registrant is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises are dependent on the future performance of FoxMeyer Common Stock and Ben Franklin Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

(B) One-third ( 1/3) of these options will become exercisable on January 17, 1995, another 1/3 will become exercisable on January 17, 1996 and the remaining 1/3 will become exercisable on January 17, 1997.

(C) These options were originally granted on April 28, 1992 and became fully exercisable on April 28, 1994. On December 20, 1993, Ben Franklin extended the expiration date of all non-incentive stock options granted on April 28, 1992 from April 27, 1997 to April 27, 2001, including those held by Messrs. Butler and Estrin.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

     Lawrence J. Pilon, the registrant's former Vice President, Human Resources, exercised options to acquire 5,000 shares of Common Stock at $14.0625 per share on June 1, 1993. Mr. Pilon resigned from the registrant in January 1994 and all of his options terminated 30 days after his resignation. See Note 9 to the table under Item 12 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Aside from Mr. Pilon, none of the executive officers named in the Summary Compensation Table exercised options during Fiscal 1994.

          LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR (A)

                                       NUMBER       PERFORMANCE
                                     OF SHARES,       OR OTHER                 ESTIMATED FUTURE PAYOUTS UNDER
                                      UNITS OR      PERIOD UNTIL                NON-STOCK PRICE-BASED PLANS
                                       OTHER         MATURATION      --------------------------------------------------
               NAME                    RIGHTS        OR PAYOUT       THRESHOLD($)(B)     TARGET($)(C)     MAXIMUM($)(D)
- - - -----------------------------------  ----------     ------------     ---------------     ------------     -------------
Abbey J. Butler                          8.0%          3/31/97               0              483,781         1,342,861
Co-Chairman of the Board and
Co-Chief Executive Officer
Melvyn J. Estrin                         8.0%          3/31/97               0              483,781         1,342,861
Co-Chairman of the Board and
Co-Chief Executive Officer
Lawrence J. Pilon(E)                     5.0%          3/31/97              --                   --                --
Vice President, Human Resources
(through January 1994)
Peter B. McKee                           6.0%          3/31/97               0              362,836         1,007,146
Vice President and
Chief Financial Officer
(effective February 1994)

- - - ---------------

(A) In April 1993, FoxMeyer adopted a Long-Term Incentive Plan (the "FoxMeyer LTIP") to motivate and reward sustained improvements in FoxMeyer's financial performance over a long-term period. Under the FoxMeyer LTIP, the Personnel and Compensation Committee of FoxMeyer's Board of Directors (the "FoxMeyer Compensation Committee") is authorized to create, from time to time, pools to be funded by FoxMeyer ("performance pools") for the payment of incentive payments to participants in the FoxMeyer LTIP upon the attainment by FoxMeyer of certain earnings and financial parameters. The FoxMeyer Compensation Committee created the first performance pool in April 1993 (the "1993 Performance Pool") and it will be funded by FoxMeyer based on the attainment of sustained annual growth in its earnings before taxes ("EBT") over a four-year period from Fiscal 1994 through Fiscal 1997. If another performance pool is created under the FoxMeyer LTIP, amounts to be allocated to the 1993 Performance Pool subsequent thereto may be adjusted based upon terms and conditions to be established at such time by the FoxMeyer Compensation Committee.

     Under the 1993 Performance Pool, FoxMeyer's EBT target for Fiscal 1994 was $46.1 million, which also served as the EBT starting point. Because FoxMeyer has achieved its Fiscal 1994 EBT target, 2.5% of FoxMeyer's actual EBT for Fiscal 1994 (which was $46.8 million) was allocated to the 1993 Performance Pool. Thereafter, if FoxMeyer's EBT increases from year to year by at least 7.5%, a certain percentage of FoxMeyer's EBT (the "Multiplier") of the just completed fiscal year will be allocated to the 1993 Performance Pool. The Multiplier is 3% if growth in FoxMeyer's EBT equals 7.5% but is less than 15%; 4% if growth in EBT equals 15% but is less than 20%; 5% if growth in EBT equals 20% but is less than 25%; and 7% if growth in EBT is equal to or greater than 25%. If FoxMeyer's EBT declines from year to year, dollars will be deducted from the amount allocated to the 1993 Performance Pool based on the same scale, except that in calculating the amount to be deducted the Multiplier will be applied to the higher of FoxMeyer's EBT target that year or the actual EBT.

     Messrs. Butler and Estrin were each awarded an 8% share of the 1993 Performance Pool in their capacities as Co-Chairmen of the Board and Co-Chief Executive Officers of FoxMeyer. Mr. McKee was awarded 6% of the 1993 Performance Pool in his capacity as Senior Vice President and Chief Financial Officer of FoxMeyer. Mr. Massman is not a participant in the FoxMeyer LTIP. The first payouts from the 1993 Performance Pool may be made after the end of Fiscal 1995 (of up to 50% of the aggregate amount accumulated therein) and the final payouts will be made after the end of Fiscal 1997.

(B) If FoxMeyer's EBT after Fiscal 1994 declines each year, deductions will be made from the 1993 Performance Pool and, depending upon the magnitude of the decline in EBT each year, the $1,170,250 allocated to the 1993 Performance Pool for Fiscal 1994 may be reduced to $0 by the end of Fiscal 1997. If this occurs, the individuals who have been granted shares in the 1993 Performance Pool would receive no payments.

(C) These amounts are provided for illustrative purposes only and are calculated based on each individual's share in the 1993 Performance Pool and assumes that, after Fiscal 1994, FoxMeyer's EBT will grow by a factor of 7.5% each year. Based on an assumed EBT growth rate of 7.5% each year, $1,509,622 would be allocated by FoxMeyer to the 1993 Performance Pool for Fiscal 1995; $1,622,844 for Fiscal 1996; and $1,744,557 for Fiscal 1997, resulting in a hypothetical aggregate amount allocated to the 1993 Performance Pool by the end of Fiscal 1997 of $6,047,273. There can be no assurances that the EBT growth reflected in the amounts set forth in this table will be achieved by FoxMeyer.

(D) These amounts are provided for illustrative purposes only and are calculated based on each individual's share in the 1993 Performance Pool and assumes that, after Fiscal 1994, FoxMeyer's EBT will grow by a factor of 25% each year. Based on an assumed EBT growth rate of 25% each year, $4,095,875 would be allocated by FoxMeyer to the 1993 Performance Pool for Fiscal 1995; $5,119,843 for Fiscal 1996; and $6,399,804 for Fiscal 1997, resulting in a hypothetical aggregate amount allocated to the 1993 Performance Pool by the end of Fiscal 1997 of $16,785,772. There can be no assurances that the EBT growth reflected in the amounts set forth in this table will be achieved by FoxMeyer.

(E) Mr. Pilon had been awarded a 5% share of the 1993 Performance Pool in his capacity as Senior Vice President -- Administration of FoxMeyer which he forfeited upon his resignation from FoxMeyer in January 1994.

                           COMPENSATION OF DIRECTORS

     Directors who are not officers or employees of the registrant or one of its subsidiaries or members of the Executive and Nominating Committee receive an annual fee of $15,000. They also receive $1,000 for each meeting of the Board of Directors or of a committee of the Board of Directors (other than the Executive and Nominating Committee) they attend. Chairmen of each of the committees receive an additional $1,000 for each meeting of the committee they attend. Directors are reimbursed for travel and lodging expenses in connection with Board and committee meetings.

     Under the terms of the registrant's 1993 Stock Option and Performance Award Plan (the "Plan"), directors who are not officers or employees of the registrant or one of its subsidiaries ("outside directors") are automatically granted options to purchase 15,000 shares of Common Stock when first elected to serve on the Board of Directors and, in each year they continue to serve as members of the Board of Directors, options to purchase 1,000 shares of Common Stock on the third trading date following the later of (i) the date on which the annual meeting of the registrant's stockholders, or any adjournment thereof, is held each year or (ii) the date on which the registrant's earnings for the fiscal quarter immediately preceding the date of such annual meeting are released to the public.

     The registrant has a Director's Retirement Plan which provides for the payment of retirement benefits to directors (other than directors who are, or at any time subsequent to December 31, 1975 have been, officers of the registrant or an affiliated corporation). Each qualifying director is entitled, at the later of retirement or age 60, to receive a monthly benefit for a period equal to his years of service or 15 years, whichever is less. Such monthly benefit is equal to one-twelfth ( 1/12) of the highest annual fee in effect for directors during such director's years of service on the Board of Directors.

     The registrant has agreed to pay Mr. Robert J. Slater, a former director of the registrant who resigned from the Board of Directors on September 30, 1993, quarterly payments of $7,625 until July 31, 1995 in exchange for consulting services. The registrant has also agreed to credit Mr. Slater for service through July 31, 1995 for purposes of the Director's Retirement Plan.

                             EMPLOYMENT AGREEMENTS

     Effective October 24, 1991, the registrant entered into employment agreements with each of Messrs. Butler and Estrin pursuant to which they each agreed to serve as Co-Chief Executive Officers of the registrant through October 31, 1994 at a minimum annual base salary of $350,000, subject to periodic increases by the Board of Directors. The Co-Chief Executive Officers are also entitled to participate in the benefits generally available to senior executives of the registrant and to receive such other amounts as the Board of Directors of FoxMeyer or any other entity controlled by the registrant may authorize. For additional compensation received by Messrs. Butler and Estrin, see the Summary Compensation Table on page 63 and Note D thereto.

     In addition to base salary, Messrs. Butler and Estrin have each been granted, as an incentive bonus under their employment agreements, options to purchase 440,000 shares of Common Stock at an exercise price of $15.00 per share (the average price per share of Common Stock on the effective date of the employment agreements), which options were approved by the registrant's stockholders at the annual meeting in 1992 (the "Bonus Award Options").

     All of the Bonus Award Options are presently exercisable and will expire on October 31, 1994, unless the executive's employment is terminated for just cause, in which event the right to exercise any unexercised Bonus Award Options will terminate. The options contain anti-dilution provisions to maintain the percentage ownership represented by the shares issuable upon exercise thereof and are not transferrable (other than by will or the laws of descent and distribution). However, each Co-Chief Executive Officer has certain rights to have the registrant register his or his transferee's shares of Common Stock issuable upon exercise of the Bonus Award Options and to pay the expenses incurred in connection therewith.

     If either executive is removed without his consent as Co-Chairman of the Board or Co-Chief Executive Officer of the registrant, or if either executive dies or becomes permanently or totally disabled during the term of the employment agreements, each executive (or his estate, as the case may be) is entitled to exercise his Bonus Award Options.

     Mr. McKee, the Vice President and Chief Financial Officer of the registrant, has an employment agreement with FoxMeyer in his capacity as Senior Vice President and Chief Financial Officer of FoxMeyer which expires on January 14, 1997. Under the terms of the agreement, Mr. McKee's minimum annual base salary may not be less than his annual base salary as of January 15, 1994 (which was $200,000 per annum). If Mr. McKee's employment with FoxMeyer is terminated for any reason other than for cause, Mr. McKee will be entitled to receive monthly severance payments equivalent to his monthly base salary in effect at the time of termination for a period equal to the longer of the remaining term of his employment agreement or one year.

               REPORT OF THE PERSONNEL AND COMPENSATION COMMITTEE

     The Personnel and Compensation Committee of the Board of Directors (the "Compensation Committee") is comprised of three directors: Mr. Sheldon W. Fantle, who is the Chairman, and Messrs. Paul M. Finfer and Alfred H. Kingon, all of whom are outside directors.

     Compensation for the registrant's executive officers is comprised of base salary, annual incentive payments and long-term incentive awards in the form of stock option grants. The goal of the registrant's executive compensation policy is to reward its executive officers for overseeing and managing the registrant's operating subsidiaries, for their contributions towards long-term strategic planning and for improving long-term stockholder value. Decisions with respect to the compensation of the Co-Chief Executive Officers of the registrant are made by the Compensation Committee. The registrant generally does not pay any compensation to the registrant's other executive officers, whose salaries and bonuses are paid solely by FoxMeyer and are determined by the FoxMeyer Compensation Committee, which consists of Messrs. Fantle and Finfer and Messrs. Abbey J. Butler, Melvyn J. Estrin and Daniel J. Callahan, III.

     FoxMeyer provides an executive compensation program that aims to reinforce FoxMeyer's overall business mission, strategies, values and objectives. The goals of FoxMeyer's executive compensation program are to motivate and reward its executive officers and other key employees to improve long-term stockholder value and to attract and retain high-quality executive talent. FoxMeyer's executive compensation program consists of base salary, annual and long-term incentive payments, stock options and employee benefits. FoxMeyer reviews its compensation programs periodically and compares its pay practices with other companies in the wholesale distribution business and with companies staffed with similarly-skilled executives.

FoxMeyer's objective is to position total compensation at approximately the median of market pay for executives in similar positions. Annual incentive payments are based on the attainment of specific goals established each year. Long-term incentives, in the form of cash payments and stock option grants, are designed to reward sustained corporate performance over a three to five-year period.

     During the first fiscal quarter of each year, the FoxMeyer Compensation Committee meets to review salary increases for the current year and incentive payments to be made in connection with the previous year's performance. The FoxMeyer Compensation Committee also reviews the current fiscal year's business plan and establishes performance objectives for each FoxMeyer executive officer. Goals relating to FoxMeyer's financial performance, based on such factors as return on capital, pre-tax income or net income, are set as a primary component of executive incentive compensation. Individual performance objectives are also determined for officers and are weighted to reflect their respective functions, significance and contribution to FoxMeyer business goals. In making its decisions, the FoxMeyer Compensation Committee receives recommendations from FoxMeyer's Co-Chief Executive Officers and President on senior executives and then meets privately (without the presence of management, including FoxMeyer's Co-Chief Executive Officers in relation to their compensation) to determine compensation for FoxMeyer's Co-Chief Executive Officers. The FoxMeyer Compensation Committee's decisions are based on input from FoxMeyer's human resources department, and periodically from outside advisors, to maintain the desired level of competitiveness and congruence with long-term company performance.

     During the year, the Compensation Committee and the FoxMeyer Compensation Committee receive periodic updates on FoxMeyer's operating results and the progress made by FoxMeyer's executive officers towards performance targets relevant to FoxMeyer's incentive programs. Discussions of management contribution and performance are held periodically.

CO-CHIEF EXECUTIVE OFFICERS

     During Fiscal 1994, the registrant paid each of Messrs. Butler and Estrin, the registrant's Co-Chief Executive Officers, a base salary of $350,000. This base salary was approved by the Board of Directors in October 1991, based upon the recommendation of the Compensation Committee (which had consulted with an outside advisor). See "EMPLOYMENT AGREEMENTS" above. No salary increase was granted to the Co-Chief Executive Officers for Fiscal 1994. For Fiscal 1994, the Board of Directors of the registrant, based upon the recommendation of the Compensation Committee, awarded each Co-Chief Executive Officer a bonus of $175,000 for their management of the registrant and their involvement in a number of financing transactions by FoxMeyer and Ben Franklin during Fiscal 1994 that provided enhanced liquidity to these companies at lower cost; their work on the registrant's exchange offer in November 1993 in which the registrant exchanged approximately 6.8 million shares of Common Stock for a new series of $4.20 Cumulative Exchangeable Series A Preferred Stock; and their work in obtaining a $15 million revolving loan facility for the registrant.

     In determining the amount of the Co-Chief Executive Officers' bonuses for Fiscal 1994, the Compensation Committee took into consideration the aggregate compensation payable to them by the registrant, FoxMeyer and Ben Franklin relative to their performance on behalf of the registrant's stockholders and the fact that no increase in base salary had been authorized for either of them since Fiscal 1992.

     In Fiscal 1994, each Co-Chief Executive Officer received $275,000 from FoxMeyer for his services as Co-Chairman of the Board and Co-Chief Executive Officer of FoxMeyer. The Board of Directors of FoxMeyer (the "FoxMeyer Board") consisted of eight members in Fiscal 1994, including Messrs. Butler, Estrin, Fantle and Finfer (who were also directors of the registrant). Although Messrs. Butler and Estrin are members of the FoxMeyer Board and the FoxMeyer Compensation Committee, they do not participate in the determination of their annual compensation, bonuses and the grant of FoxMeyer options to them. The $275,000 annual payment to each of Messrs. Butler and Estrin was approved by the FoxMeyer Board (without the participation of Messrs. Butler and Estrin) in June 1991 based upon the substantial, but not full-time services they were expected to render to FoxMeyer as Co-Chairmen of the Board, including financial and strategic planning and supervisory and managerial services. When they assumed the additional offices of

Co-Chief Executive Officers of FoxMeyer in May 1993, there was no increase in the payments to Messrs. Butler and Estrin from FoxMeyer. For Fiscal 1994, the FoxMeyer Board, based upon the recommendation of the FoxMeyer Compensation Committee, awarded each Co-Chief Executive Officer a bonus of $137,500 for their contributions in the rebuilding and restructuring of FoxMeyer's operating businesses and financial structure, the completion of a number of FoxMeyer's financing transactions in Fiscal 1994 that have provided FoxMeyer with greater liquidity at lower cost, the improved profitability experienced by FoxMeyer in Fiscal Year 1994 and the preparation of FoxMeyer's three-year strategic plan.

     The board of directors of Ben Franklin (the "Ben Franklin Board") consisted of seven members in Fiscal 1994, including Messrs. Butler, Estrin, Fantle and Kingon (who were also directors of the registrant). Although Messrs. Butler and Estrin are members of the Ben Franklin Board, they do not participate in the determination of their annual fees, bonuses and the grant of Ben Franklin options to them. In May 1992, the Ben Franklin Board approved (without the participation of Messrs. Butler and Estrin) the payment of $84,000 per annum to each of them for serving as Co-Chairman of the Board of Ben Franklin in which capacity each of them would render substantially the same services as those rendered to FoxMeyer.

                                            SHELDON W. FANTLE (CHAIRMAN)
                                            PAUL M. FINFER
                                            ALFRED H. KINGON

     The foregoing report is not incorporated by reference in any prior or future filings of the registrant under the Securities Act of 1933, as amended (the "1933 Act"), or under the Securities Exchange Act of 1934, as amended (the "1934 Act"), unless the registrant specifically incorporates the report by reference, and the report shall not otherwise be deemed filed under such Acts.

                               PERFORMANCE GRAPH

     The following performance graph compares the performance of the Common Stock, the Standard & Poor's 500 Index and an index of peer companies selected by the registrant (the "Peer Group Index") for the registrant's last five fiscal years. The graph assumes that the value of the investment in the Common Stock and in each index was $100 on April 1, 1989, and that all dividends were reinvested.

     The registrant has two operating subsidiaries: FoxMeyer, in which the registrant owns approximately 80.5% of the outstanding shares and which contributed approximately 94% of the registrant's net sales in Fiscal 1994, and Ben Franklin, in which the registrant owns approximately 67% of the outstanding shares and which contributed approximately 6% of the registrant's net sales in Fiscal 1994. The Peer Group Index shown on the performance graph (which is weighted on the basis of market capitalization) consists of the registrant, FoxMeyer and Ben Franklin; the following companies which are engaged primarily in the wholesale drug distribution business: Bergen Brunswig Corporation, Bindley Western Industries, Inc., Cardinal Health, Inc., D&K Wholesale Drug, Inc., Krelitz Industries, Inc., McKesson Corporation, Moore Medical Corporation and Owens & Minor, Inc.; and the following companies which are engaged primarily in the sale of variety and crafts merchandise: Ambers Stores, Inc. and Michaels Stores, Inc.

      Measurement Period               The           S&P 500        Peer Group
    (Fiscal Year Covered)           Registrant        Index           Index
- - - ------------------------------   -------------   -------------   -------------
4/1/89                                  100.00          100.00          100.00
1990                                     94.93          119.27          106.14
1991                                     89.13          136.46          145.05
1992                                     77.54          151.53          146.44
1993                                     75.63          174.60          147.18
1994                                     93.08          177.17          181.76

     The foregoing graph is not incorporated in any prior or future filings of the registrant under the 1933 Act or the 1934 Act unless the registrant specifically incorporates the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of June 17, 1994 with respect to the beneficial ownership of Common Stock by (i) persons known to the registrant to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) all directors and nominees for election as directors of the registrant, (iii) each of the executive officers named in the Summary Compensation Table (which appears on page 63) and (iv) all directors and executive officers of the registrant as a group.

     The number of shares of Common Stock beneficially owned by each individual set forth below is determined under rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares which an individual presently, or within 60 days of June 29, 1994 (the date on which this report is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of Common Stock set forth in the following table.

                                                          NUMBER OF SHARES
                 NAME AND ADDRESS (1)                     OF COMMON STOCK         PERCENTAGE OF
                  OF BENEFICIAL OWNER                    BENEFICIALLY OWNED     OUTSTANDING SHARES
- - - -------------------------------------------------------  ------------------     ------------------
The Centaur Group......................................      3,777,000(2)              29.4%
c/o Centaur Partners IV
  17 Battery Place, Suite 709
  New York, New York 10004
Directors and Nominees for Directors
  (including those who are also Executive Officers):
  Abbey J. Butler......................................      4,217,000(2)(3)           31.8%
  Melvyn J. Estrin.....................................      4,217,000(2)(4)           31.8%
  Sheldon W. Fantle....................................         16,500(5)               (11)
  Paul M. Finfer.......................................         16,500(6)               (11)
  Alfred H. Kingon.....................................         16,500(7)               (11)
  William G. Tull......................................         19,500(8)               (11)
Executive Officers:
  Lawrence J. Pilon....................................         85,000(9)               (11)
  (through January 1994)
  Peter B. McKee.......................................            -0-(10)               --
  Edward L. Massman....................................            -0-                   --
  All Directors and Executive Officers as a Group (9
     persons)..........................................      4,726,000(12)(13)         34.3%(12)(13)

- - - ---------------

 (1) The business address of each of the persons listed above is c/o National Intergroup, Inc., 1220 Senlac Drive, Carrollton, Texas 75006.

 (2) The Centaur Group is comprised of Messrs. Butler and Estrin, Centaur Partners IV, a New York general partnership ("Centaur IV"), Estrin Abod Equities Limited Partnership, a Maryland limited partnership ("Estrin Abod"), and Butler Equities II, L.P., a Delaware limited partnership ("Butler Equities"). The general partners of Centaur IV are Estrin Abod and Butler Equities.

     Mr. Estrin owns 82.5% of the outstanding capital stock of Human Service Group, Inc., a Delaware corporation ("Human Service"). Human Service owns all of the capital stock of HSG Acquisition Co., a Delaware corporation ("HSG"). HSG and MJE, Inc., a Virginia corporation controlled by Mr. Estrin, are the general partners of Estrin Abod.

     Mr. Butler owns all of the outstanding capital stock of AB Acquisition Corp., a Delaware corporation ("AB Acquisition"). AB Acquisition is the sole general partner of Butler Equities.

     The Centaur Group in the aggregate holds 3,777,000 shares of Common Stock. These shares are held directly by the persons and entities described above as follows: Mr. Butler, none; Mr. Estrin, 392,375; Centaur IV, 1,000 shares; Estrin Abod, 1,495,625 shares; and Butler Equities, 1,888,000 shares. Pursuant to the terms of the Centaur IV partnership agreement, neither Estrin Abod nor Butler Equities may acquire or dispose of shares of Common Stock without the consent of Centaur IV. In addition, pursuant to the Centaur IV partnership agreement, Estrin Abod and Butler Equities must vote all shares of Common Stock owned by each such entity as directed by Centaur IV. Accordingly, Centaur IV, which directly holds 1,000 shares, may be deemed to share the power to direct the voting and disposition of the 1,495,625 and the 1,888,000 shares held by each of Estrin Abod and Butler Equities, respectively.

     Estrin Abod has designated Mr. Estrin and Butler Equities has designated Mr. Butler to act as a "Coordinating Person" pursuant to the Centaur IV partnership agreement. Messrs. Estrin and Butler, acting together, manage the affairs of Centaur IV and have the authority to make all decisions concerning Centaur IV's interest in the Common Stock.

     Estrin Abod disclaims beneficial ownership of the shares of Common Stock owned by Butler Equities and Butler Equities disclaims beneficial ownership of the shares of Common Stock owned by Estrin Abod and Mr. Estrin individually.

 (3) In addition to his beneficial ownership of Common Stock through The Centaur Group, Mr. Butler also holds an option to purchase 440,000 shares of Common Stock which is presently exercisable. This option expires on October 31, 1994. Mr. Butler also holds 86,948 shares of common stock of FoxMeyer Common Stock directly, 2,140.7 shares of FoxMeyer Common Stock through his participation in the FoxMeyer 401(k) Plan and options to purchase 135,000 shares of FoxMeyer Common Stock which are presently exercisable or exercisable within 60 days of the Due Date, which shares and options represent less than 1% of the outstanding FoxMeyer Common Stock. Mr. Butler also holds options to purchase 50,000 shares of Ben Franklin Common Stock which are presently exercisable or exercisable within 60 days of the Due Date, which options represent less than 1% of the outstanding Ben Franklin Common Stock.

 (4) In addition to his beneficial ownership of Common Stock through The Centaur Group, Mr. Estrin also holds an option to purchase 440,000 shares of Common Stock which is presently exercisable. This option expires on October 31, 1994. Mr. Estrin holds 421.4 shares of FoxMeyer Common Stock through his participation in the FoxMeyer 401(k) Plan, he is a co-trustee for two trusts which hold an aggregate of 20,000 shares of FoxMeyer Common Stock (the beneficial ownership of which he disclaims) and he holds options to purchase 135,000 shares of FoxMeyer Common Stock which are presently exercisable or exercisable within 60 days of the Due Date, which shares and options represent less than 1% of the outstanding FoxMeyer Common Stock. Mr. Estrin is also a co-trustee for two trusts which hold an aggregate of 10,000 shares of Ben Franklin Common Stock (the beneficial ownership of which he disclaims) and he holds options to purchase 50,000 shares of Ben Franklin Common Stock which are presently exercisable or exercisable within 60 days of the Due Date, which shares and options represent less than 1% of the outstanding Ben Franklin Common Stock.

 (5) Mr. Fantle holds options to purchase 16,500 shares of Common Stock which are presently exercisable or exercisable within 60 days of the Due Date. He also holds 1,000 shares of FoxMeyer Common Stock and options to purchase 16,500 shares of FoxMeyer Common Stock which are presently exercisable or exercisable within 60 days of the Due Date, which shares and options represent less than 1% of the outstanding FoxMeyer Common Stock.

 (6) Mr. Finfer holds options to purchase 16,500 shares of Common Stock which are presently exercisable or exercisable within 60 days of the Due Date. He also holds 400 shares of FoxMeyer Common Stock and options to purchase 16,500 shares of FoxMeyer Common Stock which are presently exercisable or exercisable within 60 days of the Due Date, which shares and options represent less than 1% of the outstanding FoxMeyer Common Stock.

 (7) Mr. Kingon holds options to purchase 16,500 shares of Common Stock which are presently exercisable or exercisable within 60 days of the Due Date.

 (8) Mr. Tull holds 3,000 shares of Common Stock and options to purchase 16,500 shares of Common Stock which are presently exercisable or exercisable within 60 days of the Due Date. Mr. Tull also holds 3,000 shares of FoxMeyer Common Stock, which shares represent less than 1% of the outstanding FoxMeyer Common Stock.

 (9) Mr. Pilon held options to purchase 85,000 shares of Common Stock which were all exercisable. After his resignation from the registrant, Mr. Pilon had the right to exercise his options for a period of 30 days after his last date of employment. All of Mr. Pilon's options have terminated.

(10) Mr. McKee shares beneficial ownership of 1,000 shares of FoxMeyer Common Stock with a minor child, which shares represent less than 1% of the outstanding FoxMeyer Common Stock.

(11) Indicates less than 1%.

(12) Includes 946,000 shares of Common Stock subject to options which are presently exercisable, or exercisable within 60 days of the Due Date, held by all directors and executive officers of the registrant (but excludes options formerly belonging to Mr. Pilon which terminated 30 days after his resignation from the registrant) as a group under the registrant's 1987 Restated Stock Option and Performance Award Plan and the options held by Mr. Butler and Mr. Estrin.

(13) Includes the 3,777,000 shares of Common Stock held by members of The Centaur Group, as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           TRANSACTIONS WITH FOXMEYER

     The Loan. In November 1992, the registrant and FoxMeyer completed a joint tender offer (the "Offer") for 3,300,000 shares (the "Shares") of FoxMeyer Common Stock at $13.50 per share, net in cash to the seller. Three million three hundred thousand Shares were purchased pursuant to the Offer, with the registrant and FoxMeyer each purchasing 1,650,000 Shares. As a result of the Offer, the registrant presently owns approximately 80.5% of the outstanding shares of FoxMeyer Common Stock.

     The funds to purchase the Shares were provided from borrowings under FoxMeyer's bank credit facility, which was amended on October 20, 1992 to permit the use of such borrowings to pay for the Shares in the Offer. Among other things, this amendment allowed FoxMeyer, pursuant to a Loan Agreement dated as of November 25, 1992, to lend the registrant up to $30,000,000 (the "Loan") to be used by the registrant to purchase its portion of the Shares pursuant to the Offer, to pay its portion of related fees and expenses and to provide additional funds for general corporate purposes and working capital requirements.

     Under the terms of the Loan, the registrant borrowed $22,300,000 to finance the registrant's portion of the Offer and to pay related fees and expenses. Additionally, the registrant may borrow up to an additional $7,700,000 for general purposes, working capital requirements and additional tender offer expenses. The entire principal amount of the Loan is due on December 16, 1996. Effective as of July 1, 1993, interest on the Loan was 9.09% per annum (which is equal to 2.0% over the interest rate that FoxMeyer pays on its Senior Notes due April 15, 2005 (the "Senior Notes")). If the Senior Notes are no longer outstanding, interest on the Loan will be adjusted each calendar quarter to equal the sum of 2.0% plus the annual interest rate in effect on the first day of each such calendar quarter under the loan having the longest-term maturity date under FoxMeyer's then existing credit facilities. The Loan is secured by a pledge by the registrant of 4,500,000 shares of FoxMeyer Common Stock.

     Tax Sharing Agreement. Pursuant to the Offer, the registrant increased its ownership of FoxMeyer Common Stock to more than 80% of the outstanding shares. As a result, FoxMeyer and the registrant are able to consolidate for federal income tax purposes. As members of the registrant's consolidated tax group (the "NII Consolidated Group"), FoxMeyer and each of its subsidiaries file a consolidated federal income tax return with the registrant. As members of the NII Consolidated Group, FoxMeyer and each of its subsidiaries are severally liable for all federal income tax liabilities of every member of the NII Consolidated Group for years during which FoxMeyer and its subsidiaries are members of such group. The registrant and FoxMeyer have entered into a Tax Sharing Agreement, dated as of November 25, 1992 (the "Tax Sharing Agreement"), which relates to the payment of taxes and certain related matters effective for periods following the closing of the Offer. During the term of the Tax Sharing Agreement, FoxMeyer will be obligated to pay to the registrant an amount equal to those federal income taxes FoxMeyer would have incurred if, subject to the exceptions described below, FoxMeyer (on behalf of itself and its subsidiaries) had filed a separate federal income tax return. If a Potential Default or Event of Default (as defined in FoxMeyer's bank credit facility or replacement thereof) occurs or is reasonably likely to occur thereunder or if, in general, net income of FoxMeyer and its subsidiaries was not positive for the preceding year, the amount of the payments made by FoxMeyer under the Tax Sharing Agreement may not exceed the amount of the federal income taxes actually payable by the registrant until such time as such Potential Default or Event of Default is cured, or net income is positive, at which time any amounts otherwise payable under the Tax Sharing Agreement will be paid. Further, under the Tax Sharing Agreement, the registrant will compensate FoxMeyer to the extent a tax attribute of FoxMeyer is used to reduce the amount of federal income taxes that otherwise would have been paid by the registrant. Any tax attributes for which FoxMeyer is so compensated will not be available to FoxMeyer to reduce amounts owing to the registrant under the Tax Sharing Agreement. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local taxes. In Fiscal 1994, FoxMeyer paid the registrant $7,664,362 pursuant to the Tax Sharing Agreement.

     Management Agreement. The registrant and FoxMeyer are parties to a management agreement pursuant to which certain management and administrative personnel of FoxMeyer perform certain functions for the registrant, including general management, financial, legal, information, public and investor relation and administrative services. Effective January 1, 1992, the registrant has paid a quarterly fee of $175,000 to FoxMeyer for providing such services. The management fee is intended to approximate the personnel and overhead costs to FoxMeyer of providing such services and is subject to increase or decrease in the event of a change of circumstances that materially affects the quantity of services provided by FoxMeyer to the registrant or the cost to FoxMeyer of providing such services.

                               OTHER TRANSACTIONS

     The Registrant. National Intergroup Realty Corporation ("NIRC") and National Intergroup Realty Development, Inc. ("NIRD") are wholly-owned subsidiaries of the registrant engaged in the activity of buying, holding, operating and disposing of real estate assets put up for bid by the Resolution Trust Corporation and other financial institutions.

     The business activities of NIRC and NIRD are typically conducted through joint ventures (the "Joint Ventures") in which NIRC or NIRD holds a 50% general partner's interest. In general, the terms of the partnership agreements governing the Joint Ventures provide for either NIRC or NIRD to receive a preferred return on its investment (ranging from 12% to 18%) until its investment is returned in full and 50% of all subsequent distributions. The managing general partner of each of the Joint Ventures is an affiliate of The Bernstein Companies, a real estate development firm based in Washington, D.C.

     Melvyn J. Estrin, who is the Co-Chairman of the Board and the Co-Chief Executive Officer of the registrant, is a director of NIRC and NIRD. Wilma E. Bernstein, who is Mr. Estrin's sister, and Stuart A. Bernstein, who is Mr. Estrin's brother-in-law, are owners of The Bernstein Companies.

     In Fiscal 1994 and 1993, NIRC and NIRD invested an aggregate of $8,566,777 in the Joint Ventures. As of March 31, 1994, NIRC and NIRD had recouped $3,969,440 of their investment in the Joint Ventures.

     In Fiscal 1994, NIRC purchased for $2,000,000 a $2,800,000 note secured by real property from Chemical Bank. The borrower on the note is RCHLP Limited Partnership, the sole general partner of which is Z Investors, Inc. (formerly Bernstein Investments, Inc.), a corporation which is owned solely by Stuart Bernstein. Mr. Bernstein is also a guarantor of the note. Wilma Bernstein has purchased a $800,000 participation in the note from NIRC, thereby reducing NIRC's investment in the note to $1,200,000.

     Ben Franklin. LBD Crafts, Inc., the sole stockholder of which is Lorin B. DiBenedetto, owns and operates a Ben Franklin Crafts franchised store in Commack, Long Island, New York, which opened in Fiscal 1994. Ms. DiBenedetto is the daughter of Abbey J. Butler, who is the registrant's Co-Chairman of the Board and Co-Chief Executive Officer and Ben Franklin's Co-Chairman of the Board. LBD Crafts has purchased store fixtures and store merchandise from Ben Franklin for a total of approximately $930,000 in Fiscal 1994.

As a franchisee, LBD Crafts is required to pay royalties to Ben Franklin Crafts based on the customary royalty rate of 2.5% of net store revenues. LBD Crafts also contributes 0.5% of net store revenues into a national advertising fund administered by Ben Franklin Crafts.

     Other. The registrant and its subsidiaries maintain deposit accounts at FWB Bank of Maryland, the holding company of which is FWB Bancorporation. Melvyn J. Estrin, the registrant's Co-Chairman of the Board and Co-Chief Executive Officer, is a director and a member of the Executive Committee of FWB Bancorporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

         Reference is made to the listing on page 78 of all financial statements filed as part of this report.

     (2) Financial Statement Schedules

         Reference is made to the listing on page 78 of all financial statement schedules filed as part of this report.

     (3) Exhibits

         Reference is made to the Exhibit Index beginning on page 86 for a list of all exhibits filed as part of this report.

     (b) Reports on Form 8-K

         During the three months ended March 31, 1994, the registrant filed the following Current Reports on Form 8-K:

          (1) Form 8-K dated March 1, 1994, announcing the proposed business combination in which a wholly-owned subsidiary of the registrant would merge with and into FoxMeyer and pursuant to which merger FoxMeyer would become a wholly-owned subsidiary of the registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL INTERGROUP, INC.

                                            By    /s/  EDWARD L. MASSMAN
                                                      Edward L. Massman
                                                         Controller
June 22, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        PRINCIPAL EXECUTIVE OFFICERS:

            /s/  ABBEY J. BUTLER               Co-Chairman of the Board and       June 22, 1994
                 Abbey J. Butler                 Co-Chief Executive Officer

            /s/  MELVYN J. ESTRIN              Co-Chairman of the Board and       June 22, 1994
                 Melvyn J. Estrin                Co-Chief Executive Officer

             /s/  PETER B. McKEE               Vice President and Chief           June 22, 1994
                  Peter B. McKee                 Financial Officer (Principal
                                                 Financial Officer)

          /s/  EDWARD L. MASSMAN               Controller (Principal              June 22, 1994
               Edward L. Massman                 Accounting Officer)

            ADDITIONAL DIRECTORS:

          /s/  SHELDON W. FANTLE               Director                           June 22, 1994
               Sheldon W. Fantle

            /s/  PAUL M. FINFER                Director                           June 22, 1994
                 Paul M. Finfer

           /s/  ALFRED H. KINGON               Director                           June 22, 1994
                Alfred H. Kingon

            /s/  WILLIAM G. TULL               Director                           June 22, 1994
                 William G. Tull

ITEM 14(A) (1) AND (2) AND ITEM 14(D)

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the registrant and its subsidiaries are included in Item 14(a):

                                                                               PAGE NO. IN
                                                                                FORM 10-K
                                                                               -----------
    Independent Auditors' Report.............................................       34
    Consolidated Statements of Operations -- For the Three Years Ended
      March 31, 1994.........................................................       35
    Consolidated Balance Sheets -- March 31, 1994 and 1993...................       36
    Consolidated Statements of Stockholders' Equity -- For the Three Years
      Ended March 31, 1994...................................................       37
    Consolidated Statements of Cash Flows -- For the Three Years Ended
      March 31, 1994.........................................................       38
    Notes to Consolidated Financial Statements -- For the Three Years Ended
      March 31, 1994.........................................................       39

     The following financial statement schedules of National Intergroup, Inc. and subsidiaries are included in Item 14(d):

                                                                               PAGE NO. IN
                                                                                FORM 10-K
                                                                               -----------
    Schedule III -- Condensed Financial Information of Registrant............       79
    Schedule VIII -- Valuation and Qualifying Accounts.......................       83
    Independent Auditors' Consent............................................       85

     Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NATIONAL INTERGROUP, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS



                                                                               MARCH 31,
                                                                         ---------------------
                                    ASSETS                                 1994         1993
                                                                         --------     --------
                                                                             (THOUSANDS OF
                                                                                DOLLARS)
Current assets
  Cash and short-term investments......................................  $ 17,195     $  6,678
  Current deferred tax asset, net of valuation allowance...............     2,104        2,104
  Other current assets.................................................     1,927       46,392
                                                                         --------     --------
          Total current assets.........................................    21,226       55,174
Intercompany receivables from subsidiaries.............................    24,987       10,793
Investments in subsidiaries and affiliates.............................   358,261      344,214
Investment in National Steel Corporation...............................    29,261       51,277
Deferred tax asset, net of valuation allowance.........................    28,960       18,034
Other assets...........................................................       322        2,223
                                                                         --------     --------
          Total assets.................................................  $463,017     $481,715
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................................  $    661     $    479
  Accrued and other liabilities........................................     7,754       12,295
                                                                         --------     --------
          Total current liabilities....................................     8,415       12,774
Note payable to FoxMeyer Corporation...................................    28,325       26,825
Reserves and other liabilities.........................................    36,689       31,423
Redeemable preferred stock.............................................   164,833       50,599
Stockholders' equity
  Common stock.........................................................   119,979      119,942
  Capital in excess of par value.......................................   207,281      207,204
  Retained earnings....................................................    99,007      120,456
                                                                         --------     --------
                                                                          426,267      447,602
  Less: cost of common stock held in treasury..........................   201,512       87,508
                                                                         --------     --------
          Total stockholders' equity...................................   224,755      360,094
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $463,017     $481,715
                                                                         ========     ========

                  See notes to condensed financial statements.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NATIONAL INTERGROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED MARCH 31,
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------    --------    --------
                                                                    (THOUSANDS OF DOLLARS)
Operating costs
  Administrative and general expenses........................  $ 10,701    $  8,684    $  9,675
  Unusual items..............................................        --          --      11,475
  Other expense (income).....................................        --         (55)     (6,408)
                                                               --------    --------    --------
          Operating loss.....................................    10,701       8,629      14,742
Financing costs
  Interest income............................................       235         389       2,409
  Intercompany interest income (expense).....................    (2,412)       (613)        413
  Interest expense...........................................     1,644       1,452      13,308
                                                               --------    --------    --------
          Financing costs, net...............................     3,821       1,676      10,486
                                                               --------    --------    --------
Loss from continuing operations before income tax benefit,
  equity in income of subsidiaries and affiliates, National
  Steel Corporation and extraordinary item...................   (14,522)    (10,305)    (25,228)
Income tax benefit...........................................    18,273      23,204          --
                                                               --------    --------    --------
Income (loss) from continuing operations before equity in
  income of subsidiaries and affiliates, National Steel
  Corporation and extraordinary item.........................     3,751      12,899     (25,228)
Equity in income of subsidiaries and affiliates..............    20,456       2,824      28,356
National Steel Corporation
  Loss on common stock investment............................    (2,350)    (22,385)         --
  Net preferred dividend income..............................     7,655       7,265       7,543
                                                               --------    --------    --------
Income from continuing operations before extraordinary
  item.......................................................    29,512         603      10,671
Discontinued operations
  Gain on disposal of discontinued operations................        --          --      25,569
                                                               --------    --------    --------
Income before extraordinary item.............................    29,512         603      36,240
Extraordinary item...........................................        --          --      (5,837)
                                                               --------    --------    --------
Net income...................................................  $ 29,512    $    603    $ 30,403
                                                               ========    ========    ========

                  See notes to condensed financial statements.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NATIONAL INTERGROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                                1994        1993        1992
                                                              --------    --------    ---------
                                                                    (THOUSANDS OF DOLLARS)
Cash flows from operating activities:
Net income..................................................  $ 29,512    $    603    $  30,403
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Loss on common stock of National Steel Corporation........     2,350      22,385           --
  Net preferred dividend income from National Steel
     Corporation............................................    (7,655)     (7,265)      (7,543)
  Equity in income of subsidiaries and affiliates...........   (20,456)     (2,824)     (28,356)
  Extraordinary loss on extinguishment of debt..............        --          --        5,837
  Unusual items.............................................        --          --       11,475
  Deferred tax benefit......................................   (10,034)    (23,204)          --
  Gain on discontinued operations, net of tax...............        --          --      (25,569)
  Gain on sale of marketable securities.....................        --          --       (3,266)
Cash provided (used) by working capital items:
  Receivables and other current assets......................      (658)      2,004          962
  Accounts payable and accrued liabilities..................     2,541       1,317      (12,901)
Net intercompany activity with subsidiaries.................   (14,253)        662       (9,889)
Funds transferred to National Steel Corporation for
  potential environmental liabilities.......................   (10,000)         --           --
Other.......................................................    (2,400)      1,768       (2,912)
                                                              --------    --------    ---------
Net cash provided (used) by operating activities............   (31,053)     (4,554)     (41,759)
                                                              --------    --------    ---------
Cash flows from investing activities:
  Proceeds from the sale of operations......................        --       7,850       69,650
  Investments in subsidiaries and affiliates................      (179)    (23,288)          --
  Sale of marketable securities.............................    44,672          --       63,243
  Dividends received from subsidiaries and affiliates.......     6,353       6,001      111,286
  Other.....................................................       446          --          290
                                                              --------    --------    ---------
Net cash provided (used) by investing activities............    51,292      (9,437)     244,469
                                                              --------    --------    ---------
Cash flows from financing activities:
  Dividends paid............................................    (5,060)     (5,462)      (5,500)
  Mandatory redemption of preferred stock...................    (4,399)     (4,412)          --
  Redemption of preferred share purchase rights.............        --      (1,024)          --
  Note payable to FoxMeyer Corporation......................     1,500      26,825           --
  Loan origination fees.....................................      (512)         --           --
  Borrowings under revolving credit facilities..............    25,700          --           --
  Repayments under revolving credit facilities..............   (25,700)         --           --
  Repurchase of 11.2% subordinated notes....................        --          --     (164,303)
  Repurchase of treasury stock..............................    (1,251)    (11,254)     (19,521)
  Cost of issuing subsidiary stock to public................        --          --       (1,540)
  Other debt repayments.....................................        --          --       (5,284)
                                                              --------    --------    ---------
Net cash provided (used) by financing activities............    (9,722)      4,673     (196,148)
                                                              --------    --------    ---------
Net increase (decrease) in cash and short-term
  investments...............................................    10,517      (9,318)       6,562
Cash and short-term investments, beginning of year..........     6,678      15,996        9,434
                                                              --------    --------    ---------
Cash and short-term investments, end of year................  $ 17,195    $  6,678    $  15,996
                                                              ========    ========    =========

                  See notes to condensed financial statements.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NATIONAL INTERGROUP, INC. (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in liquid time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost. National Intergroup, Inc. (the "Parent Company") had $3.0 million of cash and short-term investments at March 31, 1994 that were restricted as to availability, primarily as collateral for a lease.

DEFERRED TAX ASSET: The Parent Company's current and noncurrent deferred tax assets consist almost entirely of tax net operating loss carryforwards and reserves which were not deductible for federal income tax purposes when accrued. The valuation allowances netted against the deferred tax assets at March 31, 1994 and 1993 were $75.8 million and $83.4 million, respectively.

INTERCOMPANY RECEIVABLES AND NOTE PAYABLE TO FOXMEYER CORPORATION: The intercompany receivables between the Parent Company and its subsidiaries are not evidenced by notes and do not bear interest. The note payable to FoxMeyer Corporation is evidenced by a note, bears interest at 2% above the subsidiary's long-term borrowing rate, and contains certain covenants. These covenants prevent the Parent Company from borrowing any additional funds which are senior to this note, allows the Parent Company to issue $25.0 million of debt that ranks pari passu with the note and does not limit the Parent Company from issuing subordinated or non-recourse debt. The note also restricts the payment of cash dividends on the Parent Company's common stock and on the Series A Preferred Stock (see Note J to Consolidated Financial Statements). The Parent Company pledged 4.5 million shares of FoxMeyer Corporation's common stock as collateral for the note.

RECLASSIFICATIONS: Certain wholly-owned subsidiaries of the Parent Company were merged into the Parent Company during fiscal 1994 and accounted for as a pooling of interests. Accordingly, the accompanying condensed financial statements have been restated to include the accounts and operations of these subsidiaries for all periods prior to the merger.

NOTE B -- DIVIDENDS RECEIVED

     Dividends received in cash from subsidiaries and affiliates for each of the three years ended March 31, 1994 were as follows (in thousands of dollars):

                                                                  1994     1993      1992
                                                                 ------   ------   --------
    FoxMeyer Corporation.......................................  $6,353   $6,001   $106,036
    Ben Franklin Retail Stores, Inc............................      --       --      5,250
                                                                 ------   ------   --------
                                                                 $6,353   $6,001   $111,286
                                                                 ======   ======   ========

NOTE C -- TAX SHARING PAYMENTS

     Under tax sharing agreements with its subsidiaries, the Parent Company received the following payments for each of the three years ended March 31, 1994 (in thousands of dollars):

                                                                  1994     1993      1992
                                                                 ------   ------   --------
    FoxMeyer Corporation.......................................  $7,664   $3,753   $     --
    Ben Franklin Retail Stores, Inc............................      --      114         --
                                                                 ------   ------   --------
                                                                 $7,664   $3,867   $     --
                                                                 ======   ======   ========

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                     COL A                           COL B                 COL C                     COL D            COL E
- - - ------------------------------------------------  ----------    ----------------------------      ------------      ----------
                                                                          ADDITIONS
                                                                ----------------------------
                                                  BALANCE AT    CHARGED TO      CHARGED TO                          BALANCE AT
                                                  BEGINNING     COSTS AND     OTHER ACCOUNTS      DEDUCTIONS --       END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES      -- DESCRIBE          DESCRIBE          PERIOD
- - - ------------------------------------------------  ----------    ----------    --------------      ------------      ----------
                                                     YEAR ENDED MARCH 31, 1994
                                                      (THOUSANDS OF DOLLARS)
RESERVES DEDUCTED FROM ASSETS
  Allowances for possible losses on trade notes
     and accounts receivable....................   $ 18,841      $  1,757        $     --           $  5,465(3)      $ 15,133
  Allowance for possible loss on pre-bankruptcy
     receivable from Phar-Mor, Inc..............     40,000            --              --                 --           40,000
  Reserve for inventory shrinkage...............      3,058         1,816              --                738(1)         4,136
RESERVES SHOWN ELSEWHERE
  Long-term reserves for facility sales,
     shutdowns and discontinued operations......     21,823           628           2,023(7)           1,836(5)        22,638
                                                     YEAR ENDED MARCH 31, 1993
                                                      (THOUSANDS OF DOLLARS)
RESERVES DEDUCTED FROM ASSETS
  Allowances for possible losses on trade notes
     and accounts receivable....................   $ 14,833      $  6,866        $  4,336(6)        $  7,194(3)      $ 18,841
  Allowance for possible loss on pre-bankruptcy
     receivable from Phar-Mor, Inc..............         --        40,000              --                 --           40,000
  Reserve for inventory shrinkage...............      3,076         1,890           1,037(6)           2,945(1)         3,058
RESERVES SHOWN ELSEWHERE
  Long-term reserves for facility sales,
     shutdowns and discontinued operations......     27,252           504              --              5,933(5)        21,823
                                                     YEAR ENDED MARCH 31, 1992
                                                      (THOUSANDS OF DOLLARS)
RESERVES DEDUCTED FROM ASSETS
  Allowances for possible losses on trade notes
     and accounts receivable....................   $ 12,774      $  7,826        $  1,781(2)        $  7,548(3)      $ 14,833
  Reserve for inventory shrinkage...............      1,059         2,888              --                871(1)         3,076
RESERVES SHOWN ELSEWHERE
  Long-term reserves for facility sales,
     shutdowns and discontinued operations......     16,695           654          22,354(4)          12,451(5)        27,252

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES
                    FOR THE THREE YEARS ENDED MARCH 31, 1994

Note 1  -- Consists principally of inventory writeoffs and sales.
Note 2  -- Reconsolidation of Ben Franklin Retail Stores, Inc.'s allowance for doubtful accounts.
Note 3  -- Principally relates to doubtful accounts which have been written off and the reversal of reserves for doubtful accounts.
Note 4  -- Includes $19.1 million of reserves associated with, and retained subsequent to, the sale of The Permian Corporation and other businesses. Amounts were reclassified from "Net realizable value of assets held for disposition". Remainder principally relates to the reconsolidation of Ben Franklin Retail Stores, Inc.
Note 5  -- Principally cash disbursements related to these reserves.
Note 6  -- Principally relates to reserves recorded under the purchase method of accounting for the Harris Wholesale Company acquisition.
Note 7  -- Reclassified from short-term liabilities.

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statements No. 2-56083, 2-91622, 2-95028, 33-16919, 33-27060 and 33-27719 on Form S-8, No.
33-2289 and 33-37531 on Form S-3 and No. 2-45941 on Form S-16 of National Intergroup, Inc. of our report dated May 11, 1994, appearing in this Annual Report on Form 10-K of National Intergroup, Inc. for the year ended March 31, 1994.

DELOITTE & TOUCHE
Dallas, Texas
June 27, 1994

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                 DESCRIPTION                                  PAGE
- - - ---------- ----------------------------------------------------------------------- -----------
    3-A    -- Restated Certificate of Incorporation of the registrant and all subsequent amendments thereto. (Filed as Exhibit 3-A to the registrant's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1993 and incorporated herein by reference.)
    3-B    -- Certificate of Resolution relating to the registrant's $5 Cumulative
              Convertible Preferred Stock. (Filed as Exhibit 4-B to the
              registrant's Registration Statement on Form 8-B (File No. 1-8549) and
              incorporated herein by reference.)
    3-C    -- Certificate of Designations, Rights and Preferences relating to the registrant's $4.20 Cumulative Exchangeable Series A Preferred Stock.
              (Filed as Exhibit 9(c)(1) to the registrant's Schedule 13E-4 Issuer
              Tender Offer Statement dated October 6, 1993 and incorporated herein by reference.)
    3-D    -- By-laws of the registrant. (Filed as Exhibit 3-A to the registrant's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1991 and incorporated herein by reference.)
   10-A    -- National Intergroup, Inc. 1993 Stock Option and Performance Award
              Plan.*
   10-B    -- National Intergroup, Inc. Director's Retirement Plan dated December
              1, 1983. (Filed as Exhibit 10-A to the registrant's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)
   10-C    -- FoxMeyer Corporation Employees' Savings and Profit Sharing Program.
              (Filed as Exhibit 10-D to FoxMeyer Corporation's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)
   10-D    -- FoxMeyer Corporation Fiscal Year 1994 Executive Incentive
              Compensation Plan. (Filed as Exhibit 10-E to FoxMeyer Corporation's
              Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)
   10-E    -- FoxMeyer Corporation Long-Term Incentive Plan. (Filed as Exhibit 10-F
              to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)
   10-F    -- FoxMeyer Corporation Amended and Restated Supplemental Savings Plan.
              (Filed as Exhibit 10-G to FoxMeyer Corporation's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)
   10-G    -- FoxMeyer Drug Company Amended and Restated Special Severance Plan.
              (Filed as Exhibit 10-L to FoxMeyer Corporation's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)
   10-H    -- Loan Agreement, dated as of January 13, 1994, among the registrant and Banque Paribas, as Agent, and the Banks named therein. (Filed as
              Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)
   10-I    -- Tax Sharing Agreement, dated as of November 25, 1992, between
              FoxMeyer Corporation and the registrant. (Filed as Exhibit 28(a) to
              FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                 DESCRIPTION                                  PAGE
- - - ---------- ----------------------------------------------------------------------- -----------
   10-J    -- Amendment dated April 21, 1993 to the Tax Sharing Agreement, dated as of November 25, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit 10-M to FoxMeyer Corporation's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)
   10-K    -- Loan Agreement, dated as of November 25, 1992, between FoxMeyer
              Corporation and the registrant. (Filed as Exhibit 28(b) to FoxMeyer
              Corporation's Quarterly Report on Form 10-Q for the quarter ended
              December 31, 1992 and incorporated herein by reference.)
   10-L    -- Amendment dated April 21, 1993 to the Loan Agreement, dated as of
              November 25, 1992, between FoxMeyer Corporation and the registrant.
              (Filed as Exhibit 10-O to FoxMeyer Corporation's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)
   10-M    -- Amendment dated September 30, 1993 to the Loan Agreement, dated as of
              November 25, 1992, between FoxMeyer Corporation and the registrant.
              (Filed as Exhibit 10-R to FoxMeyer Corporation's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)
   10-N    -- Amendment dated December 17, 1993 to the Loan Agreement, dated as of
              November 25, 1992, between FoxMeyer Corporation and the registrant.
              (Filed as Exhibit 10-S to FoxMeyer Corporation's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)
   10-O    -- Stock Purchase Pledge Agreement, dated as of November 25, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit
              28(c) to FoxMeyer Corporation's Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1992 and incorporated herein by reference.)
   10-P    -- Working Capital Pledge Agreement, dated as of November 25, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit
              28(d) to FoxMeyer Corporation's Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1992 and incorporated herein by reference.)
   10-Q    -- Amended and Restated Management Agreement, dated as of January 1,
              1992, between FoxMeyer Corporation and the registrant. (Filed as
              Exhibit 10-A to FoxMeyer Corporation's Annual Report on Form 10-K for
              the fiscal year ended March 31, 1992 and incorporated herein by reference.)
   10-R    -- Stock Purchase and Recapitalization Agreement, dated as of June 26,
              1990, among the registrant, NII Capital Corporation, NKK Corporation,
              NKK U.S.A. Corporation and National Steel Corporation. (Filed as
              Exhibit 10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)
   10-S    -- Amendment to Stock Purchase and Recapitalization Agreement, dated as of July 31, 1991, among the registrant, NII Capital Corporation, NKK
              Corporation, NKK U.S.A. Corporation and National Steel Corporation.
              (Filed as Exhibit 2-F to National Steel Corporation's Annual Report
              on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)
   10-T    -- Put Agreement, dated as of June 26, 1990, among NII Capital
              Corporation, NKK U.S.A. Corporation and National Steel Corporation.
              (Filed as Exhibit 10-AQ to the registrant's Annual Report on Form
              10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                 DESCRIPTION                                  PAGE
- - - ---------- ----------------------------------------------------------------------- -----------
   10-U    -- Amended and Restated Weirton Liabilities Agreement, dated as of June
              26, 1990, among the registrant, NII Capital Corporation and National
              Steel Corporation. (Filed as Exhibit 10-AQ to the registrant's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)
   10-V    -- Amendment to Amended and Restated Weirton Liabilities Agreement,
              dated as of July 31, 1991, between the registrant, NII Capital
              Corporation and National Steel Corporation. (Filed as Exhibit 10-H to
              National Steel Corporation's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1991 and incorporated herein by reference.)
   10-W    -- Agreement, dated as of February 3, 1993, among the registrant, NII
              Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and
              National Steel Corporation. (Filed as Exhibit 10.30 to National Steel
              Corporation's Registration Statement on Form S-1 (File No. 33-57952)
              and incorporated herein by reference.)
   10-X    -- Amended and Restated Loan Agreement, dated as of April 29, 1993, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise
              Coordinator Services Corporation, Harris Wholesale Company, the
              Lenders and Issuer named therein, Citicorp USA, Inc., as
              Administrative Agent for the Lenders, and NationsBank of Texas, N.A.,
              and Banque Paribas, as Co-Agents for the Lenders. (Filed as Exhibit
              10-J to FoxMeyer Corporation's Annual Report on Form 10-K for the
              fiscal year ended March 31, 1993 and incorporated herein by reference.)
   10-Y    -- First Amendment to Amended and Restated Loan Agreement, dated as of
              October 18, 1993, by and among FoxMeyer Corporation, FoxMeyer Drug
              Company, Merchandise Coordinator Services Corporation, Harris
              Wholesale Company, the Lenders and Issuer named therein, Citicorp
              USA, Inc., as Administrative Agent for the Lenders, and NationsBank
              of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders.
              (Filed as Exhibit 10-B to FoxMeyer Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.)
   10-Z    -- Credit Agreement dated as of August 30, 1993 among FoxMeyer
              Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services
              Corporation and Harris Wholesale Company, various financial institutions named therein and Continental Bank, N.A., individually and as Agent. (Filed as Exhibit 10-C to FoxMeyer Corporation's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1993 and incorporated herein by reference.)
   10-AA   -- First Amendment to Credit Agreement dated as of October 18, 1993 among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise
              Coordinator Services Corporation and Harris Wholesale Company,
              various financial institutions named therein and Continental Bank,
              N.A., individually and as Agent. (Filed as Exhibit 10-C to FoxMeyer
              Corporation's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1993 and incorporated herein by reference.)
   10-AB   -- Form of Note Agreement, dated as of April 15, 1993, between FoxMeyer
              Corporation and each Purchaser that is a party thereto, relating to
              $198,000,000 of FoxMeyer Corporation's 7.09% Senior Notes Due April
              15, 2005. (Filed as Exhibit 4-A to FoxMeyer Corporation's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                 DESCRIPTION                                  PAGE
- - - ---------- ----------------------------------------------------------------------- -----------
   10-AC   -- Trade Receivables Purchase and Sale Agreements dated as of October
              29, 1993 among FoxMeyer Corporation and, as applicable, Enterprise
              Funding Corporation, Corporate Asset Funding Company, Inc., Citibank,
              N.A., Citicorp North America, Inc., individually and as agent, and
              NationsBank of North Carolina, N.A., individually and as co-agent.
              (Filed as Exhibit 10-A to FoxMeyer Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.)
   10-AD   -- Indenture for Ben Franklin Retail Stores, Inc. 7.5% Convertible
              Subordinated Notes due June 1, 2003. (Filed as an Exhibit to Ben
              Franklin Retail Stores, Inc.'s Registration Statement on Form S-1
              File No. 33-62632, and incorporated herein by reference.)
   10-AE   -- Amended and Restated Loan Agreement between Ben Franklin Retail
              Stores, Inc. and subsidiaries and LaSalle National Bank dated June
              22, 1994. (Filed as Exhibit 10.36 to Ben Franklin Retail Stores,
              Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31,
              1994 and incorporated herein by reference.)
   10-AF   -- Employment Agreement, dated as of October 24, 1991, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-W to the
              registrant's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1992 and incorporated herein by reference.)
   10-AG   -- Employment Agreement, dated as of October 24, 1991, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-X to the
              registrant's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1992 and incorporated herein by reference.)
   10-AH   -- Employment Agreement, dated as of January 15, 1994, between FoxMeyer
              Corporation and Peter B. McKee. (Filed as Exhibit 10-X to FoxMeyer
              Corporation's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1994 and incorporated herein by reference.)
   11      -- Statement Re: Computation of per share earnings.*
   21      -- Subsidiaries of the registrant.*
   23      -- Consent of Independent Auditors is included in the List of Financial
              Statements and Financial Statement Schedules.

- - - ---------------

*Filed herewith