Form 10-Q
period 1994-06-30
NATIONAL INTERGROUP INC
filed 1994-08-11
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 ( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

 (   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



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


         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No       .
                                                -----       -----

Number of shares of Common Stock outstanding as of August 9, 1994:   12,882,403

                         PART 1. FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


          National Intergroup, Inc. and Subsidiaries                                    (In thousands, except per share amounts)
          ------------------------------------------                                    ----------------------------------------
                                                                                             Three months ended June 30,
                                                                                         ----------------------------------
                                                                                               1994                 1993
                                                                                         -------------       --------------
          NET SALES                                                                        $ 1,256,930          $ 1,286,694
          COSTS AND EXPENSES
            Cost of goods sold                                                               1,175,550            1,207,809
            Selling, general and administrative expenses                                        66,573               69,573
            Depreciation and amortization                                                        6,343                5,291
                                                                                           -----------          -----------
                                                                                                 8,464                4,021
          Other income                                                                           2,558                1,117
                                                                                           -----------          -----------
          OPERATING INCOME                                                                      11,022                5,138

          FINANCING COSTS
            Interest expense                                                                     7,003                5,671
            Interest income                                                                      1,901                  451
                                                                                           -----------          -----------
          Financing costs, net                                                                   5,102                5,220
                                                                                           -----------          -----------
          INCOME (LOSS) BEFORE NATIONAL STEEL CORPORATION, INCOME TAX
            BENEFIT AND MINORITY INTEREST                                                        5,920                  (82)

          NATIONAL STEEL CORPORATION
            Net preferred income                                                                 1,370                4,255
                                                                                           -----------          -----------
          INCOME BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST                                 7,290                4,173

          Income tax benefit                                                                       148                1,855
                                                                                           -----------          -----------
          INCOME BEFORE MINORITY INTEREST                                                        7,438                6,028

          Minority interest in results of operations of consolidated subsidiaries                2,210                  771
                                                                                           -----------          -----------
          NET INCOME                                                                             5,228                5,257
          Preferred stock dividends                                                              4,701                1,265
                                                                                           -----------          -----------
          NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                     $       527          $     3,992
                                                                                           -----------          -----------

          NET INCOME PER SHARE                                                             $      0.04          $      0.20
                                                                                           -----------          -----------
          AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           12,997               19,697
                                                                                           ===========          ===========




          See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


             National Intergroup, Inc. and Subsidiaries                                    (In thousands of dollars)
             ------------------------------------------                                 ---------------------------------
                                                                                        June 30, 1994      March 31, 1994
                                                                                        -------------      --------------
                                                                                         (Unaudited)
             ASSETS
             CURRENT ASSETS
               Cash and short-term investments                                         $     67,929        $     60,987
               Receivables - net                                                            299,751             286,707
               Inventories                                                                  631,479             624,574
               Other current assets                                                          37,102              37,299
                                                                                       ------------        ------------
             TOTAL CURRENT ASSETS                                                         1,036,261           1,009,567

             INVESTMENT IN NATIONAL STEEL CORPORATION                                        30,615              29,261

             PROPERTY, PLANT AND EQUIPMENT                                                  210,338             204,504
               Less: allowances for depreciation and amortization                            75,268              71,060
                                                                                       ------------        ------------
                                                                                            135,070             133,444
             OTHER ASSETS
               Goodwill - net                                                               226,473             228,141
               Intangible assets - net                                                       20,446              12,786
               Pre-bankruptcy receivable from Phar-Mor, Inc.                                 28,758              28,758
               Deferred tax asset, net of valuation allowance                                47,342              47,342
               Miscellaneous assets                                                          36,730              36,171
                                                                                       ------------        ------------
                                                                                            359,749             353,198
                                                                                       ------------        ------------
             TOTAL ASSETS                                                              $  1,561,695        $  1,525,470
                                                                                       ============        ============




             See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


               National Intergroup, Inc. and Subsidiaries                               (In thousands of dollars)
               ------------------------------------------                            ----------------------------------
                                                                                     June 30, 1994       March 31, 1994
                                                                                     -------------       --------------
                                                                                       (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY
               CURRENT LIABILITIES
                 Accounts payable                                                     $    594,195        $   532,170
                 Accrued liabilities                                                        57,136             68,770
                 Income taxes                                                               31,218             31,451
                 Long-term debt due within one year                                          1,998              2,158
                                                                                      ------------        -----------
               TOTAL CURRENT LIABILITIES                                                   684,547            634,549

               LONG-TERM DEBT                                                              293,757            310,920

               RESERVES AND OTHER LIABILITIES                                               79,027             81,082

               MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                              110,920            109,331

               REDEEMABLE PREFERRED STOCK                                                  168,379            164,833

               STOCKHOLDERS' EQUITY
                 Common stock, $5.00 par value; authorized 50,000,000 shares;
                    24,092,744 shares issued at June 30, 1994 and 23,995,744
                    shares at March 31, 1994                                               120,464            119,979
                 Capital in excess of par value                                            208,239            207,281
                 Minimum pension liability                                                 (73,797)           (73,797)
                 Net unrealized holding gain (loss) on marketable securities                   448               (225)
                 Retained earnings                                                         173,556            173,029
                                                                                       -----------        -----------
                                                                                           428,910            426,267
               Less: common stock in treasury - 11,255,941 shares at
                  June 30, 1994 and 11,125,441 shares at March 31, 1994                    203,845            201,512
                                                                                       -----------        -----------
               TOTAL STOCKHOLDERS' EQUITY                                                  225,065            224,755
                                                                                       -----------        -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,561,695        $ 1,525,470
                                                                                       ===========        ===========





               See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


National Intergroup, Inc. and Subsidiaries                                     (In thousands of dollars)
- ------------------------------------------                                     ---------------------------
                                                                               Three months ended June 30,
                                                                               ---------------------------
                                                                                  1994             1993
                                                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $    5,228       $    5,257
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:
  Minority interest in results of operations of consolidated subsidiaries           2,210              771
  Depreciation and amortization                                                     6,343            5,291
  Net preferred income from National Steel Corporation                             (1,370)          (4,255)
  Gain on sale of investments                                                      (3,375)               -
  Deferred tax provision (benefit)                                                    155           (1,619)
  Provision for losses on accounts receivable                                         916            1,020
  Cash provided (used) by working capital items, net of acquisition:
    Receivables                                                                    (8,479)         (27,106)
    Inventories                                                                    (6,905)         (34,515)
    Other assets                                                                   (2,618)          (3,181)
    Accounts payable and accrued liabilities                                       44,131           46,306
  Other                                                                            (1,702)             636
                                                                               ----------       ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   34,534          (11,395)
                                                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                        (6,459)          (6,267)
  Proceeds from the sale of property, plant and equipment                           1,166               64
  Prepayment on long-term commitment                                                    -           (5,004)
  Acquisition, net of cash acquired                                                (7,922)               -
  Proceeds from the sale of investments                                            10,533              411
  Other investments                                                                (4,855)          (1,053)
                                                                               ----------       ----------
NET CASH USED BY INVESTING ACTIVITIES                                              (7,537)         (11,849)
                                                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan                                                            -         (125,000)
  Borrowings under revolving credit facilities                                    363,151          341,000
  Repayments under revolving credit facilities                                   (379,771)        (401,900)
  Proceeds from issuance of long-term debt                                          6,900          222,250
  Loan origination fees                                                                 -           (2,199)
  Repurchase of common stock                                                       (2,333)               -
  Other debt repayments                                                            (7,597)            (238)
  Dividends paid to minority interests                                               (693)            (386)
  Dividends paid on redeemable preferred stock                                     (1,155)          (1,265)
  Other financing activities                                                        1,443               31
                                                                               ----------       ----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                  (20,055)          32,293
                                                                               ----------       ----------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                     6,942            9,049
  Cash and short-term investments, beginning of period                             60,987           54,504
                                                                               ----------       ----------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                 $   67,929       $   63,553
                                                                               ==========       ==========





See notes to condensed consolidated financial statements.

                   NATIONAL INTERGROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of National Intergroup, Inc. and its subsidiaries (the "Corporation"), including FoxMeyer Corporation ("FoxMeyer"), an 80.5%-owned subsidiary, and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.2%-owned subsidiary.

The accompanying condensed consolidated balance sheet of the Corporation as of June 30, 1994, and the condensed consolidated statements of income and cash flows for the three months ended June 30, 1994 and 1993, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1994 is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1994, which should be read in conjunction with this quarterly report.

NOTE 2 - NET INCOME PER SHARE

Net income per share of common stock is based on net income after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary net income per share.

NOTE 3 - INVESTMENTS

The Corporation s investments in marketable equity securities, included in "Other current assets," have been classified as available for sale. The carrying value and gross unrealized gains and losses are as follows (in thousands of dollars):

                                              June 30, 1994       March 31, 1994
                                              -------------       --------------
             Carrying value                     $  15,414             $ 15,969
             Unrealized gains                         544                  348
             Unrealized losses                        133                  683


For the three months ended June 30, 1994, the change in net unrealized holding gains (losses) was a $.7 million gain. Proceeds of $4.5 million were received during the three months ended June 30, 1994 from the sale of marketable securities resulting in gross realized gains of $0.1 million. The cost of securities sold was determined using the average cost method.

NOTE 4 - LONG-TERM DEBT

On June 22, 1994, Ben Franklin entered into a new $15.0 million revolving credit facility (the "Ben Franklin Facility") which expires in August 1995. The Ben Franklin Facility replaced a similar $15.0 million facility that would have expired in August 1994. The Ben Franklin Facility is unsecured and bears interest at the prime rate or at Libor plus 2%. The Ben Franklin Facility requires that there be no borrowed funds outstanding thereunder for at least 30 consecutive days each year. Additional covenants prohibit the payment of dividends and require the maintenance of a minimum tangible net worth.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):

                                                          Three months ended June 30,
                                                          ---------------------------
                                                             1994             1993
                                                          ---------         ---------
 Interest paid                                             $ 10,022          $ 2,248
 Income taxes paid                                              508              162
 Noncash transactions:
     Payment of dividends in kind on preferred stock          3,230
     Sale of property in exchange for note                    1,000


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Corporation has retained responsibility for certain potential environmental liabilities attributable to former operating units and as a result is subject to federal, state or local environmental laws, rules and regulations. The laws generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Corporation and its subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

The Corporation's reserves for potential environmental assessments or remediation activities, penalties or fines that may be imposed for non-compliance with such laws or regulations have not changed materially since March 31, 1994. The Corporation's estimates of these costs are based on currently available facts, existing technologies, presently enacted laws and regulations and the professional judgment of consultants and counsel.

The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional costs and expenses it may incur for such environmental liabilities. While management of the Corporation does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment.

In January 1994, the Corporation deposited $10.0 million with National Steel Corporation ("NSC") to cover potential environmental claims for which the Corporation had previously indemnified NSC. The indemnification relates to environmental claims that may arise from the operations of NSC prior to the August 1984 sale of a 50% common stock interest in NSC to NKK Corporation. As of June 30, 1994, no deposited funds had been expended.

The Corporation continues to monitor the Phar-Mor, Inc. ("Phar-Mor") bankruptcy proceedings closely and to work with Phar-Mor through the Unsecured Creditors' Committee as Phar-Mor attempts to reorganize and emerge from bankruptcy. The Corporation believes the $40.0 million allowance for possible loss it recorded in December 1992 remains a reasonable estimate of its probable loss; however, there could be future developments, and additional information could become available, that may indicate that the estimated loss should be adjusted. The Corporation believes that future adjustments to the allowance recorded to date, if any, would not have a material adverse effect on the Corporation's financial condition. However, should such adjustments be necessary, the amounts could be material to the results of operations for the period or periods in which they are reported.

There are various pending claims and lawsuits arising in the normal conduct of the Corporation s business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE 7 -  PROPOSED MERGER OF THE CORPORATION WITH FOXMEYER

On July 1, 1994, the Corporation and FoxMeyer announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") under which FoxMeyer would become a wholly-owned subsidiary of the Corporation. Pursuant to the terms of the Merger Agreement, the public stockholders of FoxMeyer other than the Corporation would receive 0.9 shares of the Corporation's common stock (the "Exchange Ratio") for each share of FoxMeyer's common stock in a tax-free reorganization.

The Exchange Ratio is subject to upward adjustment so that FoxMeyer's stockholders would receive the Corporation's common stock with a value of no less than $14.40 per share in exchange for each share of FoxMeyer's common stock, based upon the average closing price on the New York Stock Exchange of the Corporation's common stock during a 20-day trading period preceding the stockholders' meeting (the "Average Price"). The Corporation has the right to terminate the Merger Agreement if the Average Price is less than $14.40 per share.

The Merger Agreement has been approved by the boards of directors of both the Corporation and FoxMeyer. Consummation of the transaction is contingent on satisfying certain conditions including (i) the approval of the transaction by a majority of the outstanding shares of common stock of FoxMeyer (which is assured as the Corporation, which owns 80.5% of FoxMeyer's common stock, has agreed to vote all its shares in favor of the merger); (ii) approval of the transaction by a majority of the Corporation's shares of common stock voting on the merger; and (iii) the effectiveness of a registration statement filed with the Securities and Exchange Commission with respect to shares of common stock of the Corporation that would be issued pursuant to the merger.

In connection with the merger, FoxMeyer and the Corporation entered into a memorandum of understanding with counsel to plaintiffs settling certain Delaware stockholder litigation that had been brought following the March 1994 announcement of a prior proposal to acquire the shares of common stock held by public stockholders of FoxMeyer.

NOTE 8 - ACQUISITIONS AND INVESTMENTS

As of April 1, 1994, FoxMeyer acquired all the outstanding stock of Scrip Card Enterprises, Inc. ("Scrip Card") for $10.0 million. Based on Scrip Card meeting certain revenue targets during each of the three years ending March 31,1997, an additional $6.0 million may be paid to the former stockholders of Scrip Card. Scrip Card is engaged in prescription benefit management services for small to medium-sized businesses. The transaction was accounted for by the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Scrip Card in amounts equal to their fair market values. Approximately $8.1 million of the purchase price was assigned to the customer lists acquired in the transaction. The allocation of the purchase price is subject to change based on evidence of fair value still to be obtained. The results of operations of Scrip Card have been included in the consolidated financial statements of the Corporation since its acquisition. The unaudited pro forma combined results of operations of the Corporation and Scrip Card for the first quarter of fiscal 1994 are not presented as such amounts are not materially different from those previously reported.

On June 28, 1994, FoxMeyer completed a merger of its wholly-owned subsidiary, FoxMeyer Canada Inc. ("FoxMeyer Canada"), with Evans Health Group Limited ("Evans"). As a result of the merger and the simultaneous exercise of options for 2,000,000 shares of Evans common stock, which options FoxMeyer had previously acquired, FoxMeyer's ownership interest in FoxMeyer Canada was reduced to 46.3%. FoxMeyer Canada provides health care and pharmacy services in Canada. FoxMeyer's investment in FoxMeyer Canada at June 30, 1994 was $2.2 million. FoxMeyer has additional options to acquire up to 8,000,000 more shares of FoxMeyer Canada common stock at prices ranging from (in Canadian dollars) $1.50 to $3.00.

                  NATIONAL INTERGROUP, INC.  AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Intergroup, Inc. and its subsidiaries (the "Corporation") reported net income of $5.2 million for the three months ended June 30, 1994, compared to $5.3 million for the three months ended June 30, 1993. Net income applicable to common stockholders was $.04 per share for the current quarter versus $.20 per share for the same quarter in the prior fiscal year. Amounts applicable to common stockholders were significantly affected by the November 1993 exchange offer whereby approximately 6.8 million shares of the Corporation's common stock were exchanged for 3.4 million shares of a new series of preferred stock. While the average number of shares outstanding decreased from 19.7 million at June 30, 1993 to 13.0 million at June 30, 1994, the preferred stock dividends increased from $1.3 million to $4.7 million.

The Corporation conducts its business principally through two operating units, FoxMeyer Corporation ("FoxMeyer"), an 80.5%-owned subsidiary, and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.2%-owned subsidiary. FoxMeyer is engaged primarily in the distribution of a full line of pharmaceutical and health and beauty aids to independent drug stores, hospitals, alternate care facilities and chain stores. FoxMeyer also provides various managed care, benefit management and information-based services. Ben Franklin is engaged in the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to those stores.

On July 1, 1994, the Corporation and FoxMeyer announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") under which FoxMeyer would become a wholly-owned subsidiary of the Corporation. Pursuant to the terms of the Merger Agreement, the public stockholders of FoxMeyer other than the Corporation would receive 0.9 shares of the Corporation's common stock (the "Exchange Ratio") for each share of FoxMeyer's common stock in a tax-free reorganization.

The Exchange Ratio is subject to upward adjustment so that FoxMeyer's stockholders would receive the Corporation's common stock with a value of no less than $14.40 per share in exchange for each share of FoxMeyer's common stock, based upon the average closing price on the New York Stock Exchange of the Corporation's common stock during a 20-day trading period preceding the stockholders' meeting (the "Average Price"). The Corporation has the right to terminate the Merger Agreement if the Average Price is less than $14.40 per share.

The Merger Agreement has been approved by the boards of directors of both FoxMeyer and the Corporation. Consummation of the transaction is contingent on satisfying certain conditions including (i) the approval of the transaction by a majority of the outstanding shares of common stock of FoxMeyer (which is assured as the Corporation, which already owns 80.5% of FoxMeyer's common stock, has agreed to vote all its shares in favor of the merger); (ii) approval of the transaction by a majority of the Corporation's shares of common stock voting on the merger; and (iii) the effectiveness of a registration statement filed with the Securities and Exchange Commission with respect to shares of common stock of the Corporation that would be issued pursuant to the merger.

In connection with the merger, the Corporation and FoxMeyer entered into a memorandum of understanding with counsel to plaintiffs settling certain Delaware stockholder litigation that had been brought following the March 1994 announcement of a prior proposal to acquire the shares of common stock held by public stockholders of FoxMeyer.

FOXMEYER

Operating income of FoxMeyer increased to $10.4 million for the three months ended June 30, 1994 from $8.8 million for the three months ended June 30, 1993. While sales decreased approximately 2.3% to $1.2 billion for the three months ended June 30, 1994, as compared to the three months ended June 30, 1993, both gross profit and operating income increased and operating expenses declined when compared to the prior year. In addition, each of such amounts improved over the prior year when measured as a percentage of sales. These results reflect the effect of initiatives put in place during the prior fiscal year that include the realignment of distribution centers, reductions in workforce, outsourcing of certain services, implementation of warehouse automation and quality programs, and centralization of certain administrative functions.

In April 1994, FoxMeyer acquired Scrip Card Enterprises, Inc. ("Scrip Card"), a Utah company engaged in prescription benefit management services to small and medium-sized businesses. The addition of Scrip Card should enhance FoxMeyer's present prescription benefit management programs.

In June 1994, FoxMeyer entered the Canadian health care market through a merger of its wholly-owned subsidiary FoxMeyer Canada Inc. ("FoxMeyer Canada") with Evans Health Group Limited. Subsequent to the merger, FoxMeyer owned 46.3% of FoxMeyer Canada. FoxMeyer Canada provides health care, pharmacy and benefit management services in Canada.

In July 1994, FoxMeyer announced that it had signed an agreement with the University Hospital Consortium ("UHC") for an initial three-year term with two one-year renewal options. UHC represents an alliance of 67 academic medical centers. When the contract becomes fully effective in February 1995, FoxMeyer will serve as the primary supplier to UHC members that participate in UHC's pharmacy purchasing program. Management anticipates that the UHC contract will generate $4 to $5 billion in additional prescription drug sales over the five-year period. FoxMeyer intends to open seven new warehouses in California, Arizona, Utah, Washington, Tennessee, and Pennsylvania to service the UHC contract.

BEN FRANKLIN

The operating loss for the three months ended June 30, 1994 was $0.8 million compared to a loss of $1.3 million during the three months ended June 30, 1993. These results reflect an improvement in Ben Franklin's wholesale business as a result of a shift in sales mix to higher margin items and the timing of seasonal promotions. Ben Franklin has historically had a seasonal loss in the first fiscal quarter of each year. Sales were $75.1 million for the three months ended June 30, 1994, or approximately 2.2% less than in the prior year, reflecting the effects of a net decrease of 45 franchisee-owned stores and an increase of six company-owned craft superstores over the twelve months since June 30, 1993.

                             RESULTS OF OPERATIONS

The following table identifies the net sales, gross profit and operating income
(loss) components attributable to the Corporation's two principal operating units, FoxMeyer and Ben Franklin, and certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company"), which includes the Corporation's real estate limited partnership activities (in million of dollars):

                                         Three months ended June 30,
                                     ----------------------------------
                                        1994                     1993
                                     ---------                ---------
 NET SALES
     FoxMeyer                        $ 1,181.8                $ 1,209.9
     Ben Franklin                         75.1                     76.8
                                     ---------                ---------
                                     $ 1,256.9                $ 1,286.7
                                     ---------                ---------

 GROSS PROFIT
     FoxMeyer                        $    67.6                $    66.6
     Ben Franklin                         13.8                     12.3
                                     ---------                ---------
                                     $    81.4                $    78.9
                                     ---------                ---------

 OPERATING INCOME (LOSS)
     FoxMeyer                        $    10.4                $     8.8
     Ben Franklin                         (0.8)                    (1.3)
     Holding company                       1.4                     (2.4)
                                     ---------                ---------
                                     $    11.0                $     5.1
                                     ---------                ---------


THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE MONTHS ENDED JUNE 30, 1993

FOXMEYER

Net sales decreased 2.3% or $28.1 million to $1,181.8 million for the three months ended June 30, 1994, as compared to $1,209.9 million for the three months ended June 30, 1993. Net sales by customer group did not change significantly between periods. While chain store sales decreased $25.2 million, sales to hospitals and alternate care facilities increased $14.5 million.

Gross margin for the first quarter of fiscal 1995 was 5.7% versus 5.5% for the first quarter of fiscal 1994. Gross margin for warehouse operations remained at the same level as in the prior year. Price competition in the industry and the decline in inventory investment buying opportunities continue to put pressure on gross margin. In an attempt to offset these margin pressures, FoxMeyer continues to place emphasis on private label, generic product and every day low pricing programs, as well as sales of higher margin product lines. The 0.2% increase in gross margin was principally due to better results in FoxMeyer's managed care operations.

Operating expenses and other income (expense) remained at 4.8% of net sales for the three months ended June 30, 1994, as compared to the three months ended June 30, 1993. Continued cost containment and reduction programs reduced overall expenses as a percentage of net sales. These benefits were offset by higher expenses related to the expansion of complementary business programs, such as managed care benefit programs and specialty business markets, and by $1.6 million of fees incurred in the current quarter associated with FoxMeyer's accounts receivable financing program initiated in October 1993.

Operating income increased $1.6 million to $10.4 million for the three months ended June 30, 1994, compared to $8.8 million for the three months ended June 30, 1993. As a percentage of net sales, operating income increased 0.2%, which was the result of the increase in gross margin described above.

BEN FRANKLIN

Net sales decreased $1.7 million during the first quarter of fiscal 1995 as compared to the same quarter of the prior fiscal year due primarily to a decrease of $3.0 million in wholesale sales that was partially offset by an increase of $1.0 million in retail sales at company-owned stores. The decrease in wholesale sales reflects a net decrease of 45 franchisee-owned stores over the twelve months since June 30, 1993 and a difficult retail sales environment. Retail sales at company-owned crafts superstores increased as a result of an increase in the number of stores opened from 10 at June 30, 1993 to 16 at June 30, 1994. Royalty fees increased $0.3 million when compared to the prior year quarter.

Gross profit increased $1.5 million for the three months ended June 30, 1994 over the three months ended June 30, 1993. Gross margin increased 2.4% over the same period. Gross profit and gross margin increased for wholesale sales primarily due to a shift in sales mix to higher margin items and the timing of seasonal promotions. Gross profit and gross margin decreased at company-owned crafts superstores despite an increase in sales volume. The decline reflects a greater number of markdowns on goods than in the prior year.

Operating expenses increased $1.0 million to $14.6 million for the three months ended June 30, 1994. As a percentage of sales, operating expenses increased 1.8%. Approximately $0.5 million of the increase was attributable to company-owned crafts superstores reflecting the increase in the number of stores from 10 to 16. The remainder of the increase was in warehouse operations.

The operating loss decreased $0.5 million from a loss of $1.3 million for the three months ended June 30, 1993, to a loss of $0.8 million for the three months ended June 30, 1994. The decrease in the operating loss was the result of an increase in gross profit, which was partially offset by an increase in operating expenses as explained above.

THE HOLDING COMPANY

The Holding Company's operating results improved from a loss of $2.4 million for the three months ended June 30, 1993 to income of $1.4 million for the three months ended June 30, 1994. The improved results were attributable to the recognition of an aggregate $3.6 million gain on the sale of properties and other transactions completed by the Corporation's real estate limited partnerships.

NET FINANCING COSTS

Net financing costs decreased $0.1 million to $5.1 million for the three months ended June 30, 1994, as compared to $5.2 million for the three months ended June 30, 1993. Interest income increased $1.4 million principally as a result of the income on notes receivable held by the real estate limited partnerships. Interest expense increased $1.3 million. Average daily borrowings increased $42.1 million to approximately $319.6 million for the three months ended June 30, 1994, as compared to the three months ended June 30, 1993. The increase in average daily borrowings was principally the result of the issuance by Ben Franklin of $25.0 million in convertible subordinated notes in June 1993 and the incurrence of non-recourse debt by the real estate limited partnerships. The average interest rate incurred on the debt also rose approximately 0.59% in the current quarter as compared to the prior year quarter. The increase reflects the overall increase in rates since June 1993 on FoxMeyer's revolving debt and the full effect of higher rates paid on other long-term debt assumed or issued during the last twelve months by subsidiaries of the Corporation.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation ("NSC") was $1.4 million for the three months ended June 30, 1994, compared to $4.3 million for the three months ended June 30, 1993. The decrease was primarily the result of the gain recognized on the redemption of 10,000 shares of the NSC preferred stock owned by the Corporation in May 1993.

INCOME TAXES

The current year and prior year income tax benefits were primarily the result of the reduction in the deferred tax asset valuation allowance. Realization, and therefore recognition, of such deferred tax asset was determined to be more likely than not based on current estimates.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The increase in the minority interest was principally attributable to improved results for each of FoxMeyer, Ben Franklin and the real estate limited partnerships for the three months ended June 30, 1994, as compared to the three months ended June 30, 1993.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $4.7 million for the three months ended June 30, 1994, compared to $1.3 million for the three months ended June 30, 1993.
During November 1993, the Corporation exchanged approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock. The additional dividends represent the dividends declared on the new series of preferred stock and the accretion of discount recorded on this series of preferred stock.


                        LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Corporation's liquidity based on its major business segments. Since both FoxMeyer and Ben Franklin are publicly traded and their debt agreements restrict the funds that may be transferred to the Holding Company, each of the business segments must, for the most part, fund it own operations and capital needs with only dividend payments and tax sharing payments, where applicable, being transferred to the Holding Company. While the merger with FoxMeyer, contemplated in the Merger Agreement, will make FoxMeyer a wholly-owned subsidiary, the FoxMeyer debt agreements will still limit the ability of FoxMeyer to transfer funds to the Holding Company. The following is a discussion of the liquidity and capital resources of each business.

FOXMEYER

Net cash provided by operations (which includes working capital components) was $45.9 million for the three months ended June 30, 1994. An increase in accounts payable and accrued liabilities balances at June 30, 1994, as compared to March 31, 1994, of $41.9 million accounted for most of the increase in funds. Inventory and accounts receivable used $9.5 million of funds. The increases in accounts payable and inventory balances were in line with historical purchasing patterns.

Cash used in investing activities was $12.9 million. Approximately $7.9 million was used to purchase Scrip Card, net of cash acquired. The exercise of options on Evans common stock required $1.1 million in cash during the current quarter. In addition, the net increase in property and equipment required $3.9 million in funds. FoxMeyer intends to spend approximately $40.0 million on purchases of property and equipment during the remainder of the fiscal year.

Cash used by financing activities was $22.0 million. Borrowings under FoxMeyer's credit facilities were reduced by $19.7 million during the quarter. In addition, a dividend of $2.0 million was declared and paid in the current quarter.

As of June 30, 1994, FoxMeyer had borrowed $35.0 million under its $250.0 million of revolving credit facilities. Restrictions imposed by the revolving credit facilities require that on the last day of any fiscal quarter, FoxMeyer's total indebtedness to capitalization ratio, as defined in the facilities, may not exceed 0.5 to 1.0. Under the requirements of this covenant, FoxMeyer could have borrowed an additional $88.1 million at June 30, 1994. The average and maximum amounts borrowed during the three months ended June 30, 1994 under the revolving credit facilities were $57.5 million and $106.7 million, respectively.

FoxMeyer expects that cash flow from operations and continued maintenance of its working capital facilities will provide adequate cash to fund seasonal increases in inventories and receivables. As a result of the UHC contract and the additional seven warehouses that will be opened to service that business, as well as continuing investments in managed care businesses, it may be necessary for FoxMeyer to expand existing lines of credit or seek alternative financing. FoxMeyer believes that, if required, alternative financing can be obtained at reasonable rates.

BEN FRANKLIN

Net cash used in operating activities (which includes working capital components) was $5.7 million for the three months ended June 30, 1994. The cash was used to primarily fund seasonal increases in inventories, accounts receivable and other current assets that were only partially funded by the increase in accounts payable.

Net cash provided by investing activities was $0.6 million. Net sales of short-term investments resulted in cash provided of $1.2 million.
Approximately $0.6 million was used to purchase property, plant and equipment. Ben Franklin expects to spend an additional $5.1 million during the remainder of the fiscal year on capital improvements related to the opening of new company-owned crafts superstores, distribution center improvements and management information systems.

Financing activities provided $2.9 million in funds. Borrowings under its revolving credit facility for the three months ended June 30, 1994 were $3.1 million. The average and maximum amounts borrowed under the revolving credit facility during the three months ended June 30, 1994 were $3.8 million and $8.4 million, respectively.

On June 22, 1994, Ben Franklin entered into a new $15 million revolving credit facility (the "Ben Franklin Facility") which expires in August 1995. The Ben Franklin Facility replaced a similar $15 million facility that would have expired in August 1994. The Ben Franklin Facility is unsecured and bears interest at the prime rate or at Libor plus 2%. The Ben Franklin Facility requires that there be no borrowed funds outstanding thereunder for at least 30 consecutive days each year. Additional covenants prohibit the payment of dividends and require the maintenance of a minimum tangible net worth.

Ben Franklin's management believes that cash on hand, cash generated by operations, borrowings under its revolving credit facility, credit from its vendors and customer financing programs will be sufficient to fund working capital needs and to fund capital expenditures during the remainder of the fiscal year.

HOLDING COMPANY

At June 30, 1994, the Holding Company had unrestricted cash and short-term investments of approximately $12.2 million. In addition, the Holding Company had $13.8 million available under a revolving credit facility (the "Credit Facility") and $1.7 million available under a loan agreement with FoxMeyer (the "NII Loan"). The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, dividend payments on the Corporation's redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain.

The Credit Facility and the NII Loan are secured by shares of common stock of FoxMeyer and restrict the payment of cash dividends on the Corporation's common stock and its Series A preferred stock. No funds were borrowed under the Credit Facility during the quarter ended June 30, 1994. At June 30, 1994, $28.3 million in borrowings were outstanding under the NII Loan.

The Holding Company will rely on cash on hand, dividends received on shares of FoxMeyer common stock, payments from FoxMeyer under its tax sharing agreement, funds available under the Credit Facility and the NII Loan to meet the cash funding obligations described above.

OTHER MATTERS

The Corporation continues to monitor the Phar-Mor, Inc. ("Phar-Mor") bankruptcy proceedings closely. The Corporation believes the $40 million allowance for possible loss recorded in December 1992 remains a reasonable estimate of its probable loss. The Corporation believes any future adjustments to this amount, if they should be necessary, may be material to the net income for the period or periods in which they are reported, but the adjustments, if any, would not have a material effect on the Corporation's financial condition.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         FoxMeyer Corporation

         FoxMeyer is a defendant in several civil actions filed in late 1993 by independent retail drug stores in the U.S. District Court for the Southern District of New York. By order of the Judicial Panel on Multidistrict Litigation dated February 4, 1994, all related actions pending in the various federal courts were consolidated and coordinated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. FoxMeyer was not named as a defendant in any other of the pending actions. On March 9, 1994, a Consolidated and Amended Class Action Complaint titled In re Brand Name Prescription Drugs Antitrust Litigation (the "Amended Complaint") was filed consolidating all pending class actions, including those in which FoxMeyer was a named defendant. The Amended Complaint alleges, on behalf of a purported class of retail pharmacies, that the pharmaceutical manufacturers and drug wholesalers conspired to fix the prices of prescription drugs sold to retail drug stores. Plaintiffs seek remedies in the form of injunctive relief, unquantified monetary damages (trebled as provided by law), and attorneys fees and costs. FoxMeyer believes it has meritorious defenses to the allegations asserted against it and intends to vigorously defend itself in this litigation.

         Prior Matters

         With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, the following additional information is provided:

         After the announcement by the Corporation and FoxMeyer, on March 1, 1994, of the Corporation's proposal of a merger pursuant to which the Corporation would acquire the shares of common stock of FoxMeyer not already owned by the Corporation, the following nine stockholder suits were filed in the Court of Chancery of the State of Delaware: (1) Freeberg v. Butler, et al; (2) Croyden Associates v. Butler, et al.;
         (3) Bogen v. Butler et al.; (4) Beech Hill Partners, L.P. v. Butler et al; (5) Miller v. Butler et al.; (6) Margulies v. FoxMeyer et al.; (7) R.S. Harmon & Co. v. National Intergroup, et al; (8) Hojnoski v. FoxMeyer et al.; and (9) Doris Oppenheim, et al. v. FoxMeyer Corporation, et al.

         In connection with the execution of the Merger Agreement, the Corporation and FoxMeyer have entered into a Memorandum of Understanding with counsel to the plaintiffs settling these nine cases.

         National Steel Corporation ("NSC"), Earth Sciences, Inc. ("ESI") and Southwire Company ("Southwire") were the original general partners in the Alumet Partnership ("Alumet"). In 1983, NSC assigned its partnership interest in Alumet to the Corporation. The Environmental Protection Agency (the "EPA") issued a Special Notice Letter on May 11, 1994 to Alumet alleging that Alumet is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for cleanup of the Lowry Landfill Superfund Site and demanding payment of the EPA's past and future response costs.

         On July 6, 1994, Alumet was served with a complaint filed in the U.S. District Court for the District of Colorado by the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. against multiple companies, including Alumet, the Corporation, NSC and Southwire. The complaint has not yet been served on the Corporation. The complaint alleges that Alumet, the Corporation, NSC and Southwire are liable under CERCLA for the costs of cleaning up the Lowry Landfill.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10-A   -  Second Amendment to Amended and Restated Loan Agreement,
                       dated as of June 20, 1994, by and among FoxMeyer
                       Corporation, FoxMeyer Drug Company, Merchandise
                       Coordinator Services Corporation, Harris Wholesale
                       Company, the Lenders and Issuer named therein, CitiCorp
                       U.S.A., Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as
                       Co-Agents for the Lenders.  (Filed as Exhibit 10-A to
                       FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.)

             11    -   Computation of earnings per common share

         (b) Reports on Form 8-K

             The registrant filed the following report on Form 8-K during the three months ended June 30, 1994:

             Current Report on Form 8-K dated June 30, 1994 relating to the Agreement and Plan of Merger among the Corporation, FoxMeyer Acquisition Corp. and FoxMeyer Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   NATIONAL INTERGROUP, INC.


                                               By: /s/ EDWARD L. MASSMAN
                                                   Edward L. Massman
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)



Date:  August 11, 1994

                               INDEX TO EXHIBITS

            Exhibit
             Number                                               Exhibits
             ------                                               --------
              10-A  -  Second Amendment to Amended and Restated Loan Agreement, dated as of June 20, 1994, by and among FoxMeyer
                       Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company,
                       the Lenders and Issuer named therein, CitiCorp U.S.A., Inc., as Administrative Agent for the Lenders, and
                       NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders.  (Filed as Exhibit 10-A to
                       FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.)

                11 -   Computation of earnings per common share