Form 10-Q
period 1994-09-30
FOXMEYER HEALTH CORP
filed 1994-11-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 1-8549

                         FOXMEYER HEALTH CORPORATION
      -----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)





                DELAWARE                                     25-1425889
- ------------------------------------------------       -----------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)


   1220 Senlac Drive, Carrollton, Texas                        75006
- ------------------------------------------------       -----------------------
 (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code          214-446-4800
                                                       -----------------------


                          NATIONAL INTERGROUP, INC.
      -----------------------------------------------------------------
        (Former Name or Former Address, if Changed Since Last Report)


         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No     .
                                               ---     ---

Number of shares of Common Stock outstanding as of November 10, 1994:
17,091,015

                         PART 1. FINANCIAL INFORMATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


FoxMeyer Health Corporation and Subsidiaries                               (In Thousands, Except Per Share Amounts)
- --------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                 -----------------------------------
                                                                                         1994              1993
- --------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $1,250,427       $1,371,142
Costs and expenses
   Cost of goods sold (exclusive of depreciation shown separately below)                1,164,485        1,282,663
   Selling, general and administrative expenses                                            64,738           68,821
   Depreciation and amortization                                                            6,442            5,471
- --------------------------------------------------------------------------------------------------------------------
                                                                                           14,762           14,187
Other income (expense)                                                                       (695)           1,257
- --------------------------------------------------------------------------------------------------------------------
Operating income                                                                           14,067           15,444

Financing costs
   Interest income                                                                            957              510
   Interest expense                                                                         6,402            7,186
- --------------------------------------------------------------------------------------------------------------------
Financing costs, net                                                                        5,445            6,676
- --------------------------------------------------------------------------------------------------------------------
Income before National Steel Corporation, income tax provision and
  minority interest                                                                         8,622            8,768

National Steel Corporation
  Net preferred dividend income                                                             1,364            1,136
  Unrealized loss on common stock investment                                                    -           (6,800)
- --------------------------------------------------------------------------------------------------------------------
                                                                                            1,364           (5,664)
- --------------------------------------------------------------------------------------------------------------------
Income before income tax provision and minority interest                                    9,986            3,104

Income tax provision                                                                        1,644            1,342
- --------------------------------------------------------------------------------------------------------------------
Income before minority interest                                                             8,342            1,762

Minority interest in net income of consolidated subsidiaries                                1,672            1,616
- --------------------------------------------------------------------------------------------------------------------
Net income                                                                                  6,670              146
Preferred stock dividends                                                                   4,794            1,265
- --------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stockholders                                    $    1,876       $   (1,119)
- --------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                                            $     0.14       $    (0.06)
====================================================================================================================
Average number of shares outstanding                                                       12,950           19,702
====================================================================================================================

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


FoxMeyer Health Corporation and Subsidiaries                               (In Thousands, Except Per Share Amounts)
- --------------------------------------------------------------------------------------------------------------------
                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                 -----------------------------------
                                                                                         1994              1993
- --------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $2,507,357      $2,657,836
Costs and expenses
   Cost of goods sold (exclusive of depreciation shown separately below)                2,340,035       2,490,472
   Selling, general and administrative expenses                                           131,311         138,394
   Depreciation and amortization                                                           12,785          10,762
- --------------------------------------------------------------------------------------------------------------------
                                                                                           23,226          18,208
Other income                                                                                1,863           2,374
- --------------------------------------------------------------------------------------------------------------------
Operating income                                                                           25,089          20,582

Financing costs
   Interest income                                                                          2,858             961
   Interest expense                                                                        13,405          12,857
- --------------------------------------------------------------------------------------------------------------------
Financing costs, net                                                                       10,547          11,896
- --------------------------------------------------------------------------------------------------------------------
Income before National Steel Corporation, income tax provision
   (benefit) and minority interest                                                         14,542           8,686

National Steel Corporation
  Net preferred dividend income                                                             2,734           5,391
  Unrealized loss on common stock investment                                                    -          (6,800)
- --------------------------------------------------------------------------------------------------------------------
                                                                                            2,734          (1,409)
- --------------------------------------------------------------------------------------------------------------------
Income before income tax provision (benefit) and minority interest                         17,276           7,277

Income tax provision (benefit)                                                              1,496            (513)
- --------------------------------------------------------------------------------------------------------------------
Income before minority interest                                                            15,780           7,790

Minority interest in net income of consolidated subsidiaries                                3,882           2,387
- --------------------------------------------------------------------------------------------------------------------
Net income                                                                                 11,898           5,403
Preferred stock dividends                                                                   9,495           2,530
- --------------------------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                                           $    2,403      $    2,873
- --------------------------------------------------------------------------------------------------------------------
Net income per share                                                                   $     0.19      $     0.15
====================================================================================================================
Average number of shares outstanding                                                       12,973          19,700
====================================================================================================================

See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


FoxMeyer Health Corporation and Subsidiaries                                                (Thousands of Dollars)
- --------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,        March 31,
                                                                                       1994               1994
- --------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
Cash and short-term investments                                                     $    45,771      $     60,987
Receivables - net                                                                       308,616           286,707
Inventories                                                                             678,964           624,574
Other current assets                                                                     52,959            37,299
- --------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  1,086,310         1,009,567

Investment in National Steel Corporation                                                 31,947            29,261

Property, plant and equipment                                                           220,778           204,504
Less:  Allowance for depreciation and amortization                                       79,163            71,060
- --------------------------------------------------------------------------------------------------------------------
                                                                                        141,615           133,444
OTHER ASSETS
 Goodwill - net                                                                         225,628           228,141
 Intangible assets - net                                                                 20,130            12,786
 Pre-bankruptcy receivable from Phar-Mor, Inc.                                           28,758            28,758
 Deferred tax asset, net of valuation allowance                                          47,987            47,342
 Miscellaneous assets                                                                    47,654            36,171
- --------------------------------------------------------------------------------------------------------------------
                                                                                        370,157           353,198
- --------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 1,630,029      $  1,525,470
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                    $   635,133      $    532,170
Accrued liabilities                                                                      53,380            68,770
Income taxes                                                                             32,780            31,451
Long-term debt due within one year                                                       10,434             2,158
- --------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               731,727           634,549

LONG-TERM DEBT                                                                          309,502           310,920

OTHER LIABILITIES                                                                        77,410            81,082

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                          111,248           109,331

REDEEMABLE PREFERRED STOCK                                                              172,018           164,833

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value; authorized 50,000,000 shares; issued 24,167,244
   at September 30, 1994 and 23,995,744 at March 31, 1994                               120,836           119,979
Capital in excess of par value                                                          209,110           207,281
Minimum pension liability                                                               (73,797)          (73,797)
Net unrealized holding gain (loss) on marketable securities                               4,752              (225)
Retained earnings                                                                       175,436           173,029
- --------------------------------------------------------------------------------------------------------------------
                                                                                        436,337           426,267
Less: cost of common stock held in treasury - 11,504,041 shares
    at September 30, 1994 and 11,125,441 shares at March 31, 1994                       208,213           201,512
- --------------------------------------------------------------------------------------------------------------------
                                                                                        228,124           224,755
- --------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,630,029      $  1,525,470
====================================================================================================================

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

FoxMeyer Health Corporation and Subsidiaries                                               (Thousands of Dollars)
- --------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                     -------------------------------
                                                                                             1994          1993
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                               $  11,898      $   5,403
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
Minority interest in net income of consolidated subsidiaries                                 3,882          2,387
Depreciation and amortization                                                               12,785         10,762
Net preferred dividend income from National Steel Corporation                               (2,734)        (5,391)
Gain on sale of investments                                                                 (3,071)             -
Unrealized loss on National Steel Corporation common stock investment                            -          6,800
Deferred tax expense (benefit)                                                               1,496           (920)
Provision for losses on accounts receivable                                                  1,729          1,424
Cash provided (used) by working capital items, net of acquisitions:
  Receivables                                                                              (18,157)      (104,279)
  Inventories                                                                              (60,690)      (107,263)
  Other assets                                                                                 (39)        (8,180)
  Accounts payable and accrued liabilities                                                  81,472         78,354
Other                                                                                       (2,465)         2,305
- --------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            26,106       (118,598)
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                  (17,405)       (11,122)
Proceeds from the sale of property, plant and equipment                                      1,166            174
Prepayment on long-term commitment                                                            (290)        (5,096)
Acquisitions, net of cash acquired                                                          (7,922)             -
Proceeds from the sale of investments                                                       15,925            410
Purchase of investments, net of returns                                                    (30,926)        (3,928)
- --------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                      (39,452)       (19,562)
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under term loan                                                                       -       (125,000)
Borrowings under revolving credit facilities                                               692,281        946,350
Repayments under revolving credit facilities                                              (683,031)      (906,450)
Proceeds from issuance of long-term debt                                                     7,300        226,750
Loan origination fees                                                                            -         (3,671)
Repurchase of common stock                                                                  (6,701)             -
Other debt repayments                                                                      (10,276)          (467)
Dividends paid to minority interests                                                        (1,819)          (771)
Dividends paid on preferred stock                                                           (2,310)        (2,530)
Other financing activities                                                                   2,686             34
- --------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            (1,870)       134,245
- --------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                            (15,216)        (3,915)
  Cash and Short-Term Investments, Beginning of Period                                      60,987         54,504
- --------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                           $  45,771      $  50,589
====================================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FoxMeyer Health Corporation (formerly National Intergroup, Inc.) and its subsidiaries (the "Corporation"), including FoxMeyer Corporation ("FoxMeyer"), an 80.5%-owned subsidiary (see Note 8 concerning the acquisition in October 1994 of the remaining 19.5% of FoxMeyer held by public stockholders), and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.2%-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated balance sheet of the Corporation as of September 30, 1994, the condensed consolidated statements of operations for the three and six months ended September 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six months ended September 30, 1994 and 1993 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1994 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1994, which should be read in conjunction with this quarterly report.

NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is based on net income after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period, after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary earnings per share or is anti-dilutive.

NOTE 3 -  INVESTMENTS

The Corporation's investments in marketable equity securities, included in "Other current assets", are classified as available for sale. The carrying value and gross unrealized gains and losses are as follows (in thousands of dollars):

- ----------------------------------------------------------------------------------------------------------
                                                                 September 30, 1994       March 31, 1994
- ----------------------------------------------------------------------------------------------------------
Carrying value                                                         $   34,410           $   15,969
Unrealized gains                                                            6,145                  348
Unrealized losses                                                           1,650                  683
- ----------------------------------------------------------------------------------------------------------


For the six months ended September 30, 1994, the change in net unrealized holding gains (losses) was a $5.0 million gain. Proceeds of $14.6 million were received during the six months ended September 30, 1994 from the sale of marketable equity securities resulting in gross realized gains of $0.1 million and gross realized losses of $0.4 million. The cost of securities sold was determined using the average cost method.

NOTE 4- LONG-TERM DEBT

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

On August 30, 1994, FoxMeyer extended the maturity on a $40.0 million revolving credit facility that was to expire on that date to February 28, 1995.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):


- ---------------------------------------------------------------------------------------------------------------
                                                                              Six months ended September 30,
                                                                          -------------------------------------
                                                                               1994                  1993
- ---------------------------------------------------------------------------------------------------------------
Interest paid                                                               $  12,389              $  4,094
Income taxes paid                                                               1,066                   998
Noncash transactions:
   Payment of dividends in kind on preferred stock                              6,532                     -
- ---------------------------------------------------------------------------------------------------------------


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

The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional cost and expenses it may incur for such environmental liabilities. While management of the Corporation does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes additional work may have to be performed to ascertain the ultimate liability for such sites, and further information may ultimately change management's current assessment.

The Corporation continues to monitor the Phar-Mor, Inc. ("Phar-Mor") bankruptcy proceedings closely and to work with Phar-Mor through the Unsecured Creditors' Committee as Phar-Mor attempts to reorganize and emerge from bankruptcy. The Corporation believes the $40.0 million allowance for possible loss it recorded in December 1992 remains a reasonable estimate of its probable loss; however, there may be future developments, and additional information may become available, that indicate that the estimated loss should be adjusted. The Corporation believes that future adjustments to the allowance recorded to date, if any, would not have a material adverse effect on the Corporation's financial condition. However, should such adjustments be necessary, the amounts could be material to the results of operations for the period or periods in which they are reported.

NOTE 7 - ACQUISITIONS AND INVESTMENTS

As of April 1, 1994, FoxMeyer acquired all the outstanding stock of Scrip Card Enterprises, Inc. ("Scrip Card") for $10.0 million. Based on Scrip Card obtaining certain revenue targets during each of the three years ending March 31, 1997, an additional $6.0 million may be paid to the former stockholders of Scrip Card. Scrip Card performs prescription benefit management services for small to medium-sized businesses. The transaction was accounted for by the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Scrip Card in amounts equal to their fair market values. Approximately $8.1 million of the purchase price was assigned to the customer lists acquired in the transaction. The allocation of the purchase price is subject to change based on evidence of fair value still to be obtained. The results of operations of Scrip Card have been included in the consolidated financial statements of the Corporation since its acquisition. The unaudited pro forma combined results of operations of the Corporation and Scrip Card for the first six months of fiscal 1994 are not presented as such amounts are not materially different from those previously reported.

On June 28, 1994, FoxMeyer completed an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited ("Evans"). As a result of the amalgamation and the simultaneous exercise of options for 2,000,000 shares of Evans common stock, which options FoxMeyer had previously acquired, FoxMeyer's ownership interest in the amalgamated corporation, FoxMeyer Canada Inc.("FoxMeyer Canada"), is 46.0%. FoxMeyer Canada provides health care and pharmacy services in Canada. FoxMeyer's investment in FoxMeyer Canada at September 30, 1994 was $2.3 million and was accounted for under the equity
method of accounting.   FoxMeyer has  options to acquire up to 8,000,000
additional shares of common stock of FoxMeyer Canada at prices ranging from (in Canadian dollars) $1.50 to $3.00.

NOTE 8 - ACQUISITION OF FOXMEYER'S MINORITY INTEREST

On October 12, 1994, the Corporation acquired, by way of a merger of FoxMeyer with and into a wholly-owned subsidiary of the Corporation, all of the outstanding shares of FoxMeyer that it did not previously own in exchange for approximately 4,981,000 shares of the Corporation's common stock. These shares were issued from treasury stock held by the Corporation. As a result of this transaction, FoxMeyer became a wholly-owned subsidiary of the Corporation. All FoxMeyer stock options outstanding at the time of the merger, which were exercisable for an aggregate of 1.2 million shares of FoxMeyer common stock, were converted, under the terms of the merger, to 1.1 million options to acquire the Corporation's common stock at prices ranging from $10.85 to $16.39 per share.

The merger transaction was accounted for by the purchase method of accounting. The purchase price was allocated to the 19.5% of FoxMeyer acquired based on the fair value of the assets acquired and liabilities assumed. Any difference in the fair value of the shares issued ($80.0 million) and the assets acquired and liabilities assumed will be an adjustment of the goodwill recorded on the original acquisition of FoxMeyer by the Corporation in 1986 and will be amortized over the remaining life of that goodwill. The difference in the fair value of the shares issued and the average cost of those treasury shares (approximately $10.1 million) will be charged to retained earnings.

Pro forma results of operations for the six months ended September 30, 1994 and 1993, had the acquisition of FoxMeyer's minority interest taken place at the beginning of the corresponding fiscal years are as follows (in thousands of dollars):



- -------------------------------------------------------------------------------------------------------------------
Six months ended September 30,                                                1994                      1993
- -------------------------------------------------------------------------------------------------------------------
Income before minority interest                                           $   15,924                 $   7,918
Minority interest in results of operations of
  consolidated subsidiaries                                                    2,209                       732
                                                                          ----------                 ---------
Net income                                                                $   13,715                 $   7,186
                                                                          ==========                 =========

Net income applicable to common stockholders                              $    4,220                 $   4,656
                                                                          ==========                 =========

Net income per share                                                      $      .23                 $     .19
                                                                          ==========                 =========

Average number of shares outstanding                                          18,101                    24,828
                                                                          ==========                 =========
- -------------------------------------------------------------------------------------------------------------------



The foregoing unaudited pro forma results of operations reflect the estimated impact of the valuation of the assets acquired and liabilities assumed for the 19.5% of FoxMeyer acquired on October 12, 1994 as if the purchase had taken place at the beginning of the 1995 and 1994 fiscal years, respectively. The additional shares of common stock of the Corporation issued in the acquisition were assumed to be outstanding for the entire periods presented. The estimated impact of FoxMeyer stock options on the average number of shares outstanding was calculated based on the September 30, 1994 average price per share for the quarter then ended. These results are not necessarily indicative of the results of operations that would have occurred had the acquisition of FoxMeyer's 19.5% minority interest actually taken place at the beginning of the fiscal year presented, nor are these results of operations indicative of the future results of operations of the Corporation.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Effective on October 12, 1994, FoxMeyer Corporation ("FoxMeyer") merged with and into a wholly-owned subsidiary of National Intergroup, Inc. pursuant to which the stockholders of FoxMeyer, other than National Intergroup, Inc., received 0.904 shares of the common stock of National Intergroup, Inc. for each share of FoxMeyer's common stock in a tax-free reorganization. National Intergroup, Inc. changed its name to FoxMeyer Health Corporation subsequent to the merger.

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") reported net income of $6.7 million and $11.9 million for the three months and six months ended September 30, 1994, respectively. This represents an increase of approximately $6.5 million over the net income for the same periods in the prior year. Net income per share was $0.14 and $0.19 per share for the three and six months ended September 30, 1994, respectively, as compared to a loss of $0.06 and net income of $0.15 per share for the three and the six months ended September 30, 1993, respectively. Amounts applicable to common stockholders were significantly affected by the Corporation's November 1993 exchange offer whereby approximately 6.8 million shares of the Corporation's common stock were exchanged for 3.4 million shares of a new series of preferred stock. As a result, preferred stock dividends increased from $2.5 million to $9.5 million for the six months ended September 30, 1993 and 1994, respectively.

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

FOXMEYER

Operating income of FoxMeyer decreased from $23.7 million for the six months ended September 30, 1993 to $23.1 million for the six months ended September 30, 1994. While sales decreased approximately 5.9% to $2.3 billion for the six months ended September 30, 1994, as compared to the six months ended September 30, 1993, gross profit margin improved by 0.2% when compared to the same period in the prior year. Selling, general and administrative expenses remained constant as a percentage of sales.

In April 1994, FoxMeyer acquired Scrip Card Enterprises, Inc. ("Scrip Card"), a Utah company engaged in prescription benefit management services to small and medium-sized businesses. Scrip Card was acquired for the purpose of enhancing FoxMeyer's present prescription benefit management programs.

In June 1994, FoxMeyer entered the Canadian health care market through an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited. Subsequent to the amalgamation, FoxMeyer's ownership interest in the amalgamated corporation, FoxMeyer Canada Inc. ("FoxMeyer Canada"), is 46.0%. FoxMeyer Canada provides health care, pharmacy and benefit management services in Canada.

In July 1994, FoxMeyer announced that it had signed an agreement with the University Hospital Consortium ("UHC") for an initial three-year term with UHC having two one-year renewal options. UHC represents an alliance of 67 academic medical centers. When the contract becomes fully effective in February 1995, FoxMeyer will serve as the primary supplier to UHC members that participate in UHC's pharmacy purchasing program. FoxMeyer's management anticipates that the UHC contract will generate $4 to $5 billion in additional prescription drug sales over the five-year period. FoxMeyer is currently in the process of opening seven new warehouses in California, Arizona, Utah, Washington, Tennessee, and Pennsylvania to service the UHC contract.

BEN FRANKLIN

Operating income improved by 56.5% for the six months ended September 30, 1994 compared to the six months ended September 30, 1993. These results reflect an improvement in Ben Franklin's wholesale business as a result of a shift in sales mix to higher margin items and the timing of seasonal promotions. This increase in operating income occurred despite a 2.0% decrease in sales between these periods which resulted from the loss of 49 franchisee-owned stores since September 30, 1993, net of seven company-owned crafts superstores added during the same period.

Ben Franklin entered into franchise agreements with Crafts Plus +, Inc., ("Crafts Plus"), a chain of approximately 45 craft stores, on November 9, 1994. Crafts Plus is headquartered in San Antonio, Texas and has stores in Texas, Louisiana, Missouri, Alabama and New Mexico. The stores currently operate primarily under the Crafts, Etc. name and will be converted to Ben Franklin crafts stores within 12 months. Also, on November 9, 1994, Ben Franklin loaned Crafts Plus $4.9 million under a subordinated note which is convertible into 49% of Crafts Plus common stock at the option of Ben Franklin. The note is unsecured, subordinated to senior debt and bears interest at prime plus 2%, has a maturity date of December 31, 1999 and contains certain financial convenants. Ben Franklin also entered into a purchase requirements agreement that requires, among other things, that Crafts Plus purchase at least 75% of its merchandise from Ben Franklin at prevailing prices.

                             RESULTS OF OPERATIONS

The following table identifies the net sales, gross profit and operating income
(loss) components attributable to the Corporation's two principal operating units, FoxMeyer and Ben Franklin, and certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company") which includes the Corporation's real estate limited partnership activities, (in million of dollars):




==============================================================================================================
                                                 Three Months Ended                  Six Months Ended
                                                    September 30,                      September 30,
- --------------------------------------------------------------------------------------------------------------
                                                 1994           1993                1994           1993
- --------------------------------------------------------------------------------------------------------------
Net sales
  FoxMeyer                                      $ 1,158.2    $ 1,277.2            $ 2,340.0      $ 2,487.1
  Ben Franklin                                       92.2         93.9                167.4          170.7
                                               ----------    ---------            ---------      ---------
                                                $ 1,250.4    $ 1,371.1            $ 2,507.4      $ 2,657.8
- --------------------------------------------------------------------------------------------------------------

Gross Profit
  FoxMeyer                                      $    67.6    $    71.7            $   135.2      $   138.3
  Ben Franklin                                       18.3         16.8                 32.1           29.1
                                                ---------    ---------            ---------      ---------
                                                $    85.9    $    88.5            $   167.3      $   167.4
- --------------------------------------------------------------------------------------------------------------

Operating Income (Loss)
  FoxMeyer                                      $    12.7    $    14.9            $    23.1      $    23.7
  Ben Franklin                                        3.1          2.7                  2.3            1.4
  Holding Company                                    (1.7)        (2.2)                (0.3)          (4.5)
                                                ---------    ---------            ---------      ---------
                                                $    14.1    $    15.4            $    25.1      $    20.6
==============================================================================================================




THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
TO THREE MONTHS ENDED SEPTEMBER 30, 1993

FOXMEYER

Net sales decreased 9.3% or $119.0 million to $1,158.2 million for the three months ended September 30, 1994, as compared to $1,277.2 million for the three months ended September 30, 1993. Sales decreased across all customer segments. The sales decline was primarily due to intense competition among pharmaceutical distributors for new customers. A portion of the decrease in sales represents lower sales to Phar-Mor, Inc. ("Phar-Mor") when compared to the prior year as a result of continuing store closures by Phar-Mor. In addition, the decrease in sales was partially due to the fact that FoxMeyer decided not to lower prices in some cases to keep certain accounts.

Gross margin for the second quarter of fiscal 1995 was 5.8% versus 5.6% for the second quarter of fiscal 1994. Gross margin for warehouse operations remained essentially unchanged when compared to the prior year. However, price competition in the industry and the decline in inventory investment buying opportunities continue to exert pressure on gross margin. In an attempt to offset these margin pressures, FoxMeyer has undertaken initiatives to provide value-added services, continues to place emphasis on private label, generic product and every day low pricing programs and is emphasizing sales of higher margin product lines. The 0.2% increase in gross margin was principally due to the expansion of FoxMeyer's managed care business.

Operating expenses, net of other income (expense) ("net operating expenses"), declined from $56.8 million to $54.9 million, yet increased from 4.4% as a percentage of net sales for the three months ended September 30, 1993, to 4.7% for the current quarter. Without the impact of the $1.8 million in fees described below, net operating expenses would have been 4.6% of net sales. While net operating expenses have decreased due to continuing efforts by FoxMeyer's management to control and reduce costs, net sales experienced a larger decline in the same period, resulting in the increase in net operating expenses as a percentage of sales. Net operating expenses in the current quarter include $1.8 million in fees associated with FoxMeyer's accounts receivable financing program initiated in October 1993.

Operating income decreased $2.2 million to $12.7 million for the three months ended September 30, 1994, compared to $14.9 million for the three months ended September 30, 1993. As a percentage of net sales, operating income decreased 0.1%, which was the result of the increase in net operating expenses, net of the increase in gross margin, as described above.

BEN FRANKLIN

Net sales decreased $1.7 million during the second quarter of fiscal 1995 as compared to the same quarter of the prior fiscal year due primarily to a decrease of $3.9 million in wholesale sales that was partially offset by an increase of $2.1 million in retail sales at company-owned stores. The decrease in wholesale sales primarily reflects a net decrease of 49 franchisee-owned stores over the twelve months since September 30, 1993. Retail sales at company-owned crafts superstores increased as a result of an increase in the number of stores opened from 10 at September 30, 1993 to 17 at September 30, 1994. Royalty fees increased $0.1 million when compared to the prior year quarter.

Gross profit increased $1.5 million to $18.3 million for the three months ended September 30, 1994 over the three months ended September 30, 1993. Gross margin increased to 19.8% from 17.9% for the same period in the prior year. Such increases were attributable to a shift in wholesale sales mix to higher margin items, the timing of seasonal promotions and increased sales at company-owned crafts superstores attributable to opening of additional stores.

Net operating expenses increased $1.1 million to $15.2 million for the three months ended September 30, 1994. Operating expenses related to company-owned stores increased by $1.4 million which was partially offset by a decrease in such expenses for wholesale operations. The increase in net operating expenses for company-owned stores is primarily the result of the increase in the number of stores opened.

Operating income increased $0.4 million from $2.7 million for the three months ended September 30, 1993 to $3.1 million for the three months ended September 30, 1994. The increase in operating income results from the increase in gross profit partially offset by the increase in net operating expenses explained above.

HOLDING COMPANY

The Holding Company's operating loss was $2.2 million for the three months ended September 30, 1993 as compared to a loss of $1.7 million for the three months ended September 30, 1994. The operating loss for both periods represented general and administrative costs incurred by the Holding Company. The operating results of the Corporation's real estate limited partnerships were at break even for the current quarter.

NET FINANCING COSTS

Net financing costs decreased $1.3 million to $5.4 million for the three months ended September 30, 1994, as compared to $6.7 million for the three months ended September 30, 1993. Interest income increased $0.5 million principally as a result of the income on notes receivable held by the real estate limited partnerships. Interest expense decreased $0.8 million. While average daily borrowings decreased $67.3 million to approximately $307.5 million for the three months ended September 30, 1994, as compared to the three months ended September 30, 1993, the average interest rate incurred on the debt increased 1.1% in the current quarter as compared to the prior year quarter. The decrease in average daily borrowings was principally the result of decreases in FoxMeyer's revolving debt outstanding as a result of the $125 million accounts receivable financing initiated in October 1993. The increase in the average interest rate reflects the overall increase in rates since September 1993 on the Corporation's revolving debt and the full effect of higher rates paid on other long-term debt issued during the last twelve months by subsidiaries of the Corporation.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation ("NSC") was $1.4 million for the three months ended September 30, 1994, compared to a loss of $5.7 million for the three months ended September 30, 1993. The prior year loss was the result of a $6.8 million unrealized loss in the second quarter of that year to record the Corporation's investment in NSC common stock at its market value.

INCOME TAXES

The effective tax rate for the second quarter of fiscal 1995 was 16.5% as compared to 43.2% for the prior year quarter. The provisions for both quarters were based on an estimate of the full year tax rate at September 30, 1994 and 1993, respectively. The effective tax rate for the three months ended
September 30, 1993 was significantly higher than the current period as a result of the Corporation not recognizing any tax benefit for the $6.8 million unrealized loss on NSC common stock.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of the consolidated subsidiaries remained relatively constant between years. This resulted from earnings of the real estate limited partnerships which were partially offset by FoxMeyer's lower net income in the current quarter.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $4.8 million for the three months ended September 30, 1994, compared to $1.3 million for the three months ended September 30, 1993. In November 1993, the Corporation exchanged approximately
6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock. The additional dividends represent the dividends declared on the new series of preferred stock and the accretion of discount recorded on this series of preferred stock.


SIX MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
SIX MONTHS ENDED SEPTEMBER 30, 1993

FOXMEYER

Net sales decreased 5.9% or $147.1 million to $2,340.0 million for the six months ended September 30, 1994, as compared to $2,487.1 million for the six months ended September 30, 1993. Sales decreased across all customer segments except for sales to hospitals and alternate care facilities. The decline is the result of intense competition among pharmaceutical distributors for new customers. Sales to Phar-Mor have continued to decline as Phar-Mor continued to close stores. In addition, FoxMeyer decided not to lower prices in some cases to keep certain accounts.

Gross margin for the first six months of fiscal 1995 was 5.8% compared to 5.6% in the prior year. Gross margin for warehouse operations remained at about the same level as in the prior year. However, price competition in the industry and the decline in inventory investment buying opportunities continue to exert pressure on gross margin. In an attempt to offset these margin pressures, FoxMeyer has undertaken initiatives to provide value-added services, continues to place emphasis on private label, generic product and every day low pricing programs and is emphasizing sales of higher margin product lines. The
0.2% increase in gross margin was principally due to the expansion of FoxMeyer's managed care business.

Net operating expenses declined from $114.6 million to $112.1 million, yet increased from 4.6% as a percentage of net sales for the six months ended September 30, 1993 to 4.8% for the six months ended September 30, 1994.
Without the impact of the $3.4 million in fees described below, net operating expenses would have been 4.6% for the six months ended September 30, 1994. Therefore, while volume has decreased, management has been able to decrease net operating costs to keep them in line with current sales levels. For the six months ended September 30, 1994, net operating expenses included $3.4 million in fees associated with FoxMeyer's accounts receivable financing program initiated in October 1993.

Operating income decreased $0.6 million to $23.1 million for the six months ended September 30, 1994, compared to $23.7 million for the six months ended September 30, 1993. As a percentage of net sales, operating income remained at approximately 1.0% of net sales.

BEN FRANKLIN

Net sales decreased $3.3 million to $167.4 million for the first six months of fiscal 1995 as compared to the same period in fiscal 1994 when net sales were $170.7 million. While wholesale sales declined by $6.9 million, sales generated from company-owned crafts superstores have risen by $3.2 million. Wholesale sales declined as the number of franchisees decreased as a result of competition from national and regional chain stores. The decline was partially offset by increased sales to franchised and company-owned crafts superstores as new stores were opened. Royalty fee income increased $0.4 million.

Gross profit increased $3.0 million to $32.1 million for the six months ended September 30, 1994 as compared to the six months ended September 30, 1993. Gross margin increased to 19.2% from 17.0% for the same period in the prior year. Gross profit on wholesale sales increased $1.5 million as a result of a shift in the sales mix to higher margin items while gross profit of company-owned crafts superstores increased $1.1 million due to an increase in the number of stores opened from 10 to 17.

Net operating expenses increased $2.1 million to $29.8 million for the six months ended September 30, 1994. Operating expenses related to company-owned crafts stores increased $1.8 million primarily due to the increase in the number of stores opened.

Operating income increased $0.9 million from $1.4 million for the six months ended September 30, 1993 to $2.3 million for the six months ended September 30, 1994. The increase in operating income resulted from the increase in gross profit which was partially offset by the increase in net operating expenses as explained above.

HOLDING COMPANY

The net operating loss decreased $4.2 million to a loss of $0.3 million for the six months ended September 30, 1994 as compared to a loss of $4.5 million for the six months ended September 30, 1993. The improved results were primarily attributable to the recognition of an aggregate $3.6 million gain on the sale of properties and other transactions completed by the Corporation's real estate limited partnerships during the first quarter of fiscal 1995.

NET FINANCING COSTS

Net financing costs decreased $1.4 million to $10.5 million for the six months ended September 30, 1994, as compared to $11.9 million for the six months ended September 30, 1993. Interest income increased $1.9 million principally as a result of the income on notes receivable held by the real estate limited partnerships. Interest expense increased $0.5 million. While average daily borrowings decreased $9.3 million to approximately $314.8 million for the six months ended September 30, 1994, as compared to the six months ended September 30, 1993, the average interest rate incurred on the debt increased 0.9% as compared to the prior year. While FoxMeyer's average debt outstanding decreased $55.4 million, primarily as a result of the accounts receivable financing program, the average debt outstanding for Ben Franklin increased, primarily as a result of the issuance of convertible debt in the prior year. Also, the average debt outstanding in the prior fiscal year did not include debt related to the Holding Company's real estate operations. The increase in the average interest rate reflects the overall increase in rates since September 30, 1993 on the Corporation's revolving debt and the full effect of higher rates paid on other long-term debt issued during the last twelve months by subsidiaries of the Corporation.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for NSC was $2.7 million for the six months ended September 30, 1994, compared to a loss of $1.4 million for the six months ended September 30, 1993. The increase is principally the result of a $6.8 million unrealized loss recorded in the second quarter of the prior year on the Corporation's investment in NSC common stock. Offsetting this decrease was a $2.4 million gain recognized on the redemption of 10,000 shares of the NSC preferred stock owned by the Corporation in May 1993.

INCOME TAXES

The effective tax rate for the six months ended September 30, 1994 was 8.7% as compared to a benefit of $.5 million or 7.0% for the six months ended September 30, 1993. The provision (benefit) for both periods were based on estimates of the full year effective tax rate. The low effective tax rate for the current year and the benefit for the prior year were primarily the result of the reduction in the deferred tax asset valuation allowance.

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of the consolidated subsidiaries increased $1.5 million. Such increase was primarily attributable to the Corporation's real estate limited partnerships' gain of $3.6 million in the first quarter of fiscal 1995.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $9.5 million for the six months ended September 30, 1994, compared to $2.5 million for the six months ended September 30, 1993. During November 1993, the Corporation exchanged approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock. The additional dividends represent the dividends declared on the new series of preferred stock and the accretion of discount recorded on this series of preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations (which includes working capital components) was $26.1 million for the six months ended September 30, 1994. The change in working capital components accounted for $2.6 million of the funds provided with operations providing the remainder. The increase in accounts payable and accrued liabilities of $81.5 million funded the increase in accounts receivable and inventories. The increases in accounts payable and inventories were in line with historical purchasing patterns.

Cash used in investing activities was $39.5 million for the six months ended September 30, 1994. Approximately $17.4 million of funds were used to purchase property and equipment during this period. The Corporation intends to spend an additional $32.0 million during the remainder of the fiscal year on the purchase of property and equipment. An additional $7.9 million was used to acquire Scrip Card, net of cash acquired. The Corporation made other investments in real estate, marketable securities and in FoxMeyer Canada which used approximately $15.0 million of funds, net of proceeds from the sale of investments, during the six months ended September 30, 1994.

Financing activities used $1.9 million of funds for the six months ended September 30, 1994. The proceeds from issuance of long-term debt and other repayments were primarily related to the Corporation's real estate operations. Net borrowings under the Corporation's various credit facilities increased by approximately $9.3 million during this period.

Management assesses the Corporation's liquidity based on its major business segments. Each of the business segments must, for the most part, fund its own operations and capital needs. FoxMeyer's debt agreements allow, among other things, payments to the Holding Company under a tax sharing agreement between the Holding Company and FoxMeyer and for dividend payments to the Holding Company subject to certain limitations. Under the most restrictive of the limitations, approximately $20 million was available as of September 30, 1994 from which future dividends may be paid to the Holding Company by FoxMeyer. Ben Franklin may not pay any dividends to the Holding Company under its debt agreements. Both Ben Franklin's and FoxMeyer's debt agreements also restrict intercompany loans or other asset transfers with the Corporation.

FOXMEYER

As of September 30, 1994, FoxMeyer had borrowed $46.2 million under its $250.0 million of revolving credit facilities. Restrictions imposed by the revolving credit facilities require that on the last day of any fiscal quarter, FoxMeyer's total indebtedness to capitalization ratio, as defined in the facilities, may not exceed 0.5 to 1.0. Under the requirements of this covenant, FoxMeyer could have borrowed an additional $81.3 million at September 30, 1994. The average and maximum amounts borrowed during the six months ended September 30, 1994 under FoxMeyer's revolving credit facilities were $45.7 million and $106.7 million, respectively.

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

BEN FRANKLIN

As of September 30, 1994, Ben Franklin had borrowed $8.6 million under its $15 million revolving credit facility (the "Ben Franklin Facility"). On June 22, 1994, Ben Franklin entered into a new $15 million facility which expires in August 1995. The Ben Franklin Facility is unsecured and bears interest at the prime rate or at Libor plus 2%. The Ben Franklin Facility requires that there be no borrowed funds outstanding thereunder for at least 30 consecutive days each year. Additional covenants prohibit the payment of dividends and require the maintenance of a minimum tangible net worth. The average and maximum amounts borrowed under the Ben Franklin Facility during the six months ended September 30, 1994 were $7.4 million and $13.8 million, respectively.

Ben Franklin is negotiating a new credit agreement under which Ben Franklin would have a two-tier revolving line of credit of $15 million and $25 million through August 1, 1996. The borrowings would bear interest at the prime rate and be secured by Ben Franklin's wholesale inventory and accounts receivables. The two-tier revolver will allow Ben Franklin to borrow $15 million from January 1st through June 30th and $25 million from July 1st through December 31st of the calendar year. The new credit agreement will require there be no borrowed funds outstanding for at least 30 consecutive days each year. It will prohibit the payment of dividends, contain a number of convenants and conditions, and require Ben Franklin to maintain certain financial ratios.

Ben Franklin's management believes that cash on hand, cash generated by operations, borrowings under its revolving credit facility, credit from its vendors and customer financing programs will be sufficient to fund working capital needs, to fund the $4.9 million loan to Crafts Plus and to fund expected capital expenditures of $4.4 million during the remainder of the fiscal year. Ben Franklin may also use these sources of funds to repurchase up to 1.1 million shares of Ben Franklin's common stock under a plan announced October 5, 1994.

During fiscal 1994, Ben Franklin established a $5.3 million reserve for restructuring its wholesale distribution operations. Approximately $0.8 million represented a non-cash write down of variety store inventories and another $0.8 million was spent during fiscal 1994 for workforce reduction and relocation costs. During the six months ended September 30, 1994, an additional $1.1 million was expended on workforce reduction and relocation costs. All workforce reductions have now been completed resulting in the termination of 27 employees. The remaining balance of $2.6 million is for expenditures to complete warehouse relocations. These expenditures are expected to continue into the next fiscal year.

HOLDING COMPANY

At September 30, 1994, the Holding Company had unrestricted cash and short-term investments of approximately $1.1 million. In addition, the Holding Company had $5.8 million available under a revolving credit facility (the "Credit Facility"). The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, dividend payments on the Corporation's redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. In addition, the Holding Company used $19.1 million of funds during the six months ended September 30, 1994, for investments.

In addition to the Credit Facility, the Corporation has a $30.0 million loan from FoxMeyer. Both of these financing arrangements are secured by shares of the common stock of FoxMeyer and restrict the payment of cash dividends on the Corporation's common stock and on its Series A preferred stock. The average and maximum amounts borrowed under the Credit Facility during the six months ended September 30, 1994 were $1.6 million and $11.0 million, respectively.

The Holding Company will rely on cash on hand, dividends received on shares of FoxMeyer common stock, payments from FoxMeyer under its tax sharing agreement and funds available under the Credit Facility to meet the cash funding obligations described above. The Holding Company may also use these sources of funds and proceeds from sale of investments to fund its purchase of the Corporation's common stock under a previously announced common stock buy-back program.

OTHER MATTERS

The Corporation continues to monitor the Phar-Mor , Inc. ("Phar-Mor") bankruptcy proceedings closely. The Corporation believes the $40 million allowance for possible loss recorded in December 1992 remains a reasonable estimate of its probable loss. The Corporation believes any future adjustments to this amount, if they should be necessary, may be material to the net income for the period or periods in which they are reported, but the adjustments, if any, would not have a material effect on the Corporation's financial condition.

Following its annual meeting of shareholders, the Corporation's board of directors announced that it was considering spinning off a substantial portion of the Corporation's ownership in Ben Franklin through a distribution of a large proportion of Ben Franklin common stock to the Corporation's common stock shareholders.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, as supplemented by the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the following additional information is provided:

         NATIONAL STEEL CORPORATION

         National Steel Corporation ("NSC"), Earth Sciences, Inc. ("ESI") and Southwire Company ("Southwire") were the original general partners in the Alumet Partnership ("Alumet"). In 1983, NSC assigned its partnership interest in Alumet to the Corporation. The Environmental Protection Agency (the "EPA") issued a Special Notice Letter on May 11, 1994 to Alumet alleging that Alumet is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for cleanup of the Lowry Landfill Superfund Site and demanding payment of the EPA's past and future response costs. Alumet has responded to the Special Notice Letter, denying liability but offering to meet with the EPA for the purpose of discussing its participation in either the performance of the remediation or payment of the EPA's response costs.

         On July 6, 1994, the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. served Alumet and Southwire with a complaint alleging that Alumet, the Corporation, Southwire and NSC, as well as other parties, are liable for the cost of cleaning up the Lowry Landfill. The complaint has not yet been served on the Corporation. On August 15, 1994, Alumet answered the complaint, denying liability and raising a number of affirmative defenses and counter claims. A Scheduling Order was entered on October 17, 1994 and discovery is beginning.

         During the time period relevant to Alumet's involvement at the Lowry Landfill, Alumet and its partners were insured under policies of insurance purchased by NSC. Alumet has asserted claims against these policies, but to date no insurer has agreed to defend or indemnify Alumet or its partners against the Lowry Landfill claims. On August
         9, 1994, Alumet commenced a lawsuit in Colorado, Alumet Partnership v. Continental Casualty Co., No. 94-CV-1728 (Colo. Dist. Ct., Arapahoe County), against three insurers seeking a declaratory judgment that Alumet is entitled to coverage for the Lowry Landfill claims and damages for breach of contract.

         FOXMEYER CORPORATION

         Foxmeyer Drug Company ("Foxmeyer Drug"), a wholly-owned subsidiary of Foxmeyer, is a defendant in several class action suits originally filed in late 1993 by independent retail drug stores in the U.S. District Court for the Southern District of New York. By order of the judicial panel on multidistrict litigation dated February 4, 1994, all related actions pending in various federal courts on the subject matter were consolidated and coordinated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. Foxmeyer drug was not named as a defendant in any other of the pending actions. thereafter, on or about March 9, 1994, a consolidated and amended class action complaint titled in re brand name prescription drugs antitrust litigation (the "Amended Complaint") was filed consolidating all pending class actions, including those in which Foxmeyer Drug was a named defendant. The amended complaint alleges, on behalf of a purported class of retail pharmacies, that the pharmaceutical manufacturers and drug wholesalers conspired to fix the prices of prescription drugs sold to retail drug stores. Plaintiffs seek treble damages of an unspecified amount, injunctive relief and attorneys' fees.

         On April 26, 1994, all drug wholesalers named as defendants in the amended complaint moved for summary judgment. On September 13, 1994, the court denied the motion for summary judgment, permitting plaintiffs to go forward with discovery. The wholesaler defendants, including Foxmeyer Drug, expect that they will renew their motion for summary judgment after discovery has been completed. Foxmeyer Drug believes that it has meritorious defenses to the allegations asserted against it and is vigorously defending itself in this litigation.

         On or about July 29, 1994, an action was commenced by five Wisconsin retail pharmacies in the circuit court of Dane County, Wisconsin, in which Foxmeyer Drug was named as a defendant (K-S Pharmacies, Inc. et al. v. Abbott Laboratories, et al.). this action, asserted on behalf of an alleged class of retail pharmacies, alleges violations of certain Wisconsin price discrimination, conspiracy and antitrust statutes in connection with the sale of prescription drugs in wisconsin. The complaint seeks injunctive relief and treble damages. On October 3, 1994, Foxmeyer Drug, as well as other defendants, filed a motion to stay this action, a motion to dismiss or, in the alternative, for a more definite statement, which motions are scheduled to be argued on November 29, 1994. Foxmeyer Drug believes it has meritorious defenses to the allegations asserted against it and is vigorously defending itself in this action.

         Effective on October 26, 1994, Foxmeyer Drug entered into a judgment sharing agreement (the "agreement") with the manufacturer defendants in these actions. Under the terms of the agreement, Foxmeyer Drug's liability for damages in any action (including the Wisconsin action) in which there is a judgment against a manufacturer and wholesaler will be limited to a maximum of $1 million. in the event the manufacturer defendants settle, the agreement provides that no contribution to such settlement would be required of Foxmeyer Drug. also pursuant to the agreement, Foxmeyer Drug, along with the other wholesalers who are defendants in the federal actions, will be entitled to reimbursement from the manufacturer defendants for its expenses of litigating these actions. The manufacturers have agreed to reimburse up to an aggregate amount of $9 million in wholesaler expenses, to be allocated among the six wholesaler defendants in approximate accord with relative expenses actually incurred. Foxmeyer Drug, in turn, released such antitrust claims as it might have had against any of the manufacturers based on the conduct alleged in the actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Corporation held its 1994 annual meeting of stockholders on October 12, 1994 (the "Annual Meeting").

         (b) At the Annual Meeting, the following individuals were elected as directors of the Corporation, each to serve until the annual meeting of stockholders to be held in 1997:

                          Thomas L. Anderson
                          Sheldon W. Fantle

                 The terms of office of the following directors of the Corporation continued after the Annual Meeting:

                          Abbey J. Butler
                          Melvyn J. Estrin
                          Paul M. Finfer
                          Alfred H. Kingon
                          William G. Tull

         (c) The following is a brief description of each matter voted upon at the Annual Meeting, and the number of votes cast for, against or withheld, the number of abstentions and broker nonvotes as to each such matter, including a separate tabulation with respect to each nominee for office:

                 (a)      Election of Directors:

                                               For            Withheld
                 Thomas L. Anderson         11,290,002        482,534
                 Sheldon W. Fantle          11,283,116        489,420

                 (b) Approval of the Agreement and Plan of Merger among FoxMeyer Corporation, the Corporation and FoxMeyer Acquisition Corp.:

                 For:                              9,859,484
                 Against:                            420,636
                 Abstentions:                         42,607
                 Broker Nonvotes:                  1,449,809

                 (c) Approval of an amendment to the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock of the Corporation from 10,000,000 to 20,000,000:

                 For:                              7,375,746
                 Against:                          2,821,019
                 Abstentions:                         65,952
                 Broker Nonvotes:                  1,509,819

                 (d) Approval of an amendment to the Corporation's Restated Certificate of Incorporation to change the Corporation's name to "FoxMeyer Health Corporation":

                 For:                              9,914,571
                 Against:                            293,306
                 Abstentions:                         56,531
                 Broker Nonvotes:                  1,508,128

                 (e) Approval of an amendment to the Corporation's 1993 Stock Option and Performance Award Plan to increase by 2,000,000 the number of shares of common stock authorized for issuance thereunder:

                 For:                              7,233,022
                 Against:                          2,964,466
                 Abstentions:                         65,137
                 Broker Nonvotes:                  1,509,911

                 (f) Approval of an amendment to the Corporation's 1993 Stock Option and Performance Award Plan to allow grants thereunder to individuals not regularly employed by the Corporation who serve as directors of any subsidiary corporation of the Corporation, at the discretion of the committee administering the Plan:

                 For:                            10,068,205
                 Against:                         1,637,611
                 Abstentions:                        66,716
                 Broker Nonvotes:                         4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10-A Second Amendment to Loan Agreement dated as of September 6, 1994 by and among the Corporation, the Banks identified therein and Banque Paribas, as Agent for Banks.

                 10-B Third Amendment to Amended and Restated Loan Agreement, Consent and Waiver, dated as of August 26, 1994, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuers named therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders.

                 10-C Third Amendment to Credit Agreement, Consent and Waiver, dated as of August 30, 1994, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Banks named therein and Continental Bank, as agent for the Banks.

                 10-D Amendment dated October 12, 1994 to the 1993 Stock Option and Performance Award Plan of the Corporation.

                 10-E Employment Agreement dated as of August 10, 1994 between FoxMeyer Corporation and Thomas L. Anderson.

                 11       Computation of earnings per share of common stock.

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K

                 The Corporation did not file any current reports on Form 8-K during the three months ended September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FOXMEYER HEALTH CORPORATION



                                        By:  /s/ Edward L. Massman
                                             -----------------------------
                                             Edward L. Massman
                                             Vice President and Controller
                                             (Chief Accounting Officer)





Date:  November 14, 1994

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------
10-A     Second Amendment to Loan Agreement dated as of
         September 6, 1994 by and among the Corporation, the
         Banks identified therein and Banque Paribas, as Agent
         for Banks.

10-B     Third Amendment to Amended and Restated Loan
         Agreement, Consent and Waiver, dated as of August 26,
         1994, by and among FoxMeyer Corporation, FoxMeyer
         Drug Company, Merchandise Coordinator Services
         Corporation, Harris Wholesale Company, the Lenders and Issuers named therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders.


10-C     Third Amendment to Credit Agreement, Consent and
         Waiver, dated as of August 30, 1994, by and among FoxMeyer Corporation, FoxMeyer Drug Company,
         Merchandise Coordinator Services Corporation, Harris
         Wholesale Company, the Banks named therein and Continental Bank, as agent for the Banks.

10-D     Amendment dated October 12, 1994 to the 1993 Stock
         Option and Performance Award Plan of the Corporation.

10-E Employment Agreement dated as of August 10, 1994 between FoxMeyer Corporation and Thomas L. Anderson.

11       Computation of earnings per share of common stock.

27       Financial Data Schedule.
