Form 10-Q
period 1994-12-31
FOXMEYER HEALTH CORP
filed 1995-02-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 1-8549


                         FOXMEYER HEALTH CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                                                     25-1425889
- -------------------------------------------                                             ----------------------
     (State or Other Jurisdiction of                                                      (I.R.S. Employer
     Incorporation or Organization)                                                     Identification No.)


   1220 Senlac Drive, Carrollton, Texas                                                         75006
- -------------------------------------------                                             ----------------------
(Address of Principal Executive Offices)                                                      (Zip Code)

 Registrant's Telephone Number, Including Area Code                                         214-446-4800



  Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

Number of shares of Common Stock outstanding as of February 10, 1995: 16,501,973

                         PART 1. FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

 FoxMeyer Health Corporation and Subsidiaries                            (In Thousands, Except Per Share Amounts)
- ------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                          December 31,
                                                                               -----------------------------------
                                                                                    1994               1993
- ------------------------------------------------------------------------------------------------------------------
 Net sales                                                                         $1,306,148         $1,396,705
 Costs and expenses
    Costs of goods sold (exclusive of depreciation shown separately below)          1,216,436          1,310,158
    Selling, general and administrative expenses                                       66,664             73,319
    Depreciation and amortization                                                       6,350              5,430
- ------------------------------------------------------------------------------------------------------------------
                                                                                       16,698              7,798
 Other income                                                                           4,396              4,272
- ------------------------------------------------------------------------------------------------------------------
 Operating income                                                                      21,094             12,070

 Financing costs
    Interest income                                                                     1,028                568
    Interest expense                                                                    7,512              6,731
- ------------------------------------------------------------------------------------------------------------------
 Financing costs, net                                                                   6,484              6,163
- ------------------------------------------------------------------------------------------------------------------
 Income before National Steel Corporation, income tax
    provision (benefit) and minority interest                                          14,610              5,907

 National Steel Corporation
    Net preferred dividend income                                                       1,359              1,131
- ------------------------------------------------------------------------------------------------------------------
 Income before income tax provision (benefit) and minority interest                    15,969              7,038

 Income tax provision (benefit)                                                         1,069             (1,045)
- ------------------------------------------------------------------------------------------------------------------
 Income before minority interest                                                       14,900              8,083

 Minority interest in net income of consolidated subsidiaries                             200                504
- ------------------------------------------------------------------------------------------------------------------
 Net income                                                                            14,700              7,579

 Preferred stock dividends                                                              4,726              3,210
- ------------------------------------------------------------------------------------------------------------------
 Net income applicable to common stockholders                                      $    9,974         $    4,369
- ------------------------------------------------------------------------------------------------------------------
 Net income per share                                                              $     0.60         $     0.28
- ------------------------------------------------------------------------------------------------------------------
 Average number of shares outstanding                                                  16,615             15,394
==================================================================================================================

 See notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

 FoxMeyer Health Corporation and Subsidiaries                              (In Thousands, Except Per Share Amounts)
- ------------------------------------------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                             December 31,
                                                                                   -------------------------------
                                                                                         1994             1993
- ------------------------------------------------------------------------------------------------------------------
 Net sales                                                                             $3,813,505       $4,054,541
 Costs and expenses
    Costs of goods sold (exclusive of depreciation shown separately below)              3,556,471        3,800,630
    Selling, general and administrative expenses                                          197,975          211,713
    Depreciation and amortization                                                          19,135           16,192
- ------------------------------------------------------------------------------------------------------------------
                                                                                           39,924           26,006
 Other income                                                                               6,259            6,646
- ------------------------------------------------------------------------------------------------------------------
 Operating income                                                                          46,183           32,652

 Financing costs
    Interest income                                                                         3,886            1,529
    Interest expense                                                                       20,917           19,588
- ------------------------------------------------------------------------------------------------------------------
 Financing costs, net                                                                      17,031           18,059
- ------------------------------------------------------------------------------------------------------------------
 Income before National Steel Corporation, income tax provision (benefit)
    and minority interest                                                                  29,152           14,593

 National Steel Corporation
    Net preferred dividend income                                                           4,093            6,522
    Unrealized loss on common stock investment                                                  -           (6,800)
- ------------------------------------------------------------------------------------------------------------------
                                                                                            4,093             (278)
- ------------------------------------------------------------------------------------------------------------------
 Income before income tax provision (benefit) and minority interest                        33,245           14,315

 Income tax provision (benefit)                                                             2,565           (1,558)
- ------------------------------------------------------------------------------------------------------------------
 Income before minority interest                                                           30,680           15,873

 Minority interest in net income of consolidated subsidiaries                               4,082            2,891
- ------------------------------------------------------------------------------------------------------------------
 Net income                                                                                26,598           12,982

 Preferred stock dividends                                                                 14,221            5,740
- ------------------------------------------------------------------------------------------------------------------
 Net income applicable to common stockholders                                          $   12,377       $    7,242
- ------------------------------------------------------------------------------------------------------------------
 Net income per share                                                                  $     0.87       $     0.40
==================================================================================================================
 Average number of shares outstanding                                                      14,187           18,264
- ------------------------------------------------------------------------------------------------------------------

 See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

 FoxMeyer Health Corporation and Subsidiaries                                           (Thousands of Dollars)
- ------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,       March 31,
                                                                                         1994              1994
- ------------------------------------------------------------------------------------------------------------------
 Assets                                                                               (Unaudited)
 Current Assets
 Cash and short-term investments                                                        $    79,292    $    60,987
 Receivables - net                                                                          267,587        286,707
 Inventories                                                                                888,301        624,574
 Other current assets                                                                        51,635         37,299
- ------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                                     1,286,815      1,009,567

 Investment in National Steel Corporation                                                    32,263         29,261

 Property, plant and equipment                                                              238,551        204,504
 Less:  Allowance for depreciation and amortization                                          83,287         71,060
- ------------------------------------------------------------------------------------------------------------------
                                                                                            155,264        133,444
 Other Assets
 Goodwill - net                                                                             207,140        228,141
 Intangible assets - net                                                                     20,171         12,786
 Pre-bankruptcy receivable from Phar-Mor, Inc.                                               28,758         28,758
 Deferred tax asset, net of valuation allowance                                              46,964         47,342
 Miscellaneous assets                                                                        57,877         36,171
- ------------------------------------------------------------------------------------------------------------------
                                                                                            360,910        353,198
- ------------------------------------------------------------------------------------------------------------------
 Total Assets                                                                            $1,835,252     $1,525,470
==================================================================================================================
 Liabilities And Stockholders' Equity
 Current Liabilities
 Accounts payable                                                                        $  766,526     $  532,170
 Accrued liabilities                                                                         53,233         70,861
 Current deferred income taxes                                                               34,952         29,360
 Long-term debt due within one year                                                           2,498          2,158
- ------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                                  857,209        634,549

 Long-Term Debt                                                                             397,084        310,920

 Other Liabilities                                                                           75,586         81,082

 Minority Interest in Consolidated Subsidiaries                                              20,036        109,331

 Redeemable Preferred Stock                                                                 175,589        164,833

 Stockholders' Equity
 Common stock, $5.00 par value; authorized 50,000,000 shares; issued
     24,167,244 at December 31, 1994 and 23,995,744 at March 31, 1994                       120,836        119,979
 Capital in excess of par value                                                             209,110        207,281
 Minimum pension liability                                                                  (73,797)       (73,797)
 Net unrealized holding gain (loss) on marketable securities                                  6,784           (225)
 Retained earnings                                                                          175,176        173,029
- ------------------------------------------------------------------------------------------------------------------
                                                                                            438,109        426,267
 Less:  cost of common stock held in treasury - 7,147,595 shares
   at December 31, 1994 and 11,125,441 shares at March 31, 1994                             128,361        201,512
- ------------------------------------------------------------------------------------------------------------------
                                                                                            309,748        224,755
- ------------------------------------------------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity                                              $1,835,252     $1,525,470
==================================================================================================================

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

 FoxMeyer Health Corporation and Subsidiaries                                           (Thousands of Dollars)
- ------------------------------------------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                             December 31,
                                                                                      ----------------------------
                                                                                         1994             1993
- ------------------------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net Income                                                                           $    26,598      $    12,982
 Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
 Minority interest in net income of consolidated subsidiaries                               4,082            2,891
 Depreciation and amortization                                                             19,135           16,192
 Net preferred dividend income from National Steel Corporation                             (4,093)          (6,522)
 Unrealized loss on National Steel Corporation common stock investment                          -            6,800
 Gain on sale of investments                                                               (3,962)               -
 Deferred tax expense (benefit)                                                             1,704           (2,453)
 Provision for losses on accounts receivable                                                  (75)           3,078
 Cash provided (used) by working capital items, net of acquisitions:
    Receivables                                                                           (50,324)        (101,157)
    Inventories                                                                          (264,299)         (92,310)
    Other assets                                                                            5,918             (772)
    Accounts payable and accrued liabilities                                              206,489          100,593
 Proceeds from accounts receivable financing program                                       75,000          125,000
 Other                                                                                     (3,002)          (1,912)
- ------------------------------------------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                                                 13,171           62,410
- ------------------------------------------------------------------------------------------------------------------
 Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                                                (40,756)         (31,928)
 Proceeds from the sale of property, plant and equipment                                    1,166              273
 Prepayment on long-term commitment                                                          (290)          (5,096)
 Acquisitions, net of cash acquired                                                       (10,940)               -
 Proceeds from the sale of investments                                                     27,756            1,871
 Purchase of investments, net of returns                                                  (40,781)          (5,844)
 Other investing activities                                                                  (183)           2,267
- ------------------------------------------------------------------------------------------------------------------
 Net Cash Used by Investing Activities                                                    (64,028)         (38,457)
- ------------------------------------------------------------------------------------------------------------------
 Cash Flows from Financing Activities:
 Repayments under term loan                                                                     -         (125,000)
 Borrowings under revolving credit facilities                                           1,884,931        1,371,550
 Repayments under revolving credit facilities                                          (1,797,531)      (1,484,350)
 Proceeds from issuance of long-term debt                                                  11,482          235,000
 Loan origination fees                                                                       (625)          (4,335)
 Repurchase of common stock                                                               (17,006)               -
 Other debt repayments                                                                     (9,319)            (531)
 Dividends paid to minority interests                                                      (1,907)          (1,157)
 Dividends paid on preferred stock                                                         (3,465)          (3,795)
 Other financing activities                                                                 2,602           (1,163)
- ------------------------------------------------------------------------------------------------------------------
 Net Cash Provided (Used) by Financing Activities                                          69,162          (13,781)
- ------------------------------------------------------------------------------------------------------------------
 Net Increase in Cash and Short-Term Investments                                           18,305           10,172
    Cash and Short-term Investments, Beginning of Period                                   60,987           54,504
- ------------------------------------------------------------------------------------------------------------------
 Cash and Short-Term Investments, End of Period                                       $    79,292      $    64,676
==================================================================================================================

 See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FoxMeyer Health Corporation (formerly National Intergroup, Inc.) and its subsidiaries (the "Corporation"), including FoxMeyer Corporation ("FoxMeyer"), a wholly-owned subsidiary, and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.7%-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated balance sheet of the Corporation as of December 31, 1994, the condensed consolidated statements of income for the three and nine months ended December 31, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine months ended December 31, 1994 and 1993 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1994 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1994, which should be read in conjunction with this quarterly report.

NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is based on net income after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary earnings per share.

NOTE 3 - ACQUISITION OF FOXMEYER'S MINORITY INTEREST

On October 12, 1994, the Corporation acquired, by way of merger of FoxMeyer with and into a wholly-owned subsidiary of the Corporation, all of the outstanding shares of FoxMeyer that it did not previously own in exchange for approximately 4,981,000 shares of the Corporation's common stock. These shares were issued from treasury stock held by the Corporation. As a result of this transaction, FoxMeyer became a wholly-owned subsidiary of the Corporation. All FoxMeyer stock options outstanding at the time of the merger, which were exercisable for an aggregate of 1.2 million shares of FoxMeyer common stock, were converted, under the terms of the merger, to 1.1 million options to acquire the Corporation's common stock at prices ranging from $10.85 to $16.39 per share.

The merger transaction was accounted for by the purchase method of accounting. The purchase price was allocated to the 19.5% of FoxMeyer acquired based on the fair value of the assets acquired and liabilities assumed. The difference in the fair value of the assets acquired and liabilities assumed and the market value of the shares of common stock issued resulted in a $15.9 million reduction in goodwill recorded on the original acquisition of FoxMeyer by the Corporation in 1986. The reduction in goodwill will be amortized over the remaining life of the original goodwill. The fair value of the assets acquired and liabilities assumed is subject to change based on evidence of fair value still to be obtained. The difference of approximately $10.2 million between the fair value of the treasury shares issued ($80.0 million) and the average cost of those shares was charged to retained earnings.

Unaudited pro forma results of operations for the nine months ended December 31, 1994 and 1993, had the acquisition of FoxMeyer's minority interest taken place at the beginning of the corresponding fiscal years, are as follows (in thousands of dollars):

- -------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended December 31,
                                                                            ---------------------------------------
                                                                              1994                          1993
- -------------------------------------------------------------------------------------------------------------------
 Income before minority interest                                            $   30,796                    $  16,019
 Minority interest in net income of consolidated subsidiaries                    2,409                         (398)
                                                                            ----------                    ---------
 Net income                                                                 $   28,387                    $  16,417

 Net income applicable to common stockholders                               $   14,166                    $  10,677

 Net income per share                                                       $     0.80                    $    0.46

 Average number of shares outstanding                                           17,768                       23,314
- -------------------------------------------------------------------------------------------------------------------



The foregoing unaudited pro forma results of operations reflect the estimated impact of the valuation of the assets acquired and liabilities assumed for the 19.5% of FoxMeyer common stock acquired on October 12, 1994 as if the purchase had taken place at the beginning of the 1995 and 1994 fiscal years, respectively. The additional shares of common stock of the Corporation issued in the acquisition were assumed to be outstanding for the entire periods presented. These results are not necessarily indicative of the results of operations that would have occurred had the acquisition of FoxMeyer's 19.5% minority interest actually taken place at the beginning of the fiscal year presented, nor are these results of operations indicative of the future results of operations of the Corporation.

NOTE 4 - INVESTMENTS

The Corporation's investments in marketable equity securities, included in "Other current assets", are classified as "available for sale". The carrying value and gross unrealized gains and losses are as follows (in thousands of dollars):


- -------------------------------------------------------------------------------------------------------------
                                                                  December 31, 1994           March 31, 1994
- -------------------------------------------------------------------------------------------------------------
 Carrying value                                                           $  28,763                $  15,969
 Unrealized gains                                                             6,816                      348
 Unrealized losses                                                               47                      683
- -------------------------------------------------------------------------------------------------------------

For the nine months ended December 31, 1994, the change in net unrealized holding gains (losses) was a $7.0 million gain. Proceeds of $18.9 million were received during the nine months ended December 31, 1994 from the sale of marketable equity securities resulting in gross realized gains of $1.3 million and gross realized losses of $0.4 million. The cost of securities sold was determined using the average cost method.

NOTE 5 - LONG-TERM DEBT

During the quarter ended December 31, 1994, Ben Franklin entered into a new revolving credit facility (the "Ben Franklin Facility") which expires in August 1996. The Ben Franklin Facility provides for a two-tier borrowing base of $15 million for the first six months of the calendar year and $25 million for the remainder of the year. The Ben Franklin Facility is secured and bears interest at the prime rate. Additional covenants prohibit, among other things, the payment of dividends and require Ben Franklin to maintain certain financial ratios.

On November 22, 1994, FoxMeyer entered into an amendment to FoxMeyer's revolving credit facility (the "FoxMeyer Credit Facility"), which raised the aggregate commitment under the FoxMeyer Credit Facility to $275 million from $210 million. The covenants under the FoxMeyer Credit Facility were not materially changed as a result of the amendment. The FoxMeyer Credit Facility provides for interest rates based on (i) a Eurodollar rate (as defined) plus a variable fee that cannot exceed 1%, (ii) the prime rate or (iii) rates offered by banks that are parties to the FoxMeyer Credit Facility. The maturity date was extended to December 31, 1997.

On December 19, 1994, the Corporation amended its $15 million revolving credit facility (the "Credit Facility") to allow for the repurchase of additional shares of the Corporation's common stock. In addition, the collateral required on the Credit Facility was raised to 4.0 million shares of FoxMeyer's common stock on October 12, 1994.

NOTE 6 - ACCOUNTS RECEIVABLE FINANCING

On October 27, 1994, FoxMeyer amended its accounts receivable financing program (the "Program") to extend the termination date of the Program to November 21, 1995 and to increase the participation interest in a defined pool of FoxMeyer's trade receivables from $125 million to $200 million. Other terms of the agreement were not significantly changed. The additional $75 million of proceeds received on execution of the amendment were used to reduce amounts outstanding under the FoxMeyer Credit Facility.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):

- -------------------------------------------------------------------------------------------------------------
                                                                              Nine months ended December 31,
                                                                              -------------------------------
                                                                                    1994             1993
- -------------------------------------------------------------------------------------------------------------
 Interest paid                                                                    $   23,246       $   13,605
 Income taxes paid                                                                       917              240
 Noncash transactions:
    Payment of dividends in kind on preferred stock                                    9,748            1,754
    Treasury stock exchanged for FoxMeyer common stock                                90,157                -
- -------------------------------------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of remedial actions that may be required and, in cases of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional cost and expenses it may incur for such environmental liabilities. While management of the Corporation does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes additional work may have to be performed to ascertain the ultimate liability for such sites.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

The Corporation continues to monitor the Phar-Mor, Inc. ("Phar-Mor") bankruptcy proceedings closely and to work with Phar-Mor through the Unsecured Creditor's Committee as Phar-Mor attempts to reorganize and emerge from bankruptcy. The Corporation believes the $40.0 million allowance for possible loss it recorded in December 1992 remains a reasonable estimate of its probable loss; however, there may be future developments, and additional information may become available, that indicate that the estimated loss should be adjusted. The Corporation believes that future adjustments to the allowance recorded to date, if any, would not have a material adverse effect on the Corporation's financial condition. However, should such adjustments be necessary, the amounts could be material to the results of operations for the period or periods in which they are reported.

NOTE 9 - ACQUISITIONS AND INVESTMENTS

As of April 1, 1994, FoxMeyer acquired all of the outstanding stock of Scrip Card Enterprises, Inc. ("Scrip Card") for $10.0 million. Based on Scrip Card obtaining certain revenue targets during each of the three years ending March 31, 1997, an additional $6.0 million may be paid to the former stockholders of Scrip Card. Scrip Card performs prescription benefit management services for small to medium-sized businesses. The transaction was accounted for by the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Scrip Card in amounts equal to their fair market values. Approximately $8.1 million of the purchase price was assigned to the customer lists acquired in the transaction. The allocation of the purchase price is subject to change based on evidence of fair value still to be obtained. The results of operations of Scrip Card have been included in the consolidated financial statements of the Corporation since its acquisition.

On June 28, 1994, FoxMeyer completed an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited ("Evans"). As a result of the amalgamation and the simultaneous exercise of options for 2,000,000 shares of Evans' common stock, which options FoxMeyer had previously acquired, FoxMeyer's ownership interest in the amalgamated corporation, FoxMeyer Canada Inc. ("FoxMeyer Canada"), is 46.0%. FoxMeyer Canada provides health care and pharmacy services in Canada. FoxMeyer's investment in FoxMeyer Canada at December 31, 1994 was $2.2 million and was accounted for under the equity method of accounting. FoxMeyer has options to acquire up to 8,000,000 additional shares of common stock of FoxMeyer Canada at prices ranging from (in Canadian dollars) $1.50 to $3.00.

In October 1994, FoxMeyer acquired US Health Data Interchange, Inc. ("USHDI") for $0.3 million. USHDI provides products and services linking medical providers to payers nationwide, including practice management software and services, electronic claims submission, on-line verification of eligibility and benefits, and other electronic data interchange-related services. FoxMeyer subsequently formed HealthConnect, a new subsidiary to provide prescription benefit management services, data support, linkages and information management services to health professionals throughout the United States. HealthConnect is composed of the following FoxMeyer subsidiaries: USHDI, Health Care Pharmacy Providers, Inc. and Scrip Card.

No pro forma combined results of operations of the Corporation and Scrip Card, Fox Canada and USHDI have been presented as such amounts are not materially different from those previously reported.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") reported net income of $14.7 million and $26.6 million for the three months and nine months ended December 31, 1994, respectively. This represents an increase of approximately $7.1 million and $13.6 million for the three and nine months ended December 31, 1994, respectively, over the same periods of the prior fiscal year. Net income per share was $0.60 and $0.87 per share for the three and nine months ended December 31, 1994, respectively, as compared to $0.28 and $0.40 per share for the three and nine months ended December 31, 1993, respectively. Amounts applicable to common stockholders were significantly affected by the Corporation's November 1993 exchange offer whereby approximately 6.8 million shares of the Corporation's common stock were exchanged for 3.4 million shares of a new series of preferred stock. As a result, preferred stock dividends increased from $5.7 million to $14.2 million for the nine months ended December 31, 1993 and 1994, respectively.

Significant transactions occurring during the nine months ended December 31, 1994 include:

     In April 1994, FoxMeyer Corporation ("FoxMeyer") acquired Scrip Card Enterprises, Inc. ("Scrip Card"), a Utah company engaged in prescription benefit management services to small and medium-sized businesses. Scrip Card was acquired for the purpose of expanding and enhancing FoxMeyer's present prescription benefit management programs.

     In June 1994, FoxMeyer entered the Canadian health care market through an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited. Subsequent to the amalgamation, FoxMeyer's ownership interest in the amalgamated corporation, FoxMeyer Canada Inc. ("FoxMeyer Canada"), is 46.0%. FoxMeyer Canada provides health care, pharmacy and benefit management services in Canada.

     In July 1994, FoxMeyer announced that it had signed an agreement with the University Hospital Consortium ("UHC") for an initial three-year term with UHC having two one-year renewal options. UHC represents an alliance of 67 academic medical centers. When the contract becomes fully effective in February 1995, FoxMeyer will serve as the primary supplier to UHC members that participate in UHC's pharmacy purchasing program. FoxMeyer's management anticipates that the UHC contract will generate $750 million to $800 million in additional prescription drug sales in the first full year of the contract. FoxMeyer has opened seven new warehouses in California, Arizona, Utah, Washington, Tennessee, and New Jersey to service the UHC contract.

     On October 12, 1994, FoxMeyer merged with and into a wholly-owned subsidiary of the Corporation pursuant to which the stockholders of FoxMeyer, other than the Corporation, received 0.904 shares of the common stock of the Corporation for each share of FoxMeyer's common stock in a tax-free reorganization.

     In October 1994, FoxMeyer acquired US Health Data Interchange, Inc. ("USHDI"). USHDI provides products and services linking medical providers to payers nationwide, including practice management software and services, electronic claims submission, on-line verification of eligibility and benefits, and other electronic data interchange-related services.
     FoxMeyer subsequently formed HealthConnect, a new subsidiary to provide prescription benefit management services, data support, linkages and information management services to health professionals throughout the United States. HealthConnect is composed of the following FoxMeyer subsidiaries: USHDI, Health Care Pharmacy Providers, Inc. and Scrip Card.

     Ben Franklin Retail Stores, Inc. ("Ben Franklin") entered into franchise agreements with Crafts Plus +, Inc. ("Crafts Plus"), a chain of approximately 45 crafts stores, on November 9, 1994. Crafts Plus is headquartered in San Antonio, Texas and has stores in Texas, Louisiana, Missouri, Alabama and New Mexico. The stores currently operate primarily under the Crafts, Etc. name and will be converted to Ben Franklin crafts stores within 12 months. Ben Franklin entered into a purchase requirement agreement that requires that Crafts Plus purchase at least 75% of its merchandise from Ben Franklin at prevailing prices. In addition, Ben Franklin will receive royalty payments from these stores. Also, on November 9, 1994, Ben Franklin loaned Crafts Plus $4.9 million under an unsecured, subordinated note which is convertible into 49% of Crafts Plus' common stock at the option of Ben Franklin. The note bears interest at prime plus 2%, has a maturity date of December 31, 1999 and contains certain financial covenants.

     In January 1995, Ben Franklin announced the signing of an agreement with Cotter & Company in which Ben Franklin would offer to supply a majority of Cotter & Company's variety wholesale customers, including 800 V&S variety stores. Ben Franklin will purchase up to $8.6 million of selected variety merchandise and related goods from Cotter & Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 1993

Net sales decreased $90.6 million to $1,306.1 million for the three months ended December 31, 1994, as compared to $1,396.7 million for the three months ended December 31, 1993. Net sales decreased across all of FoxMeyer's customer segments with the exception of Hospitals and Alternate Care. The sales decline at FoxMeyer was due primarily to (i) intense competition among pharmaceutical distributors for new customers, (ii) a decrease in sales to Phar-Mor, Inc. ("Phar-Mor") as a result of continuing store closures, and (iii) FoxMeyer's decision in some cases not to lower prices to keep certain accounts. Ben Franklin's net sales were up slightly over the same period in the prior year primarily from the increase from 10 to 28 in the number of company-owned crafts superstores opened.

Gross profit increased $3.2 million to $89.7 million for the three months ended December 31, 1994 as compared to the same period in the prior year. As a percentage of sales, gross margin increased from 6.2% to 6.9% of net sales for the three months ended December 31, 1993 and 1994, respectively. The increase was principally due to higher margins on Ben Franklin's wholesale sales, higher margins associated with increased sales at Ben Franklin's company-owned stores and the expansion of FoxMeyer's managed care business under HealthConnect which is a higher margin business. FoxMeyer's gross margin for warehouse sales increased slightly in the current period as compared to the prior year. Price competition in FoxMeyer's industry and the decline in inventory investment buying opportunities continue to exert pressure on gross margin. To offset these pressures, FoxMeyer has undertaken to increase gross margin by providing value-added services, emphasizing private label and generic products, increasing sales of higher margin product lines and expanding higher margin businesses such as managed care activities.

Operating expenses decreased $5.7 million to $73.0 million for the three months ended December 31, 1994 as compared to $78.7 million for the three months ended December 31, 1993. FoxMeyer accounted for $4.5 million of the decline. This decrease is the result of FoxMeyer's cost containment and cost reduction programs as well as the effect of lower sales volume. The effect of these programs was partially offset by additional expenses that were incurred in connection with the expansion of managed care businesses, development of certain software products and realignment of distribution centers. Ben Franklin's operating expenses decreased $1.2 million. Without the effect of a $5.3 million restructuring charge recorded in the prior year, operating expenses for Ben Franklin would have increased $4.1 million primarily as a result of the increase in the number of company-owned crafts superstores.

Other income increased $0.1 million to $4.4 million for the three months ended December 31, 1994 as compared to the same period in the prior year. In addition to recurring items, principally fees collected on past-due receivables and costs related to the accounts receivable financing program, other income also includes certain transactions not common to both periods. For the three months ended December 31, 1993, the Corporation recognized a gain on the termination of certain operating leases. In the current year, the Corporation recognized income from a contingent fee arising from a fiscal 1990 asset sale, gains on the sale of certain short-term investments, and a loss on the write-off of obsolete software. In addition, the cost of the accounts receivable financing program rose $1.5 million to $2.4 million for the current year principally as a result of an increase in the average amount of receivables sold from approximately $83 million for the three months ended December 31, 1993 to $175 million for the three months ended December 31, 1994. The Corporation may receive additional contingent fees in each of the next five years principally dependent on aluminum prices. No contingent fees were received in fiscal 1994.

Net financing costs increased $0.3 million to $6.5 million for the three months ended December 31, 1994, as compared to $6.2 million for the three months ended December 31, 1993. Interest income increased $0.5 million principally as a result of the income on notes receivable held by real estate limited partnerships. Interest expense increased $0.8 million. Average debt for the quarter increased by approximately $13.8 million over the three months ended December 31, 1993 primarily as a result of increased borrowing by Ben Franklin and debt incurred by the Corporation's real estate limited partnerships. On average, the Corporation's cost of debt increased 90 basis points as compared to the three months ended December 31, 1993 reflecting the overall increase in rates since December 1993 on the revolving debt of the Corporation and its subsidiaries.

The net preferred income for National Steel Corporation ("NSC") was $1.4 million for the three months ended December 31, 1994, compared to $1.1 million for the prior year period. The $0.3 million increase primarily results from lower expenses related to the Weirton liabilities.

The income tax provision for the third quarter of fiscal 1995 was $1.1 million as compared to a benefit of $1.0 million for the three months ended December 31, 1993. The provision (benefit) for both periods was based on estimates of the full year effective tax rate. The income tax provision (benefit) reflects the income taxes related to Ben Franklin which cannot be consolidated in the Corporation's federal income tax return. The low effective tax rate for the current quarter and the benefit for the prior year were also the result of the reduction in the deferred tax asset valuation allowance.

The minority interest in the net income of consolidated subsidiaries was $0.2 million for the three months ended December 31, 1994, compared to $0.5 million for the three months ended December 31, 1993. The decrease was attributable to the elimination of the minority interest in FoxMeyer resulting from the merger transaction in October 1994 partially offset by the increase in net income of Ben Franklin and the Corporation's real estate limited partnerships.

Preferred stock dividends were $4.7 million for the three months ended December 31, 1994, compared to $3.2 million for the three months ended December 31, 1993. In November 1993, the Corporation exchanged approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock. The additional dividends represent the dividends declared on the new series of preferred stock and the accretion of discount recorded on this series of preferred stock.

NINE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO
NINE MONTHS ENDED DECEMBER 31, 1993

Net sales decreased $241.0 million to $3,813.5 million for the nine months ended December 31, 1994, as compared to $4,054.5 million for the nine months ended December 31, 1993. Net sales decreased across all of FoxMeyer's customer segments with the exception of Hospitals and Alternate Care. The sales decline at FoxMeyer was due primarily to (i) intense competition among pharmaceutical distributors for new customers, (ii) a decrease in sales to Phar-Mor as a result of continuing store closures, and (iii) FoxMeyer's decision in some cases not to lower prices to keep certain accounts. Ben Franklin's net sales were up slightly over the same period in the prior year primarily from the increase from 10 to 28 in the number of company-owned crafts superstores opened.

Gross profit increased $3.1 million to $257.0 million for the nine months ended December 31, 1994 as compared to the same period in the prior year. As a percentage of sales, gross margin increased from 6.3% to 6.7% of net sales for the nine months ended December 31, 1993 and 1994, respectively. The increase was principally due to higher margins on Ben Franklin's wholesale sales, the effect of higher margins associated with increased sales at Ben Franklin's company-owned stores and the expansion of FoxMeyer's managed care business under HealthConnect which is a higher margin business. FoxMeyer's gross margin for warehouse sales remained at the same level as compared to the prior year. Price competition in FoxMeyer's industry and the decline in inventory investment buying opportunities continue to exert pressure on gross margin. To offset these pressures, FoxMeyer has undertaken to increase gross margin by providing value-added services, emphasizing private label and generic products, increasing sales of higher margin product lines and expanding higher margin businesses such as managed care activities.

Operating expenses decreased $10.8 million to $217.1 million for the nine months ended December 31, 1994 as compared to $227.9 million for the nine months ended December 31, 1993. FoxMeyer accounted for $10.9 million of the decrease. This decrease is the result of FoxMeyer's cost containment and cost reduction programs as well as the effect of lower sales volume. The impact of these programs was partially offset by additional expenses that were incurred for the expansion of managed care businesses, the continued development of customer software products and realignment of distribution centers. Ben Franklin's operating expenses increased $0.9 million. Without the effect of a $5.3 million restructuring charge recorded in the prior year, operating expenses for Ben Franklin would have increased $6.2 million primarily as a result of the increase in the number of company-owned crafts superstores.

Other income decreased $0.4 million to $6.3 million for the nine months ended December 31, 1994 as compared to the same period in the prior year. In addition to recurring items, principally fees collected on past-due receivables and costs related to the accounts receivable financing program, other income also includes certain transactions not common to both periods. For the nine months ended December 31, 1993, the Corporation recognized a gain on the termination of certain operating leases. In the current year, the Corporation recognized income from a contingent fee arising from a fiscal 1990 asset sale, gains on the sale of certain short-term investments, gains on the sale of properties and other transactions completed by the Corporation's real estate limited partnerships and a loss on the write-off of certain obsolete software. In addition, the cost of the accounts receivable financing program rose $4.9 million to $5.8 million for the current year as a result of the increase in the period of time the accounts receivable financing program has been in effect and from an increase in the program from $125 million to $200 million in November 1994.

Net financing costs decreased $1.1 million to $17.0 million for the nine months ended December 31, 1994, as compared to $18.1 million for the nine months ended December 31, 1993. Interest income increased $2.4 million primarily as a result of the income on notes receivable held by real estate limited partnerships. Interest expense increased $1.3 million. Average debt for the nine months ended December 31, 1994 increased approximately $7.1 million over the nine months ended December 31, 1993 primarily due to increased borrowing by Ben Franklin and debt incurred by the Corporation's real estate limited partnerships. On average, the Corporation's cost of debt increased 60 basis points as compared to the nine months ended December 31, 1993 reflecting the overall increase in rates since December 31, 1993 on the revolving debt of the Corporation and its subsidiaries.

Results attributable to the NSC investment were $4.1 million for the nine months ended December 31, 1994, compared to a loss of $0.3 million for the prior year period. The increase is principally the result of a $6.8 million unrealized loss recorded in the second quarter of the prior year on the Corporation's investment in NSC common stock. Offsetting this decrease was a $2.4 million gain recognized in May 1993 on the redemption of 10,000 shares of NSC preferred stock owned by the Corporation.

The income tax provision for the nine months ended December 31, 1994 was $2.6 million as compared to a benefit of $1.6 million for the nine months ended December 31, 1993. The provision (benefit) for both periods was based on estimates of the full year effective tax rate. The income tax provision (benefit) reflects the income taxes related to Ben Franklin which cannot be consolidated in the Corporation's federal income tax return. The low effective tax rate for the current period and the benefit for the prior year were also the result of the reduction in the deferred tax asset valuation allowance.

The minority interest in the net income of consolidated subsidiaries was $4.1 million for the nine months ended December 31, 1994, as compared to $2.9 million for the nine months ended December 31, 1993. The increase was attributable to the increase in net income of Ben Franklin, the Corporation's real estate limited partnerships and FoxMeyer prior to the acquisition of FoxMeyer's minority interest in October 1994.

Preferred stock dividends were $14.2 million for the nine months ended December 31, 1994, compared to $5.7 million for the nine months ended December 31, 1993. In November 1993, the Corporation exchanged approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock. The additional dividends represent the dividends declared on the new series of preferred stock and the accretion of discount recorded on this series of preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations (which includes working capital components) was $13.2 million for the nine months ended December 31, 1994. The change in working capital components used $102.2 million of funds. Operations and the sale of $75 million of receivables provided $115.4 million of funds. The increase in accounts payable and accrued liabilities of $206.5 million primarily related to the funding of the increase in inventories.

Cash used in investing activities was $64.0 million for the nine months ended December 31, 1994. Approximately $40.8 million of funds were used to purchase property and equipment during this period. The Corporation intends to spend an additional $12.0 million during the remainder of the fiscal year on the purchase of property and equipment. An additional $10.9 million was used to acquire Scrip Card and other acquisitions, net of cash acquired. The Corporation made other investments in real estate and marketable securities which used approximately $13.0 million of funds, net of proceeds from the sale of investments, during the nine months ended December 31, 1994.

Financing activities provided $69.2 million of funds for the nine months ended December 31, 1994. The proceeds from issuance of long-term debt and other debt repayments were primarily related to the Corporation's real estate operations. Net borrowings under the Corporation's various credit facilities increased by $87.4 million during this period. Approximately $17.0 million was used to purchase shares of the Corporation's common stock.

Management assesses the Corporation's liquidity based on its major business segments: FoxMeyer, Ben Franklin, and certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company") which includes the Corporation's real estate limited partnership activities. Each of the business segments must, for the most part, fund its own operations and capital needs. FoxMeyer's debt agreements allow, among other things, payments to the Holding Company under a tax sharing agreement between the Holding Company and FoxMeyer and for dividend payments to the Holding Company subject to certain limitations. Under the most restrictive of the limitations, approximately $21.4 million was available as of December 31, 1994 from which future dividends may be paid to the Holding Company by FoxMeyer. Ben Franklin may not pay any dividends to the Holding Company under its debt agreements. Both Ben Franklin's and FoxMeyer's debt agreements also restrict intercompany loans or other asset transfers with the Corporation.

FoxMeyer

As of December 31, 1994, FoxMeyer had borrowed $122.5 million under its $275.0 million revolving credit facility (the "FoxMeyer Facility"). The average and maximum amounts borrowed during the nine months ended December 31, 1994 under FoxMeyer's revolving credit facilities were $57.4 million and $178.6 million, respectively. On October 27, 1994, FoxMeyer amended its accounts receivable financing program (the"Program") to extend the termination of the Program to November 21, 1995 and to increase the participation interest in a defined pool of FoxMeyer's trade receivables from $125 million to $200 million. The additional $75 million of proceeds received from the sale of trade receivables were used to reduce amounts outstanding under the FoxMeyer Facility.

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

Ben Franklin

As of December 31, 1994, Ben Franklin had borrowed $8.4 million under the $25 million currently available under its revolving credit facility (the "Ben Franklin Facility"). The average and maximum amounts borrowed under the Ben Franklin Facility during the nine months ended December 31, 1994 were $9.5 million and $24.0 million, respectively.

The Ben Franklin Facility has a two-tier revolving line of credit of $15 million for the first half of the calendar year and $25 million for the remainder of the year. The Ben Franklin Facility expires on August 1, 1996. The borrowings bear interest at the prime rate and are secured by Ben Franklin's wholesale inventory and accounts receivable. The Ben Franklin Facility prohibits the payment of dividends, contains a number of covenants and conditions and requires Ben Franklin to maintain certain financial ratios.

Ben Franklin's management believes that cash on hand, cash generated by operations, borrowings under its revolving credit facility, credit from its vendors and customer financing programs will be sufficient to fund normal working capital needs and to fund expected capital expenditures of $2.4 million during the remainder of the fiscal year. Ben Franklin may also use these sources of funds to repurchase up to 1.1 million shares of Ben Franklin's common stock under a plan announced October 5, 1994. As a result of the acquisition of business from Crafts Plus and Cotter & Company as discussed above, Ben Franklin may need to seek additional financing to fund increases in working capital. Ben Franklin believes that, if necessary, additional financing can be obtained at reasonable rates.

During fiscal 1994, Ben Franklin established a $5.3 million reserve for restructuring its wholesale distribution operations. Approximately $0.8 million represented a non-cash write down of variety store inventories and another $0.8 million was spent during fiscal 1994 for workforce reduction and relocation costs. During the nine months ended December 31, 1994, an additional $1.3 million was expended on workforce reduction and relocation costs. All workforce reductions have now been completed resulting in the termination of 27 employees. The remaining balance of $2.4 million is for expenditures to complete warehouse relocations. These expenditures are expected to continue into the next fiscal year.

Holding Company

At December 31, 1994, the Holding Company had unrestricted cash and short-term investments of approximately $5.0 million. In addition, the Holding Company had $3.8 million available under a revolving credit facility (the "Credit Facility"). The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, dividend payments on the Corporation's redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain.

In addition to the Credit Facility, the Corporation has a $30.0 million loan from FoxMeyer. Both of these financing arrangements are secured by shares of the common stock of FoxMeyer and restrict the payment of cash dividends on the Corporation's common stock and on its Series A preferred stock. The average and maximum amounts borrowed under the Credit Facility during the nine months ended December 31, 1994 were $4.8 million and $14.2 million, respectively.

The Holding Company will rely on cash on hand, dividends received on shares of FoxMeyer common stock, payments from FoxMeyer under its tax sharing agreement and funds available under the Credit Facility to meet the cash funding obligations described above. The Corporation may also receive additional contingent fees arising from a fiscal 1990 asset sale in each of the next five years principally dependent on aluminum prices. The Holding Company may also use these sources of funds and proceeds from sale of investments to fund its purchase of the Corporation's common stock under previously announced common stock buy-back programs including a new program to purchase up to 1 million shares that was announced in January 1995.

Other Matters

The Corporation continues to monitor the Phar-Mor bankruptcy proceedings closely. The Corporation believes the $40 million allowance for possible loss recorded in December 1992 remains a reasonable estimate of its probable loss. The Corporation believes any future adjustments to this amount, if they should be necessary, may be material to the results of operations for the period or periods in which they are reported, but the adjustments, if any, would not have a material effect on the Corporation's financial condition.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, as supplemented by the Corporation's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1994 and September 30, 1994, respectively, the following additional information is provided:

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

         On July 6, 1994, the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. served Alumet and Southwire with a complaint alleging that Alumet, the Corporation, Southwire and NSC, as well as other parties, are liable for the cost of cleaning up the Lowry Landfill. The complaint has not yet been served on the Corporation. On August 15, 1994, Alumet answered the complaint, denying liability and raising a number of affirmative defenses and counter claims. A Scheduling Order was entered on October 17, 1994 and discovery has commenced.

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

         Alumet received, on November 22, 1994, a Unilateral Administrative Order (the "Order") from the EPA directing each of the recipients of the Order to perform the remedial design and take remedial action at the Lowry Landfill Superfund Site. The Corporation is one of many parties covered by the terms of the Order. Alumet believes it has significant defenses to the Order and continues to evaluate those defenses with its counsel. In addition, Alumet has been engaged in settlement discussions with representatives of the EPA concerning resolution of its alleged responsibility for remediation at the Lowry Landfill Site. As a consequence of these discussions, Alumet's formal response to the Order has been suspended until February 10, 1995 and EPA counsel has advised that the response deadline will be extended further, perhaps as much as eight weeks.

         FoxMeyer Corporation

         FoxMeyer Drug Company ("FoxMeyer Drug"), a wholly-owned subsidiary of FoxMeyer Corporation ("FoxMeyer"), is a defendant in several class action suits originally filed in late 1993 by independent retail drug stores in the U.S. District Court for the Southern District of New York. By order of the Judicial Panel on Multidistrict Litigation dated February 4, 1994, all related actions pending in various federal courts on the subject matter were consolidated and coordinated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. FoxMeyer Drug was not named as a defendant in any other of the pending actions. Thereafter, on or about March 9, 1994, a Consolidated and Amended Class Action Complaint titled In re Brand Name Prescription Drugs Antitrust Litigation (the "Amended Complaint") was filed consolidating all pending class actions, including those in which FoxMeyer Drug was a named defendant. The Amended Complaint alleges, on behalf of a purported class of retail pharmacies, that the pharmaceutical manufacturers and drug wholesalers conspired to fix the prices of prescription drugs sold to retail drug stores. Plaintiffs seek treble damages of an unspecified amount, injunctive relief and attorneys' fees.

         On April 26, 1994, all drug wholesalers named as defendants in the Amended Complaint moved for summary judgment. On October 18, 1994, the Court denied the motion for summary judgment, permitting plaintiffs to go forward with discovery. The wholesaler defendants, including FoxMeyer Drug, expect that they will renew their motion for summary judgment after discovery has been completed. FoxMeyer Drug believes that it has meritorious defenses to the allegations asserted against it and is vigorously defending itself in this litigation.

         On or about July 29, 1994, an action was commenced by five Wisconsin retail pharmacies in the Circuit Court of Dane County, Wisconsin, in which FoxMeyer Drug was named as a defendant (K-S Pharmacies, Inc. et al. v. Abbott Laboratories, et al.). This action, asserted on behalf of an alleged class of retail pharmacies, alleges violations of certain Wisconsin price discrimination, conspiracy and antitrust statutes in connection with the sale of prescription drugs in Wisconsin. The complaint seeks injunctive relief and treble damages. On October 3, 1994, FoxMeyer Drug, as well as other defendants, filed a motion to stay this action, a motion to dismiss or, in the alternative, for a more definite statement. The Court denied the motion to stay and reserved decision on the motion to dismiss. FoxMeyer Drug believes it has meritorious defenses to the allegations asserted against it and is vigorously defending itself in this action.

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

         In December, the Plaintiffs filed a motion to void the Agreement as illegal and against public policy. FoxMeyer Drug and the other defendants believe the motion is without merit and have responded accordingly. A decision is pending.

         FoxMeyer Health Corporation

         Shortly after the announcement of the initial offer with respect to the merger of National Intergroup, Inc. ("NII") and FoxMeyer (the "Initial Offer"), class action lawsuits were filed against NII, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of shares of FoxMeyer common stock.

         The class action lawsuits, which have been consolidated, sought to enjoin the transaction contemplated by the Initial Offer or, if consummated, to rescind the transaction, and requested an award for money damages, attorneys' fees and costs. In connection with the merger transaction as consummated on October 12, 1994 (the "Merger"), an agreement in principle between plaintiffs and the defendants concerning the terms of the Merger and the settlement of the class action lawsuits was reached and a Memorandum of Understanding was executed on June 30, 1994. The Memorandum of Understanding provides, in substance, that, subject to confirmatory discovery, plaintiffs will enter into a settlement of the class action lawsuits, which settlement will be subject to conditions, including, among other things, entry of a judgment dismissing the class action lawsuits. The Memorandum of Understanding also provides that defendants entered into such Memorandum of Understanding to, among other things, eliminate the burden and expense of future litigations. The proposed settlement will provide for a complete discharge, settlement and release of, and an injunction barring, all claims, rights, causes of action, suits, matters and issues, whether known or unknown, that have been, could have been, or in the future might be asserted in the class action lawsuits or in any proceedings by or on behalf of the plaintiffs. In connection with such settlement, the corporate defendants would pay the plaintiffs' counsel fees and expenses in an amount not to exceed $410,000, as may be awarded by the Court to such counsel. The defendants have answered the consolidated class action complaint, denying the material allegations therein, including allegations that any of them committed or have threatened to commit any violations of law or breaches of duty to the plaintiffs and asserting certain affirmative defenses.

         On September 20, 1994, counsel for plaintiffs in two of the class action lawsuits informed counsel for the defendants that those plaintiffs (the "Withdrawing Plaintiffs") were withdrawing from the Memorandum of Understanding and would seek to oppose any settlement of the class action lawsuits on the terms set forth in the Memorandum of Understanding. Plaintiffs in all of other actions (the"Non-Withdrawing Plaintiffs") continued to engage in discovery pursuant to the Memorandum of Understanding.

         On September 30, 1994, the Withdrawing Plaintiffs filed a motion for a preliminary injunction seeking to enjoin the consummation of the Merger and sought to schedule a date for a preliminary injunction hearing. That same day, the Court denied the request to schedule a preliminary injunction hearing.

         On October 11, 1994, the State of Wisconsin Investment Board ("SWIB"), alleging that it was a shareholder of FoxMeyer, moved to intervene in the consolidated class action lawsuits, seeking to file a complaint in intervention challenging the Merger and defendants' conduct in connection therewith.

         On December 2, 1994, SWIB withdrew its motion to intervene in the consolidated class action lawsuits and filed a complaint entitled State of Wisconsin Investment Board v. FoxMeyer Health Corp., et. al., in the Delaware Chancery Court in and for New Castle County against the same persons named as defendants in the consolidated class action lawsuits. The SWIB complaint alleges that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and at a time designed so that NII could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The SWIB complaint also alleges that the proxy statement issued in connection with the Merger failed to disclose (i) that the FoxMeyer Special Committee never examined the basis for FoxMeyer's projections or took into account in reviewing those projections certain increases in business expected by FoxMeyer,
         (ii) that certain analyses used by Smith Barney in rendering its fairness opinion on the Merger were flawed, and (iii) that FoxMeyer's actual performance was substantially exceeding projections at the time of the issuance of the proxy statement. Defendants have filed a motion to stay the SWIB action, which motion is currently pending. Defendants intend to contest the allegations in the SWIB complaint.

         Pursuant to the Memorandum of Understanding, the parties have engaged in and have substantially completed confirmatory discovery. To date, no settlement agreement has been entered into. In the event a settlement agreement is entered into, it is expected that stockholders of FoxMeyer separately will be provided a notice containing future information regarding the proposed settlement and related proceedings, including a settlement hearing to be scheduled by the court. In the event a settlement agreement is not entered into, defendants intend to vigorously defend both the consolidated class action lawsuits and the action brought by SWIB.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10-A Third Amendment to Loan Agreement dated as of October 12, 1994 among the Corporation, the Banks identified therein and Banque Paribas, as Agent for the Banks.

                 10-B Fourth Amendment to Loan Agreement dated as of December 19, 1994, among the Corporation, the Banks identified therein and Banque Paribas, as Agent for the Banks.

                 10-C Fourth Amendment to Amended and Restated Loan Agreement, Consent and Waiver, dated as of November 22, 1994, among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer referred therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders.

                 10-D Second Amendment dated as of November 22, 1994 to Trade Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation, Corporate Asset Funding Company, Inc., Enterprise Funding Corporation, Citibank, N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, Citicorp North America, Inc., individually and as agent, and the Banks listed therein.

                 10-E Amendment dated October 12, 1994 to the 1993 Stock Option and Performance Award Plan of the Corporation.

                 11       Computation of earnings per share of common stock.

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K

                 The Corporation filed the following reports on Form 8-K during the three months ended December 31, 1994:

                 Current Report on Form 8-K dated October 10, 1994 regarding the revised exchange ratio with respect to the Agreement and Plan of Merger among the Corporation, FoxMeyer Acquisition Corp. and FoxMeyer Corporation.

                 Current Report on Form 8-K dated October 12, 1994 regarding the merger of FoxMeyer Corporation into a wholly-owned subsidiary of the Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized





                                              FOXMEYER HEALTH CORPORATION


                                              By: /s/ Edward L. Massman
                                                  -----------------------------
                                                  Edward L. Massman
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)



Date:  February 13, 1995

                              INDEX TO EXHIBITS



Exhibit
  No.                       Description
- -------                     -----------
 10-A     Third Amendment to Loan Agreement dated as of October
          12, 1994 among the Corporation, the Banks identified
          therein and Banque Paribas, as Agent for the Banks.

 10-B     Fourth Amendment to Loan Agreement dated as of
          December 19, 1994, among the Corporation, the Banks identified therein and Banque Paribas, as Agent for the Banks.

 10-C     Fourth Amendment to Amended and Restated Loan
          Agreement, Consent and Waiver, dated as of November
          22, 1994, among FoxMeyer Corporation, FoxMeyer Drug
          Company, Merchandise Coordinator Services
          Corporation, Harris Wholesale Company, the Lenders and Issuer referred therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders.

 10-D     Second Amendment dated as of November 22, 1994 to
          Trade Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation,
          Corporate Asset Funding Company, Inc., Enterprise
          Funding Corporation, Citibank, N.A., NationsBank of
          North Carolina, N.A., individually and as Co-Agent,
          Citicorp North America, Inc., individually and as agent, and the Banks listed therein.

 10-E     Amendment dated October 12, 1994 to the 1993 Stock
          Option and Performance Award Plan of the Corporation.

 11       Computation of earnings per share of common stock.

 27       Financial Data Schedule.
