Form 10-K405
period 1995-03-31
FOXMEYER HEALTH CORP
filed 1995-06-29
CIK 716644

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

      [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1995

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-8549

                         FOXMEYER HEALTH CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                                25-1425889
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 1220 SENLAC DRIVE, CARROLLTON, TEXAS                     75006
(Address of principal executive offices)                (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  214-446-4800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                          -----------------------------------------
 Common Stock, par value $5 per share                                     New York Stock Exchange
 $5 Cumulative Convertible Preferred Stock                                New York Stock Exchange
 $4.20 Cumulative Exchangeable Series A Preferred Stock                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
           ---

On June 27, 1995, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $228,092,000.

On June 27, 1995, there were 16,448,761 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on August 8, 1995 are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS

         (A)  GENERAL DEVELOPMENT OF BUSINESS

         The registrant is a holding company principally involved in (i) health care services, including the distribution of a full line of pharmaceutical products and health and beauty aids to independent drug stores, hospitals, alternate care facilities and chain stores, as well as providing managed care and information-based services to health care sponsors, pharmacies and physicians through its wholly-owned subsidiary FoxMeyer Corporation ("FoxMeyer"), and (ii) the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to those stores, through its 67.7%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin").

         The registrant was incorporated in Delaware on September 27, 1982, for the purpose of effecting a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries in which NSC assets pertaining to the steel industry were separated from its non-steel assets. Pursuant to the restructuring, on September 13, 1983, NSC was merged with a subsidiary of the registrant and the stockholders of NSC became stockholders of the registrant. The registrant sold substantially all of its investment in NSC and related cyclical operations by 1991. As part of its strategy to acquire distribution businesses, the registrant had acquired FoxMeyer and Ben Franklin in March 1986. FoxMeyer has since acquired several regional wholesale pharmaceutical distribution firms. In September 1991, FoxMeyer sold 10,350,000 new shares of common stock in an initial public offering, thereby reducing the registrant's ownership in FoxMeyer to 67%. Subsequently, the registrant and FoxMeyer purchased shares of FoxMeyer in open market transactions and a tender offer resulting in the registrant's ownership in FoxMeyer increasing to 80.5%. On October 12, 1994, the registrant acquired, by way of merger of FoxMeyer with and into a wholly-owned subsidiary of the registrant, all of the outstanding shares of FoxMeyer that it did not previously own in exchange for approximately 4,981,000 shares of the registrant's common stock. These shares were issued from treasury stock held by the registrant. As a result of this transaction, FoxMeyer became a wholly-owned subsidiary of the registrant. In May 1992, the registrant sold 1,800,000 of shares of common stock of Ben Franklin in a public offering. As a result of the public offering, the exercise of Ben Franklin stock options and the purchase by Ben Franklin of shares of its common stock on the open market, the registrant's ownership of Ben Franklin was 67.7% at March 31, 1995.

         (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The registrant principally operates in two segments, the health care services segment through FoxMeyer and the wholesale and retail distribution of crafts and variety goods by Ben Franklin.

         (C)  DESCRIPTION OF THE BUSINESS

         The following is a description of the registrant's operating subsidiaries:

                              FOXMEYER CORPORATION

GENERAL

         FoxMeyer believes it is the fourth largest wholesale drug distributor in the United States. Through its 25 distribution centers, FoxMeyer sells a broad line of pharmaceutical products and health and beauty aids. FoxMeyer's geographic coverage includes the entire continental United States.

         FoxMeyer's customers include independent drug stores ("Independents"), chain drug stores and food stores with more than five store locations ("Chains") and hospitals and alternate care facilities ("Hospitals and Alternate Care"). FoxMeyer complements its distribution activities by offering a broad range of merchandising and marketing programs and computer-based services, including merchandising assistance, training, product selection and shelf allocation, advertising and promotional support, store layout, inventory tracking and management reports. Through FoxMeyer's proprietary Health Mart(R) franchise program, FoxMeyer offers its 797 franchisees (as of March 31, 1995) services and benefits normally associated with a drug store chain. In addition, FoxMeyer has developed programs designed to attract customers in growing specialty market niches, such as home health care, long-term care and institutional pharmacies. FoxMeyer has established itself in markets geared toward meeting the needs of oncology, dialysis and ambulatory clinics.

         FoxMeyer has also increased its efforts in developing and marketing information-based services that will improve the quality and cost effectiveness of health care. FoxMeyer has consolidated these initiatives into CareStream. CareStream will provide integrated business solutions to existing FoxMeyer customers and broaden FoxMeyer's market reach to health plans, physicians, hospitals and retail pharmacies with products and services that improve health care management and patient outcomes through the strategic application of technology-based tools, connectivity software, information databases and expert services. In addition to the prescription benefits management program that FoxMeyer has traditionally supported, several new initiatives have been added in fiscal 1995.

WHOLESALE DRUG DISTRIBUTION INDUSTRY

         FoxMeyer believes that the wholesale drug distribution industry will continue to grow due to increases in the average age of the United States population, continued dependence by manufacturers of pharmaceuticals on wholesale drug distributors, growth in the rate of introduction of new pharmaceuticals, and additional shifts toward the use of efficient drug therapies to replace more expensive hospital and surgical procedures. FoxMeyer believes that the industry has been consolidating and that this consolidation has resulted in large part from the inability of smaller distributors to achieve economies of scale in their business and from the increasing cost to maintain competitive parity in information technology. FoxMeyer believes this trend toward consolidation will continue.

         Federal and state governments are exploring ways to control health care costs. Cost containment measures are being implemented or considered by legislative bodies, governmental agencies, and other customers of health care products. Large customers such as managed-care groups, buying groups and hospitals are expected to account for an increasing portion of pharmaceutical purchases. In addition, programs such as "best pricing" employed by Medicaid, which require manufacturers to rebate to state Medicaid agencies the difference between a company's average manufacturer's price and the best price at which the product is sold to any customer, and "generic substitution laws," which permit, and in some cases require, the dispensing pharmacist to substitute a generic equivalent drug for the brand name product prescribed, are likely to be imitated and expanded. In response to this attention, many pharmaceutical manufacturers have indicated that they will keep their price increases in line with anticipated levels of general consumer price inflation. FoxMeyer believes that cost containment pressures will continue in the future and, as a result, impose additional limitations on FoxMeyer's gross margin. Specifically, benefits derived from FoxMeyer's inventory investment buying, and its holding substantial quantities of inventory, are diminished with lower and less frequent price increases. FoxMeyer's principal long-term strategies to address this changing business environment are to efficiently manage investment inventory levels, to continue to identify and implement programs which lower operating expenses as a percentage of sales, to strengthen its sales and marketing efforts aimed at new customers and to expand the availability of value-added services to its customers. Specifically, as part of its effort to offset the decrease in gross margin, FoxMeyer is shifting its sales mix to higher margin over-the-counter products, health and beauty aids and general merchandise. FoxMeyer is also expanding its private label, generic brand and specialty distribution programs.

         Inventory. FoxMeyer maintains an active inventory of over 35,000 stock keeping units consisting principally of a full line of prescription pharmaceutical products, health and beauty aids (including over-the-counter medications) and, to a lesser extent, general merchandise typically found in drug stores. At March 31, 1995 approximately 87% of FoxMeyer's inventory was attributable to pharmaceutical products. FoxMeyer maintains a computer-based perpetual inventory and closely monitors inventory turnover to assist its buyers in their decisions.

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

         Management Information Systems. FoxMeyer's distribution centers are linked to one of FoxMeyer's three data processing centers in Wichita, Kansas, Dallas, Texas and Eagan, Minnesota. Management information systems serve several important functions in FoxMeyer's business. Due to the large volume of transactions processed, the quality and reliability of the internal management information systems and the accuracy and timeliness of the financial controls they provide are important for maximizing profitability. FoxMeyer's management information systems also provide for, among other things, electronic order entry by customers, invoice preparation, purchasing and inventory tracking. In addition, FoxMeyer's management information systems form the basis for a number of the value-added services that FoxMeyer provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updating and price labels.

         FoxMeyer began a migration of its core systems about three years ago under a $60 million project that is now called "Delta". Delta is the key to improving efficiency and offering innovative services to FoxMeyers' customers. During fiscal 1995, on-line systems for purchasing, order processing, warehouse management and accounting functions were started. Final implementation of all system functions is scheduled for late calendar 1996. Delta will enable FoxMeyer to more efficiently manage inventories by controlling stock levels, enhancing investment buying programs and providing decision management information to customers and suppliers. Delta will also be the key to re-engineering business processes and improving productivity of FoxMeyer's employees to lower operating costs.

         Order Processing and Distribution. Orders are transmitted directly from FoxMeyer's customers by electronic order entry equipment to one of FoxMeyer's data processing centers. Orders are relayed on the same day to the appropriate distribution center and are generally filled and delivered within 12 to 24 hours using a combination of FoxMeyer's own trucks and third-party contract carriers. Upon receipt of a customer's order, an order selection document is produced which identifies the products ordered, unit prices and the method of shipment. Currently, orders are principally filled by manual selection and packaging. FoxMeyer has a quality assurance program under which random orders are selected for review to test order-fill accuracy. Under FoxMeyer's warehouse automation program, FoxMeyer has installed automatic order selection systems for its highest volume product lines in its larger distribution centers to supplement manual order selection. Management believes this will result in improved turnaround time, improved accuracy and cost reductions. FoxMeyer is nearing completion of its state-of-the-art National Distribution Center in Washington Court House, Ohio. Automated picking will account for more than 80% of the lines ordered each day. This distribution center incorporates 60 carousels and two 150-foot A-Frame Automatic Picking Systems. The National Distribution Center will also use manual picking controlled by a new warehouse management system that guides bar-coded totes along conveyors throughout the facility. The system tracks inventory in both primary and secondary locations to maximize fill rates. This warehouse management system will be rolled out to other FoxMeyer distribution centers over the next two fiscal years.


         The National Distribution Center will also offer next-day air service through Airborne Express from its hub in Wilmington, Ohio. This will allow FoxMeyer to consolidate its back-order operations at one distribution center simplifying this task and reducing the level of safety-stock inventory FoxMeyer must maintain nationwide, further reducing inventory costs.

         FoxMeyer has built its distribution network on the principle of maximizing the geographic area served. FoxMeyer opened seven new distribution centers in fiscal 1995 in California(2), Arizona, Utah, Washington, Tennessee and New Jersey to service a new customer, the University Hospital Consortium ("UHC"), which is expected to generate over $700 million in additional prescription drug sales in fiscal 1996. These additional distribution centers have also given FoxMeyer a national presence by adding centers on the West Coast. FoxMeyer will now be better able to service national chains and hospitals. In addition, FoxMeyer closed one of two distribution centers in Leetsdale, Pennsylvania. FoxMeyer expects to close the Cincinnati and Solon, Ohio distribution centers by the end of the second quarter of fiscal 1996 after the opening of the National Distribution Center in Washington Court House, Ohio. FoxMeyer is reviewing other possible distribution center restructurings to reduce costs and, at the same time, provide equal or better service to FoxMeyer's customers.

         Business and Marketing Strategy. The key elements of FoxMeyer's strategy to improve profitability, to attract and retain customers and to expand nationwide include: (i) Focus on Quality - Delivering products quickly and in good condition and providing consistently high quality service through a comprehensive computerized order entry system, inventory availability, accurate order completion procedures and efficient transportation methods; (ii) Cost Efficient Operations - Controlling operating expenses and improving asset utilization by establishing large distribution centers that service broad geographic areas and supply these operations with state of the art delivery networks, management information systems and warehouse automation; (iii) Innovative Services - Providing value-added services such as merchandise and marketing programs, computer based services, the Health Mart(R) franchise program described below, health care and long-term care programs and alternate care pharmacy programs; (iv) Local Responsiveness -Responding quickly to customer needs and problems through a decentralized approach to operations and
(v) National Coverage - Providing national distribution for large chains and for hospital and alternate care purchasing groups.

MANAGED CARE AND INFORMATION-BASED SERVICES

         FoxMeyer has recently consolidated its managed care and information-based services under CareStream. CareStream will provide innovative business solutions through strategic application of technology-based tools. CareStream includes CareStream ProAct(TM) order management, group reporting and innovative software systems. The ProAct software product suite contains tools used by retail and hospital-based pharmacies to lower the costs of pharmaceutical purchases, improve inventory turns and reduce labor. The software provides decision support functions that electronically insure best price purchasing, improves order fulfillment with on-line inventory checking, confirms compliance with preferred item purchases and checks compliance with negotiated contract and group purchasing agreements.

         CareStream also includes OmNex Health, Inc. ("OmNex"), the parent company for the managed care and pharmacy benefits management unit consisting of Health Care Pharmacy Providers, Inc. ("HCPP"), and Scrip Card Enterprises, Inc. ("Scrip Card"). HCPP and Scrip Card offer health care providers such as health maintenance organizations and self-insured employers a network of approved pharmacies to fill prescriptions of plan participants. HCPP and Scrip Card also provide on-line information services that allow access to benefit plans, membership eligibility, drug utilization and therapeutic data. OmNex is also the parent company of US HealthData Interchange, Inc. ("USHDI"). USHDI provides physician management software, electronic claims processing services which link medical providers to payers nationwide, and on-line verification of eligibility and benefits.

         In addition, CareStream includes Synercom Health Systems, ("Synercom"), NexCare, Inc. ("NexCare") and DataNet. Synercom is a leading supplier of pharmacy management computer systems to independent and chain pharmacies and to long-term care facilities. Synercom's systems are used to capture and manage patient information, process prescriptions, maintain inventories and process on-line prescription claims. NexCare provides systems that integrate pharmacy practice management with payer programs to manage patients more effectively and improve health outcomes. DataNet provides an electronic link between pharmacies and third-party providers. DataNet also collects and disseminates drug utilization data.

         FoxMeyer has acquired a 47% interest in FoxMeyer Canada Inc. ("FoxMeyer Canada"). FoxMeyer Canada provides health care, pharmacy and pharmacy benefit management services in Canada. FoxMeyer Canada has recently acquired Les Ordinateurs Hypocrat Inc. which provides computer services and telecommunication networks to most sectors of Quebec's health care system.

CUSTOMERS

         FoxMeyer sells its products to a wide range of customers including Independents, Chains and Hospitals and Alternate Care. The following table summarizes FoxMeyer's net sales by type of customer and the percentage of net sales represented thereby (in thousands of dollars):


==================================================================================================================
                                                                  Year Ended March 31,
                                       --------------------------------------------------------------------------
                                               1995                      1994                       1993
                                       ---------------------      --------------------      ---------------------
       Type of Customer                  Net Sales       %         Net Sales       %          Net Sales       %
       ------------------------------  ------------   ------      ------------   -----      ------------    -----
       Independents                     $1,683,311      35%       $ 1,751,592      34%      $ 1,470,623      33%
       Chains (1)                        1,489,011      31          1,650,990      33         1,551,574      34
       Hospitals & Alternate Care        1,231,172      25          1,163,370      23           996,248      22
       Other Activities (2)                418,790       9            505,494      10           486,989      11
                                       ------------   ------      ------------   -----      ------------    -----
       Total                            $4,822,284     100%       $ 5,071,446     100%       $4,505,434     100%
==================================================================================================================

         (1) As discussed below, sales to Chains have been negatively impacted by the bankruptcy of Phar-Mor, Inc. ("Phar-Mor").

         (2) Includes bulk sales, sales by FoxMeyer's subsidiaries, Merchandising Coordinator Services Corporation and Health Mart, Inc. and sales by the Managed Care and Information-Based Services businesses. See "Other Activities" below.


         During fiscal 1995, total purchases by FoxMeyer's ten largest customers were approximately $1.9 billion or 40.0% of net sales. On August 17, 1992, Phar-Mor, FoxMeyer's largest customer at that time and which accounted for $579.0 million or approximately 12.9% of FoxMeyer's net sales for the 1993 fiscal year, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Phar-Mor has closed over 165 stores and announced plans for additional store closures that would leave only 102 stores open compared to 309 stores before its bankruptcy filing. As a result of these stores closing, sales to Phar-Mor in fiscal 1994 and fiscal 1995 were $395.2 million or 7.8% of net sales and $339.0 million or 7.0% of net sales, respectively.

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

HOSPITALS AND ALTERNATE CARE

         Sales to Hospitals and Alternate Care include sales to hospitals, long-term care facilities, rehabilitation hospitals and providers of home health care services. These customers, either individually or through group purchasing organizations, typically negotiate pricing arrangements directly with pharmaceutical manufacturers who agree to supply these customers through FoxMeyer. FoxMeyer, in turn, agrees to sell at these negotiated prices and to provide contract administration. During fiscal 1995, FoxMeyer entered into a contract for an initial three year term with UHC. UHC, an alliance of 67 academic medical centers, has chosen FoxMeyer to serve as the primary supplier to UHC members that participate in UHC's pharmacy purchasing program.

OTHER ACTIVITIES

         Bulk Sales.   Bulk sales represent large volume orders, usually by
chain stores, hospitals and alternate care facilities, which are serviced from the on-hand inventory stock of FoxMeyer.

         Merchandise Coordinator Services Corporation ("MCSC"). MCSC, which operates as "FoxMeyer Trading Company," purchases pharmaceutical products, health and beauty aids and salon products in large quantities for short-term resale. The activities of this subsidiary are to be substantially reduced in fiscal 1996 as the low-inflation climate has limited the potential profits that can be achieved. Some of these activities will be continued through the distribution purchasing group.

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

         Managed Care and Information-Based Services. See the description of these businesses under the heading "Managed Care and Information-Based Services" above.

COMPETITION

         The wholesale drug distribution business is highly competitive, with many distributors competing primarily on the basis of price and service. Principally, FoxMeyer competes with national drug wholesalers, the three largest of which are McKesson Corporation, Bergen Brunswig Corporation and Cardinal Health, Inc. FoxMeyer also competes with numerous local and regional drug wholesalers, manufacturers, and mail-order and specialty distributors. FoxMeyer has several larger competitors in the managed care and information-based services segments. Certain of FoxMeyer's current and potential competitors have or may obtain significantly greater financial and marketing resources than FoxMeyer. Although FoxMeyer believes that it currently competes favorably with other wholesale drug distributors in terms of price and service, there can be no assurance that FoxMeyer will not encounter increased competition in the future.

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

         The Federal Food, Drug and Cosmetic Act generally regulates such matters as the handling, packaging, storage and labeling of drugs and cosmetics shipped in interstate commerce. The Prescription Drug Marketing Act, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed in accordance with federally established guidelines on storage, handling and records maintenance by each state in which they conduct business. In addition, because certain drugs that FoxMeyer handles are regulated under the Controlled Substances Act (for example, those containing narcotics such as codeine or certain stimulants or depressant medications), FoxMeyer is also subject to the applicable provisions of that act, including specific labeling, packaging and recordkeeping requirements and the obligation to register with the federal government as a distributor of controlled substances. Finally, FoxMeyer is required to maintain licenses and permits for the distribution of pharmaceutical products and controlled substances under the laws of each state in which it operates.

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

EMPLOYEES

         As of March 31, 1995, FoxMeyer employed 2,823 persons. Approximately 743 employees of FoxMeyer are represented by unions. FoxMeyer believes that its employee relations are good.

PROPERTIES

         FoxMeyer operates the following 25 distribution centers:


                  ===============================================
                        Distribution Center          Owned/Leased
                  ===============================================
                  Little Rock, AR                        Owned
                  Tucson, AZ                            Leased
                  Hayward, CA                           Leased
                  Ontario, CA                           Leased
                  Denver, CO                            Leased
                  Jacksonville, FL                       Owned
                  Atlanta, GA                           Leased
                  Carol Stream, IL                      Leased
                  Slidell, LA                            Owned
                  Franklin, MA                          Leased
                  Eagan, MN                              Owned
                  Kansas City, MO                        Owned
                  St. Louis, MO                         Leased
                  Marlton, NJ                           Leased
                  Cincinnati, OH                         Owned
                  Solon, OH                             Leased
                  Washington Court House, OH            Leased
                  Oklahoma City, OK                      Owned
                  Leetsdale, PA                         Leased
                  Nashville, TN                         Leased
                  San Antonio, TX                       Leased
                  West Valley City, UT                  Leased
                  Richmond, VA                          Leased
                  Kent, WA                              Leased
                  LaCrosse, WI                           Owned
                  ===============================================


         Each distribution center is equipped with material-handling equipment used for receiving, storing and distributing large quantities of a broad array of products. FoxMeyer opened seven new distribution centers during the year to primarily service UHC business. With these additional warehouses, FoxMeyer now has a national distribution system. FoxMeyer is opening a new distribution center in Washington Court House, Ohio during fiscal 1996. When this facility is opened, the Cincinnati and Solon facilities will be closed. During fiscal 1995, one of two facilities in Leetsdale, Pennsylvania was closed.

         FoxMeyer leases its Carrollton, Texas executive offices and owns its Wichita, Kansas data processing center. MCSC leases warehouses in Oklahoma City, Oklahoma. FoxMeyer leases a warehouse in Tulsa, Oklahoma which is subleased by another party. In addition, OmNex leases facilities in Arlington, Texas and Salt Lake City, Utah.

                        BEN FRANKLIN RETAIL STORES, INC.

GENERAL

         Ben Franklin franchises retail variety and crafts stores under the names Ben Franklin(R) and Ben Franklin Crafts(R) and sells variety and crafts merchandise to its franchisees and independent selected retail outlets on a wholesale basis. At March 31, 1995, there were 566 franchisee-owned variety stores and 305 franchisee-owned crafts stores including 96 franchise-owned crafts superstores. In addition, Ben Franklin owns and operates 33 Ben Franklin Crafts superstores and has over 800 wholesale merchandise agreements through-out the United States. Ben Franklin stores have operated for more than 70 years.

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

         In recent years, Ben Franklin's net sales have remained at approximately the same level, which Ben Franklin believes reflects, in part, the closing of franchisee-owned variety stores and the sluggish retail sales environment, which have been partially offset by the opening of new larger crafts superstores. In fiscal years 1995, 1994 and 1993, 38, 51, and 53 variety stores have closed and 49, 24 and 15 new crafts superstores have opened, respectively. In addition, Ben Franklin has opened 19, 4, and 6 company-owned and operated crafts superstores in fiscal year 1995, 1994 and 1993, respectively. Ten of these 19 company-owned stores were purchased from franchisees. The closing of variety stores is the result of increased competition from national and regional retail chain stores and, to a lesser extent, to the lack of continuity in ownership of family-owned stores. Ben Franklin anticipates that approximately 35 to 40 additional variety stores will close in each of the next several years and that the effect of such closing on Ben Franklin's wholesale sales will be offset by the opening of crafts superstores and the new merchandising agreements discussed below.

         Ben Franklin believes that the opening of new franchised and company-owned Ben Franklin Crafts superstores, and Ben Franklin's ability to provide superior services to franchisees and to distribute merchandise on time and at competitive prices, have positioned Ben Franklin for future growth as a franchisor, wholesaler and retailer. In addition, Ben Franklin has signed over 700 merchandising agreements with stores formerly served by Cotter & Company ("Cotter") under the V&S Variety Stores name. Ben Franklin signed an agreement with Cotter to supply the variety stores Cotter formerly served under the V&S Variety Store name as well as to purchase approximately $8.6 million of selected merchandise inventory from Cotter.

WHOLESALE DISTRIBUTION

         Ben Franklin supplies variety and crafts merchandise to franchised stores and to selected independent retailers that have entered into merchandise supply agreements with Ben Franklin. Sales of merchandise at the wholesale level accounted for approximately 87% of Ben Franklin's net sales during fiscal 1995. No customer or affiliated group of customers accounted for as much as 5% of Ben Franklin's net sales during fiscal 1995.

         Merchandise. Ben Franklin maintains at its distribution centers approximately 50,000 different items. These consist of staple, seasonal and promotional merchandise that account, in the aggregate, for approximately 60% of net wholesale sales. Staple merchandise consists of items inventoried by Ben Franklin and for which it receives frequent orders. Ben Franklin also offers more than 150,000 additional items to customers by shipment directly from suppliers, including manufacturers, for which Ben Franklin receives a fee. During each of the last three fiscal years, sales of crafts merchandise represented more than 50% of net sales.

         Ben Franklin purchases its merchandise from approximately 5,000 suppliers, including manufacturers. Although certain suppliers, including manufacturers, may provide a majority or all of Ben Franklin's requirements for a particular product or product subcategory, no supplier accounted for more than 3% of Ben Franklin's total purchases of merchandise during fiscal 1995. Ben Franklin believes that the loss of any one or more of its suppliers would not have a material adverse effect on Ben Franklin and that alternative sources of merchandise are readily available at comparable prices in all product categories. During fiscal 1995, approximately 5% of Ben Franklin's merchandise was imported through an import service-company. Ben Franklin does not have any long-term or exclusive contracts with suppliers except for the import service company. Ben Franklin believes that this gives it the flexibility to adjust its purchases to take advantage of price differentials and favorable payment terms among competing suppliers.

         Distribution. Ben Franklin distributes merchandise in 49 states and certain Pacific islands and operates five distribution centers located in Seymour and Indianapolis, Indiana, New Hope, Minnesota and Ontario, California
(2). Ben Franklin generally ships merchandise from its distribution centers using trucking supplied by third-party contract carriers, common carriers and its own fleet. In some circumstances merchandise is distributed by direct shipment from suppliers.

         Customers include franchisees and over 800 independent retail outlets that have merchandise supply agreements with Ben Franklin. The independent retailers purchase merchandise from Ben Franklin on the same terms as franchisees but are not permitted to use the Ben Franklin(R) or Ben Franklin Crafts(R) names. Independent retailers pay Ben Franklin a $195 monthly fee, and Ben Franklin makes available to them substantially the same services it offers to franchisees. Merchandise supply agreements may be terminated by either party on 60 days notice.

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

FRANCHISING PROGRAMS

         Franchised Stores. Ben Franklin's franchise program at March 31, 1995 consisted of 566 variety stores and 305 craft stores operating in 49 states.
Of the craft stores, there were 96 franchised crafts superstores open. Variety and crafts stores operate under the Ben Franklin(R) and Ben Franklin Crafts(R) names. As a result of an agreement with Crafts Plus +, In., ("Crafts Plus") 45 Crafts Plus stores were converted to franchised crafts superstores. Ben Franklin and Crafts Plus also entered into a purchase agreement requiring Crafts Plus to purchase a substantial portion of its merchandise from Ben Franklin. Ben Franklin also loaned Crafts Plus $5.0 million under an unsecured subordinated note that is convertible into 49% of Craft Plus' common stock at the option of Ben Franklin.

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

         Ben Franklin has introduced a Ben Franklin Crafts magazine and the Ben Franklin Crafts Club. These initiatives are designed to build and reward customer loyalty.

         Area Development Agreements. Ben Franklin has granted exclusive territorial rights to open crafts superstores in certain geographic areas delineated by Ben Franklin, subject to the opening of a specified number of stores within the territory in accordance with a development timetable.

COMPANY-OWNED CRAFTS STORES

         Ben Franklin owns and operates 33 Ben Franklin Crafts superstores located in Chino, Corona, Highland and Victorville, California; Bangor, Maine; Fort Wayne (2) and Goshen, Indiana; Clay, Commack, Holbrook, Middletown, Nanuet, Queensbury, Riverhead, Schenectady and Syosset, New York; Hyannis, Seekonk and North Dartmouth, Massachusetts; Apopko, Ocala, Ocoee and Winter Park, Florida; Holland, Utica and Warren, Michigan; Warwick, Rhode Island and Beaver Creek, Centerville, Huber Heights, Lima and Wooster, Ohio.

         It is anticipated that 10 additional company-owned superstores will be opened in fiscal 1996. Ben Franklin's strategy is to establish stores in clusters to enhance economies of scale associated with advertising and delivery expenses. In addition, new stores will be opened in new markets where Ben Franklin believes multi-store opportunities exist.

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

SEASONALITY

         Ben Franklin's wholesale sales are lower in the first quarter due to lower volume of shipments related to promotional and seasonal merchandise as compared to other quarters in the fiscal year. Ben Franklin normally incurs operating losses in the first quarter of the year. The effects of seasonality will be enhanced by the increasing number of company-owned crafts stores whose sales are highest in the third quarter of the fiscal year.

COMPETITION

         Ben Franklin's markets and those of its franchisees are highly competitive. Ben Franklin competes directly with other national and regional wholesalers, direct selling manufacturers, mail-order houses and specialty distributors on the basis of price, breadth of product lines, marketing programs and support services. Ben Franklin's variety store franchisees compete with national and regional retail chain stores, including Wal-Mart Stores, Inc. and Kmart Corporation. Franchised and company-owned crafts stores compete with national and regional retail chain crafts stores. Variety and crafts stores compete on the basis of variety and availability of merchandise, convenience, location, price and customer service. Competitors may have greater financial, marketing and other resources than either Ben Franklin or Ben Franklin's franchisees.

TRADEMARKS AND SERVICE MARKS

         Ben Franklin owns numerous trademarks and service marks. Many of these, including the Ben Franklin(R) and Ben Franklin Crafts(R) service marks, are registered with the United States Patent and Trademark Office. Two Ben Franklin service mark registrations with the Trademark Office expire in 2001 and 2004, and two Ben Franklin Crafts service mark registrations with the Trademark Office expire in 2000 and 2001, all of which are renewable. Ben Franklin believes that its service marks have significant value and are important to its marketing efforts. Ben Franklin is not aware of any claims of infringement or other challenges to Ben Franklin's right to use its marks in the United States.

GOVERNMENT REGULATION

         Ben Franklin is subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. Ben Franklin is also subject to a number of state laws that regulate substantive aspects of the franchisor- franchisee relationship. The Federal Trade Commission's Trade Regulation Rule on Franchising (the "FTC Rule") and certain state laws require that Ben Franklin furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

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

EMPLOYEES

         As of March 31, 1995, Ben Franklin employed 1,974 persons, of which approximately 1,607 were permanent and 367 were seasonal employees. Approximately 525 of Ben Franklin's employees are represented by unions. Ben Franklin believes that its employee relations are good.

PROPERTIES

         Ben Franklin owns two of its distribution centers located in New Hope, Minnesota (284,000 square feet) and Seymour, Indiana (600,000 square feet), and leases three distribution centers, two of which are located in Ontario, California (183,000 and 225,000 square feet) and one in Indianapolis, Indiana (512,000 square feet). Ben Franklin leases its executive offices located in Carol Stream, Illinois and its data processing center in Wichita, Kansas. Ben Franklin believes that its existing distribution centers and headquarters have sufficient capacity to accommodate Ben Franklin's foreseeable growth except for the Ontario distribution centers. Currently, Ben Franklin is reviewing potential sites in the same area to insure sufficient room for future growth. The Ontario leases expire by October 30, 1996. Ben Franklin also leases sites for all 33 company-owned craft superstores. Ben Franklin currently leases from landlords and subleases to franchisees 34 stores. In addition, Ben Franklin is the lessee of two stores formerly subleased to franchisees but which currently are not occupied. Ben Franklin owns a warehouse in Hunt Valley, Maryland, that it subleases to the Sherwin-Williams Company.

                                OTHER ACTIVITIES

         The registrant has made certain investments in real estate and real estate loans primarily through limited partnerships. These limited partnerships are controlled by wholly-owned subsidiaries of the registrant which generally hold a 50% general partner interest in these limited partnerships. The limited partnerships are engaged in the buying, holding, operating and disposing of real estate, principally hotels and office buildings, or real estate loans.

                            ENVIRONMENTAL REGULATION

         The registrant, like many other enterprises, is subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect the registrant's previously sold or discontinued operations where the registrant retained all or part of any environmental liabilities on conditions existing at the date of sale.

         It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by the registrant for certain former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the registrant, the unknown extent of the registrant's probable liability in proportion to the probable liability of other parties. Moreover, the registrant may have environmental liabilities that the registrant cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The registrant cannot now estimate the additional costs and expenses it may incur for such environmental liabilities. While management of the registrant does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information may ultimately change management's current assessment. See Note P to the Notes to the Consolidated Financial Statements of the registrant contained herein.
Also, see "Item 3. Legal

Proceedings" below for a discussion of outstanding environmental actions involving the registrant.

                                   EMPLOYEES

         The number of persons employed by the registrant and its consolidated subsidiaries was approximately 4,804 at March 31, 1995.

ITEM 2.  PROPERTIES

         All information with respect to properties owned or leased by the registrant has been included under the description of the registrant's businesses.

ITEM 3.  LEGAL PROCEEDINGS

         On March 1, 1994, the registrant and FoxMeyer announced that the registrant had proposed a merger in which a wholly-owned subsidiary of the registrant would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the registrant.

         In the announcement, the registrant initially proposed that the holders of each share of FoxMeyer's common stock (other than the registrant) would receive $14.75 in principal amount of a new issue of 8.75% senior notes due 2004 to be issued by a new holding company created for the purpose of holding a majority of FoxMeyer's outstanding shares ("Initial Offer").

         The Initial Offer was subsequently changed to a share exchange merger in which the public shareholders of FoxMeyer (other than the registrant) received 0.904 shares of the registrant's common stock for each share of FoxMeyer's common stock. The merger was completed on October 12, 1994 (the "Merger"). Shortly after the announcement of the Initial Offer, class action lawsuits were filed against the registrant, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of shares of FoxMeyer common stock.

         The class action lawsuits, which have been consolidated, sought to enjoin the transaction contemplated by the Initial Offer or, if consummated, to rescind the transaction, and requested an award for money damages, attorneys' fees and costs. In connection with the Merger, an agreement in principle between plaintiffs and the defendants concerning the terms of the Merger and the settlement of the class action lawsuits was reached and a Memorandum of Understanding was executed on June 30, 1994. The Memorandum of Understanding provides, in substance, that, subject to confirmatory discovery, plaintiffs will enter into a settlement of the class action lawsuits, which settlement will be subject to conditions, including, among other things, entry of a judgment dismissing the class action lawsuits. The Memorandum of Understanding also provides that defendants entered into such Memorandum of Understanding to, among other things, eliminate the burden and expense of future litigation. The proposed settlement will provide for a complete discharge, settlement and release of, and an injunction barring, all claims, rights, causes of action, suits, matters and issues, whether known or unknown, that have been, could have been, or in the future might be asserted in the class action lawsuits or in any proceedings by or on behalf of the plaintiffs. In connection with such settlement, the corporate defendants would pay the plaintiffs' counsel fees and expenses in an amount not to exceed $410,000, as may be awarded by the Court to such counsel. The defendants have answered the consolidated class action complaint, denying the material allegations therein, including allegations that any of them committed or have threatened to commit any violations of law or breaches of duty to the plaintiffs and asserting certain affirmative defenses.

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

         On December 2, 1994, SWIB withdrew its motion to intervene in the consolidated class action lawsuits and filed a complaint entitled State of Wisconsin Investment Board v. FoxMeyer Health Corp., et. al., in the Delaware Chancery Court in and for New Castle County against the same persons named as defendants in the consolidated class action lawsuits. The SWIB complaint alleges that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and at a time designed so that the registrant could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The SWIB complaint also alleges that the proxy statement issued in connection with the Merger failed to disclose (i) that the FoxMeyer Special Committee never examined the basis for FoxMeyer's projections or took into account in reviewing those projections certain increases in business expected by FoxMeyer, (ii) that certain analyses used by Smith Barney in rendering its fairness opinion on the Merger were flawed, and (iii) that FoxMeyer's actual performance was substantially exceeding projections at the time of the issuance of the proxy statement. On April 30, 1995, the SWIB actions was consolidated with the class action lawsuits.

The registrant has recently been informed by the class action plaintiffs that they intend to reject the Memorandum of Understanding and proceed with the litigation. The defendants intend to contest the allegations raised by the plaintiffs.

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

         On or about February 9, 1994, an action was commenced by three Minnesota retail pharmacies in the District Court of Crow Wing County, Minnesota, entitled Salk Drug Co., et al. v. Abbott Laboratories, et al., in which FoxMeyer Drug Company was named as a defendant. This action is asserted on behalf of an alleged class of retail pharmacies and alleges violations of certain Minnesota price discrimination, conspiracy and antitrust statutes in connection with the sale of prescription drugs in Minnesota. The complaint seeks injunctive relief and treble damages. On March 9, 1995, FoxMeyer Drug answered the complaint, denying liability. Also on March 9, 1995, FoxMeyer Drug, as well as all other defendants, moved to transfer venue of this action to Minneapolis (Hennepin County). On May 17, 1995, the court granted defendants' motion to transfer venue and transferred this action to the District Court of Hennepin County.

         On or about March 15, 1995, an action was commenced by approximately 135 Arkansas retail pharmacies in the United States District Court for the Eastern District of Arkansas, entitled Lawrence Adams d/b/a McSpadden Drug Store, et al. v. Abbott Laboratories, et al., in which FoxMeyer Drug Company was named as a defendant. This action alleges violations of the federal antitrust laws (the Sherman and Robinson-Patson Acts) and Arkansas price discrimination and unfair competition laws. The allegations against FoxMeyer Drug are limited to alleged violations of the Arkansas price discrimination and unfair competition laws. By agreement among counsel for plaintiffs and certain defendants, this action has been stayed until June 29, 1995.

         Effective on October 26, 1994, FoxMeyer Drug entered into a Judgment Sharing Agreement (the "Agreement") with the manufacturer defendants in these actions. Under the terms of the Agreement, FoxMeyer Drug's liability for damages in any action (including the Wisconsin, Minnesota and Arkansas actions) in which there is a judgment against a manufacturer and wholesaler will be limited to a maximum of $1 million. In the event the manufacturer defendants settle, the Agreement provides that no contribution to such settlement would be required of FoxMeyer Drug. Also pursuant to the Agreement, FoxMeyer Drug, along with the other wholesalers who are defendants in the federal actions, will be entitled to reimbursement from the manufacturer defendants for its expenses of litigating these actions. The manufacturers have agreed to reimburse up to an aggregate amount of $9 million in wholesaler expenses, to be allocated among the six wholesaler defendants in approximate accord with relative expenses actually incurred. FoxMeyer Drug, in turn, released such antitrust claims as it might have had against any of the manufacturers based on the conduct alleged in the actions.

         In December, the plaintiffs filed a motion to void the Agreement as illegal and against public policy. On April 10, 1995, Plaintiffs' motion to declare the Agreement unlawful was denied, as was Plaintiffs' motion for reconsideration.

NATIONAL STEEL CORPORATION

         In accordance with certain provisions of the Stock Purchase Agreement and related documents dated August 27, 1984 (and as subsequently amended) (the "Stock Purchase Agreement") between the registrant and Nippon Kokan K.K.
("NKK") whereby the registrant sold 50% of the stock of National Steel Corporation ("NSC") to NKK, the registrant assumed primary responsibility for, is obligated to provide funds to NSC for the payment and discharge of, and agreed to indemnify NSC against, certain liabilities that existed at the time of the sale. On February 3, 1993, the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and NSC entered into an agreement (the "Definitive Agreement") pursuant to which the registrant was required to pay all liabilities, costs, expenses, attorneys' fees and disbursements incurred with respect to environmental liabilities (collectively, "Environmental Liabilities") for which the registrant had agreed to indemnify NSC. In accordance with the requirements of the Definitive Agreement, the registrant deposited with NSC a total of $10,000,000 as a prepayment of its indemnification obligation. The Definitive Agreement provides that after January 14, 1994, NSC will discharge Environmental Liabilities as they become due and owing after January 14, 1994, up to the $10,000,000 amount deposited by the registrant.

         In accordance with the terms of the Definitive Agreement, NSC administering and discharging Environmental Liabilities incurred at the sites described in paragraphs (a) through (i) below:

         (a) A remedial cleanup was commenced by notice letters dated February 1, 1985, by Region 3 of the United States Environmental Protection Agency ("EPA") to a number of companies, including NSC, encouraging them to undertake immediate voluntary action with respect to the cleanup of a certain scrap metal yard in Swissvale, Pennsylvania. EPA's notices allege that the scrap yard is contaminated with certain hazardous substances, including polychlorinated biphenyls (PCBs), and that a small process building on-site is contaminated with dust containing elevated levels of polychlorinated dibenzo-s-dioxins and dibenzofurans. On or about October 12, 1989, the United States filed a complaint in the United States District Court for the Western District of Pennsylvania entitled United States v. Consolidation Coal Company, et al., seeking reimbursement of EPA's response costs as well as a declaratory judgment as to liability for future response costs. Neither NSC nor the registrant was named a defendant in this litigation, but the four named defendants filed a third-party complaint for contribution against eighteen third- party defendants, including "National Intergroup, Inc. f/k/a National Steel Corp." The registrant filed a response to the third-party complaint denying any and all liability associated with the site. By Order, dated May 15, 1992, the court stayed discovery only with respect to the third-party defendants, including NSC, and ordered the government to sample the dioxin wastes currently stored in containers at the site in Swissvale, Pennsylvania and to determine whether a waste management company would accept the dioxin wastes for landfilling. By Order, dated January 21, 1993, the court approved a Stipulation of Dismissal pursuant to which the government dismissed one of the four named defendants, USX Corporation, from the lawsuit. Mr. Kalik and his company owned and operated the subject scrap metal yard in Swissvale, Pennsylvania. Trial of the government's case against the three remaining defendants was scheduled to begin on December 6, 1993, but on December 2, 1993 the defendants reached a tentative settlement with the government in the aggregate amount of $1.5 million (the government's latest claim was approximately $4.5 million). The settlement is subject to the negotiation of a consent decree acceptable to all parties and the court's approval of the consent decree following a 30-day public comment period. By letter, dated January 5, 1994, the defendants stated that they are prepared to settle the third-party action for an aggregate amount of $375,000 from the eighteen third-party defendants. NSC has made a settlement offer and believes that its share of any settlement will be less than $15,000.

         (b) In September 1990, NSC received correspondence from EPA requesting that NSC review its records and respond to information requests with respect to the Buckeye Reclamation Site in Bridgeport, Ohio. After review of NSC's records and information received from others, NSC has responded to EPA indicating that some materials from NSC may have been taken to the Bridgeport, Ohio site, but there is no indication that these materials were hazardous substances. EPA's proposed remedial activities with respect to the site are estimated to cost approximately $35 million. On or about September 20, 1991, NSC and approximately 32 other potentially responsible parties ("PRPs") received a Special Notice Letter from the EPA. The Special Notice Letter notified the PRPs of their potential liability with respect to the site and specifically encouraged the PRPs to perform or finance the remedial design of the remedial action to be conducted at the site. The Special Notice Letter also demands that the PRPs reimburse the EPA for its past costs with respect to the site, which the EPA estimates to be approximately $925,000. In response to the Special Notice Letter, NSC has joined a PRP group with approximately 13 other PRPs to perform collectively the remedial design pursuant to an Administrative Order by Consent between the PRP group and the EPA which took effect on February 10, 1992. NSC's allocated share for the remedial design stage is 4.63%. Total costs projected for the remedial design phase are approximately $3 million. On March 28, 1994 NSC was served with a copy of a complaint captioned Consolidation Coal Company vs. the United States Department of Interior, The United States Department of Environmental Protection Agency and various other defendants, including NSC. The complaint involves claims regarding the alleged release of hazardous substances from the Buckeye Reclamation Landfill Site, and was filed in the United States District Court
for the Southern District of Ohio.   Consolidation Coal Company seeks, among
other things, a determination of the allocation for the remedial action costs (projected to be approximately $35 million) among the municipal and industrial defendants. NSC and eight other industrial defendants have hired common local counsel, have filed an answer to the complaint, and are vigorously defending the action.

         (c) By letter dated March 1, 1991, EPA notified NSC that EPA considered NSC to be a potentially responsible party with respect to the presence of approximately 40 deteriorating drums which may have contained hazardous substances, which drums were discovered on property formerly owned by NSC's Weirton Steel Division in Weirton, West Virginia. On May 2, 1991, EPA issued an order to NSC and Weirton Steel Corporation requiring the submission of a work plan for removal response activities at the site. By letter dated May 6, 1991, NSC advised EPA that it intended to comply with the terms of the order. On or about October 22, 1991, EPA approved the work plan for removal response activities which was jointly submitted to EPA by NSC and Weirton Steel Corporation. The registrant reimbursed Weirton Steel Corporation for approximately $790,000 expended on the site cleanup. The first round of confirmation sampling to establish the effectiveness of the response activities was completed in February 1992 and the results of that sampling have been forwarded to EPA with a recommendation that no further remediation efforts at the site are necessary. In June 1992, the EPA tentatively accepted the findings subject to reevaluation upon submission of a final report by NSC and Weirton Steel Corporation. NSC and Weirton Steel Corporation subsequently received notice from EPA of satisfaction of all requirements relating to the performance of the work plan. A final bill for EPA's oversight costs was received and paid by Weirton Steel Corporation, with reimbursement from NSC pursuant to the 1993 Definitive Agreement.

         (d) In January 1993, NSC was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia which was formerly owned by NSC's Weirton Steel Division and is currently owned by Weirton Steel Corporation. The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton Steel Corporation that additional investigation, possible groundwater rand soil remediation, and on-site housecleaning was required at the site. Weirton Steel Corporation has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island and has stated that they seek reimbursement of that amount and any additional remediation costs involving the lagoon from NSC.

         (e) The New York Department of Environmental Conservation ("DEC") has issued two Information Request letters, dated January 21, 1994 and January 8, 1995, seeking information concerning Hanna Furnace Corporation's ("HFC") waste disposal practices. DEC's letter requested information concerning both general waste disposal practices and those relating to the Pfohl Brothers Landfill Site. The Landfill was operated from the 1930s to 1969 and received both municipal and industrial wastes. HFC was a wholly-owed subsidiary of NSC during the relevant coverage period. DEC is currently undertaking response activities at the Landfill estimated to cost $55 million.

         (f) In accordance with certain provisions of the Stock Purchase Agreement, the registrant agreed to reimburse NSC, subject to limitations, for certain liabilities arising under environmental laws in relation to NSC's 50% interest (through NSC's wholly owned subsidiary, The Hanna Furnace Corporation)
in the Donner-Hanna Coke Joint Venture ("Donner-Hanna").   EPA notified
Donner-Hanna in June 1989 that it is one of a number of parties potentially responsible for wastes present at the Hi-View Terrace site in West Seneca, New York, and requested information with respect to this site. EPA has been advised that Donner-Hanna's records do not indicate any involvement with the site.

         (g) NSC, Earth Sciences, Inc. and Southwire Company are general partners in the Alumet Partnership ("Alumet"), which has been identified by the EPA as one of approximately 260 PRPs at the Lowry Landfill Superfund Site. Alumet presented information to the EPA in support of its position that the material it sent to this site is not a hazardous substance. EPA has rejected this position, and on November 15, 1993, Alumet received a demand letter from the EPA requesting approximately $15.3 million for its past response costs incurred as of the date of the letter. NSC believes that the same demand letter was sent to all PRPs that sent over 300,000 gallons of waste to the site. The owners and operators of the Lowry Landfill -- the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc.
- -- are performing the remediation activities at the site. The City and County of Denver (the "Plaintiffs") in December 1991 filed a complaint against 40 of the PRPs seeking reimbursement for past and future response costs incurred by the Plaintiffs at the Lowry Landfill site. Subsequently, the Plaintiffs reached a confidential settlement agreement with Earth Sciences, Inc. and unsuccessfully attempted to add Alumet as a third-party defendant. In June 1993, Alumet received a settlement demand from the owners and operators of the Lowry Landfill for response costs associated with Alumet's wastes that were not covered by the earlier confidential settlement agreement with Earth Sciences, Inc. On May 11, 1994, the EPA issued a Special Notice Letter to Alumet alleging that Alumet is a PRP under CERCLA for cleanup of the Lowry Landfill site and demanding payment of the EPA's past and future response costs. The City and County of Denver, Waste Management of Colorado, Inc. and Chemical
Waste Management have filed a complaint against multiple entities, including Alumet, the registrant, NSC and Southwire. The complaint alleges that Alumet, the registrant, NSC and Southwire are liable under CERCLA for the costs of cleaning up the Lowry Landfill Site. On November 22, 1994, Alumet received a unilateral administrative order (the "Order") from the EPA directing recipients of the order to perform the remedial design and remedial action at the Lowry Landfill. EPA has determined that Alumet's percentage of the total volumetric contribution attributed to the 27 generator respondents listed on the Order is 4.33%. Sitewide past costs are currently $48,300,000 and sitewide remedy costs are estimated to be $93,848,000.

In May of 1995, Alumet entered into a consent decree which embodies a comprehensive and confidential settlement with EPA. The Consent Decree, if approved by the Department of Justice, will be lodged with the court and subject to public notice procedures.


NATIONAL ALUMINUM CORPORATION

         During the fiscal year ended March 31, 1990, the registrant disposed of the operating assets of its subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, the registrant retained responsibility for certain environmental matters, as follows:

         (a) NAC received notification in June 1988 that NAC is considered to be one of several hundred PRPs for the clean-up of a site known as the Diaz Refinery in Diaz, Arkansas. On or about September 25, 1989 a complaint was filed in the Chancery Court of Jackson County, Arkansas captioned Grantors to the Diaz Refinery PRP Committee Site Trust, et al. v. Rheem Manufacturing Company, et al., including NAC as a named defendant. This private litigation by a steering committee of PRPs purports to be an action for a declaratory judgment as to liability for the costs of cleaning the site as well as for recovery of the costs of the clean-up. On January 24, 1990 an Order of Dismissal was entered dismissing with prejudice NAC as a defendant and realigning NAC as a plaintiff. NAC has joined the steering committee of PRPs who instituted the action and is participating in site remediation activities.

         (b) In the fourth quarter of 1985, the EPA notified NAC that the EPA considered NAC to be one of a number of PRPs for the disposal of wastes at a site in Massachusetts, known as Charles George Land Reclamation Trust Landfill, and requested NAC to furnish certain information. In June 1989, NAC was named as one of approximately 24 additional defendants in a cost recovery action instituted by the United States and the Commonwealth of Massachusetts in the United States District Court for the District of Massachusetts, entitled U.S. v. Charles George Trucking Company, Inc., et al. The new defendants, including NAC, instituted an action in the litigation against approximately 23 third-party defendants. The total cost of remediation at the site has been estimated by the EPA to be approximately $55 million to $65 million. In addition, the Commonwealth of Massachusetts is seeking natural resource damages. The parties have negotiated a comprehensive settlement which is embodied in a consent decree. The private parties executed the consent decree which was subject to public notice procedures prior to execution by the government plaintiffs. The monetary terms of the settlement embodied in the consent decree are subject to certain confidentiality provisions. During 1994, the district court approved the settlement and the United States Court of Appeals for the First Circuit affirmed the approval.

         (c) In December 1988, NAC received correspondence from the EPA notifying NAC that the EPA considers it to be one of a number of PRPs for wastes present at the Fisher-Calo Chemical and Solvent Recovery Site in Kingsbury, Indiana. The EPA has ordered 23 of the parties (including NAC) to undertake and complete emergency removal activities at the site. The removal work has been substantially completed. In October 1990, the EPA sent a Special Notice Letter to approximately 350 PRPs, including NAC, requesting the PRPs' voluntary participation in performing or financing the remedial design/remedial action at the site, the cost of which is estimated by the EPA to be approximately $31 million. The Special Notice Letter also demanded payment of the EPA's past costs at the site. The PRPs estimate that the total cost associated with the cleanup will amount to $47 million. In August 1991, NAC was one of approximately 52 PRPs who executed a Consent Decree to perform the remedial design/remedial action which was lodged with the federal district court on December 30, 1991. In addition, NAC is one of approximately 45 PRPs who, in January 1992, agreed to institute a contribution action for the recovery of response costs from non-participating PRPs. Pursuant to the terms of the Consent Decree and Cost Sharing Agreement among the PRPs, NAC has paid its allocated share of approximately $890,000. However, this figure does not include any potential cost overruns, funding of the planned contribution action against the non-participating PRPs, or annual administrative fees of $4,000.

         (d) On October 16, 1989, the United States filed a complaint in the United States District Court for the District of New Jersey entitled United States v. Helen Kramer, et al., seeking reimbursement of the EPA's response costs as well as a declaratory judgment as to liability for future response costs with respect to the Helen Kramer Landfill Site in Mantua Township, New Jersey. Neither NAC nor the registrant was named as a defendant in the litigation, but 13 of the 26 named defendants have filed a third-party complaint for contribution against 264 third-party defendants, including Denny Corporation. NAC was served with the third-party complaint as successor to Denny Corporation on January 17, 1991. On July 8, 1991, the court issued an order granting the third-party defendants' motion to separate the trial of the third-party claims from the trial of the primary claims but denying the third-party defendants' motion to stay discovery as to the third-party claims. NAC has opted into a court-approved Settlement Process Protocol and has prepared responses to an informal discovery questionnaire which will form the basis of an allocation scheme among the third-party defendants. NAC continues to participate in the settlement process and is awaiting the completion of a draft allocation scheme, which is being prepared by an independent third-party.

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

         (f) In May 1991, the EPA contacted NAC and requested information regarding NAC's disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. NAC responded to the EPA's request, indicating that NAC had disposed of materials at the Green River Disposal Site, but asserting that the materials sent to the site were not hazardous. In January 1992, the EPA notified NAC that the EPA considers NAC to be one of a number of PRPs for contamination at the site. The EPA proposed that NAC enter into negotiations with the Green River Coordinating Committee, a group of PRPs performing a RI/FS pursuant to an administrative order. In March 1992, the Green River Coordinating Committee proposed an allocation formula for funding the RI/FS, to which NAC and numerous other parties have objected. Many of the objecting parties, including NAC, formed the Green River Review Committee which entered into negotiations with the Coordinating Committee to develop a more equitable allocation scheme. In February 1993, the Review Committee entered into a settlement agreement with the Coordinating Committee, pursuant to which the Review Committee's 18 members agreed to pay 21% of the costs associated with the RI/FS, which are estimated to be $4.7 million. As part of the settlement, NAC paid $40,739.00, although NAC will be required to pay additional sums if the cost of the RI/FS exceeds the current estimate. On June 1, 1995, EPA issued a special notice letter to NAC and numerous PRPs to make "good faith offers" to implement the Remedial Action at the Green River Site. In addition, the special notice letter demanded reimbursement of approximately $800,000 in past response costs incurred by EPA to date at the Site and designates NAC as a PRP for future response costs that may be incurred by EPA. While, NAC has entered into informal discussions with other PRPs to determine whether a negotiated settlement can be reached, the outcome of these discussions is far from certain at this time. The registrant will investigate these issues as they develop.

         (g) In May of 1995 NAC received notice that it was a defendant in a lawsuit entitled AT&T Global Information Solution Company, et al. v. Union Tank Company, et al., filed in the United States District Court for the Southern District of Ohio. The plaintiffs seek to recover costs they have incurred or will incur in response to the release or threatened release of hazardous substances from the Grandville Solvent Site in Grandville, Ohio, and allege that NAC has liability pursuant to the provisions of CERCLA. The plaintiffs allege that hazardous waste was disposed at the Grandville Solvent Site by NAC's former operating plant in Caldwell, Ohio. Subsequent to the filing of the complaint, NAC received an invitation to join the PRP group and enter into a settlement with the EPA similar to that entered into by other parties. Records indicate that NAC arranged for the disposal of 1800 gallons of alleged hazardous waste at the Grandville Solvent Site. A total of 455,814 gallons of material was disposed of at the site by NAC according to the manifest which would give NAC a percent ranking at the site of 0.3949%. If NAC accepts the PRP group's offer of settlement, NAC would execute an Administrative Order on Consent, Participation Agreement, and Assignment of Claims. The complaint would then be dismissed without prejudice and NAC would be realigned as a plaintiff in the action.


         (h) Following the sale of all of the issued and outstanding capital stock of National Luxembourg Aluminum Company S.A., a Luxembourg Corporation ("NLAC"), to AB Electrolux, a Swedish Corporation ("AB"), pursuant to an agreement, dated January 5, 1989 among NAC, the registrant and AB (the "Purchase Agreement"), certain disputes arose among the parties with respect to the accounting standards used prior to the sale. The disputes were submitted for final resolution to the accounting firm of Price Waterhouse, which agreed with the position asserted by the registrant and NAC. In the fall of 1990, AB and its representatives contacted NAC and the registrant, claiming that AB was entitled to a price reduction of approximately $7 million due to certain alleged failures of the financial statements of NLAC to be in accordance with the provisions of the Purchase Agreement. In light of the threat of litigation, and with reference to the earlier decision by Price Waterhouse, NAC and the registrant instituted National Aluminum Corporation and National Intergroup, Inc. v. AB Electrolux, Civil Action No. 90-1749, in the United States District Court for the Western District of Pennsylvania, which was essentially a Petition for Order Confirming Foreign Arbitration Award based on the International Convention of the Recognition and Enforcement of Foreign Arbitral Orders. This matter was contested and a preliminary conference with trial counsel was held on May 3, 1991. At the conference, the Court stated that it would not rule on AB's motion to dismiss the petition of NAC and the registrant for approximately six to eight months.

         Subsequent to the filing of the above-referenced suit by NAC and the registrant, AB commencedAB Electrolux v. National Aluminum Corporation and National Intergroup, Inc., in the District Court of Luxembourg, Second Section, alleging that the annual financial statements of NLAC as of December 31, 1988, March 31, 1988 and March 31, 1987 were not prepared in accordance with the Accounting Standards (as defined in the Purchase Agreement) with respect to capitalization of interest relating to the financing of certain fixed assets, depreciation of certain tangible fixed assets and capitalization of certain maintenance expenses. Both NAC and the registrant have responded to the suit by AB by denying all liability and have filed suit, in the form of claim against KPMG Peat Marwick, the former independent certified accounting firm of NLAC. Following a hearing before a three judge panel of a Luxembourg court, the parties were officially advised by the court clerk in March 1994 that the claims of AB against the registrant and NAC had been dismissed. The court also dismissed the counterclaim of the registrant and NAC. The registrant and NAC have received notice that AB has filed an appeal of the judgment.

NATIONAL STEEL SERVICE CENTER

         By letter dated February 17, 1994, counsel for 21 Pacella Corporation and William A. Haas wrote to the registrant, National Steel Service Center, Inc. ("NSSC"), NSC, and other companies stating that there was reason to believe that a release or threat of release of oil or hazardous material had occurred at property known as 21 Pacella Park Drive in Randolph, Massachusetts, and that the various companies receiving the letter were liable under Massachusetts law. Counsel alleges that 21 Pacella Corporation had spend approximately $46,000 in consulting and legal fees to date and that the future response costs could reach or exceed $700,000. All of the issued and outstanding common stock of NSSC was sold by the registrant to Traxxon, Inc., on August 5, 1986. On April 29, 1994, this firm filed a response on behalf of the registrant rejecting all of the claims of 21 Pacella Corporation and William A. Haas. The response denies that the registrant has any responsibility for reimbursement for past or future response costs or any diminution in property value. In accordance with Massachusetts law, the registrant participated in a mediation with the claimants on February 9 and 10, 1995. The mediation did not result in a settlement. Shortly thereafter, the registrant was served with a complaint seeking reimbursement and damages. On March 14, 1995, the action was removed to the United States District Court for the District of Massachusetts (21 Pacella Corp. and William A. Haas v. National Steel Corporation and National Intergroup Inc., C.A. No. 95-10524-NG.) The parties are subject to a discovery order and discovery is proceeding.

ENVIRONMENTAL INSURANCE LITIGATION

         The registrant, NSC, NAC, NSSC and Alumet were insured under policies purchased by NSC during the time period relevant to their involvement at the various environmental sites described above. On August 9, 1994, Alumet commenced a lawsuit in Colorado, Alumet Partnership v. Continental Casualty Co., No. 94-CV-1728 (Colo. Dist. Ct., Arapahoe County), against three insurers seeking a declaratory judgment that Alumet is entitled to coverage for the Lowry landfill claims and damages for breach of contract. On March 20, 1995, National Steel Corporation, NAC and the registrant filed a lawsuit in the Circuit Court of Hancock County, West Virginia against Continental Casualty Co., the Insurance Company of North America and various other carriers seeking coverage for certain environmental claims. Subsequently, on May 24, 1995, Continental Casualty Co. filed a lawsuit in the Superior Court in Delaware for a declaratory judgment that it owed the policy holders no coverage for these claims. Continental Casualty Co. et al., v.

National Steel Corp., et al., No. 95C-05-237 (Sup. Ct. for New Castle County, Delaware). NSC and the registrant believe that the West Virginia court is the most appropriate forum to resolve the dispute with the carriers and has filed a motion and memorandum in support of that position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         The registrant's common stock is listed for trading on the New York Stock Exchange. At June 1, 1995, the registrant had 7,228 stockholders of record. Information concerning the high and low market prices of the registrant's common and preferred stock and dividends declared on such stock for each quarter in the last two fiscal years are shown below:

                              GENERAL INFORMATION



STOCK PRICE FOR FISCAL 1995 AND 1994


                                                      Market Price Range              Dividend Declared Per Share
- ------------------------------------------------------------------------------------------------------------------
                                                Fiscal 1995           Fiscal 1994
- ------------------------------------------------------------------------------------------------------------------
                                               High      Low         High       Low     Fiscal 1995 Fiscal 1994
- ------------------------------------------------------------------------------------------------------------------
Common Stock (Symbol: Fox)
    1st Quarter . . . . . . . . . . .         $18 3/4   $15 1/8     $14 7/8    $12 3/8      $     0    $     0
    2nd Quarter.  . . . . . . . . . .          18 1/2    14 5/8      13 7/8     12 1/4            0          0
    3rd Quarter . . . . . . . . . . .          17 1/8    14 1/4      15 7/8     12 3/4            0          0
    4th Quarter . . . . . . . . . . .          19 7/8    14 3/8      17 5/8     13 1/4            0          0
- ------------------------------------------------------------------------------------------------------------------
Preferred Stock (Symbol: FoxPr)
    1st Quarter . . . . . . . . . . .         $52 1/2   $49 7/8     $51 1/2    $49 3/4      $  1.25    $  1.25
    2nd Quarter . . . . . . . . . . .          52        49 1/4      51 1/2     49 3/4         1.25       1.25
    3rd Quarter . . . . . . . . . . .          50 3/4    48 1/4      50 3/4     49 1/4         1.25       1.25
    4th Quarter . . . . . . . . . . .          51 1/2    49 1/4      51 3/4     50             1.25       1.25
- ------------------------------------------------------------------------------------------------------------------
Preferred Stock Series A (Symbol: FoxA)
    1st Quarter . . . . . . . . . . .         $36       $34         $ *        $ *          $  1.05**  $     *
    2nd Quarter.  . . . . . . . . . .          35 5/8    34 3/8       *          *             1.05**        *
    3rd Quarter . . . . . . . . . . .          35        31 5/8      33 1/4     30 3/4         1.05**    .82**
    4th Quarter . . . . . . . . . . .          35 1/2    32          38         30 1/4         1.05**   1.05**
- ------------------------------------------------------------------------------------------------------------------

* Not publicly traded. Issued in November 1993.
** Paid in additional shares of Series A Preferred Stock.

         Information with respect to restrictions on the payment of dividends is incorporated herein by reference to Note K of the Notes to the Consolidated Financial Statements contained herein in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary should be read in conjunction with the consolidated financial statements contained herein:


                  FoxMeyer Health Corporation and Subsidiaries

                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA


                                                                        For the years ended March 31,

(Millions of dollars, except per share data)                 1995       1994         1993        1992       1991
- ------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
   Net sales  . . . . . . . . . . . . . . . . . . . .      $5,177.1    5,409.4     $4,851.6    $3,411.3   $3,207.5

   Operating costs  . . . . . . . . . . . . . . . . .       5,108.7    5,358.1      4,841.5     3,373.5    3,227.1
   Operating income (loss) from continuing
      operations  . . . . . . . . . . . . . . . . . .          68.4       51.3         10.1        37.8      (19.6)
   Financing costs, net   . . . . . . . . . . . . . .          25.6       22.9         14.4        17.2       30.1
   National Steel Corporation   . . . . . . . . . . .           5.4        5.3        (15.1)        7.5      (12.5)
   Income tax provision (benefit)   . . . . . . . . .           2.1       (1.2)       (25.2)        8.0       (3.2)
   Minority interest in results of operations
      of consolidated subsidiaries  . . . . . . . . .           4.5        5.4          5.2         9.5          -
   Income (loss) from continuing operations before
      extraordinary item and cumulative effect
      of change in accounting principle   . . . . . .          41.6       29.5           .6        10.6      (59.0)
   Discontinued operations  . . . . . . . . . . . . .             -          -            -        25.6     (220.0)
   Income (loss) before extraordinary item and
      cumulative effect of change in
      accounting principle  . . . . . . . . . . . . .          41.6       29.5           .6        36.2     (279.0)
   Extraordinary item   . . . . . . . . . . . . . . .             -          -            -        (5.8)          -
   Cumulative effect of change in
      accounting principle  . . . . . . . . . . . . .             -          -            -           -      (15.6)
   Net income (loss)  . . . . . . . . . . . . . . . .      $   41.6    $  29.5     $     .6    $   30.4   $ (294.6)
- ------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
   Earnings (loss) per share:
      Continuing operations   . . . . . . . . . . . .      $   1.52    $  1.10     $   (.24)   $    .24   $  (2.97)
      Discontinued operations   . . . . . . . . . . .             -          -            -        1.19     (10.11)
      Extraordinary item  . . . . . . . . . . . . . .             -          -            -        (.27)         -
      Cumulative effect of change in accounting
       principle  . . . . . . . . . . . . . . . . . .             -          -            -           -       (.71)
      Earnings (loss) per share   . . . . . . . . . .      $   1.52    $  1.10     $   (.24)   $   1.16   $ (13.79)
   Cash dividends per share   . . . . . . . . . . . .             -          -            -           -          -
   Average number of common shares outstanding
      (in thousands)  . . . . . . . . . . . . . . . .        14,827     16,931       19,967      21,444     21,763
- ------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
   Working capital  . . . . . . . . . . . . . . . . .      $  444.5    $ 375.0     $  373.2    $  307.8   $  321.5
   Total assets   . . . . . . . . . . . . . . . . . .       1,777.0    1,525.5      1,562.1     1,137.4    1,065.2
   Capital expenditures   . . . . . . . . . . . . . .          59.1       56.3         20.1        20.2        8.5
   Long-term debt   . . . . . . . . . . . . . . . . .         422.8      310.9        256.6        29.6      208.4
   Redeemable preferred stock   . . . . . . . . . . .         175.0      164.8         50.6        55.0       55.0
   Stockholders' equity   . . . . . . . . . . . . . .         304.2      224.8        360.1       377.6      416.1
- ------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
   Current ratio  . . . . . . . . . . . . . . . . . .        1.57:1     1.59:1       1.52:1      1.71:1     1.97:1
   Long-term debt as a percent of total
      capitalization  . . . . . . . . . . . . . . . .         46.9%      44.4%        38.5%        6.4%      30.7%
   Return on average common stockholders' equity  . .         15.7%      10.1%         0.2%        7.7%    (53.1)%
   Return on net sales  . . . . . . . . . . . . . . .          0.8%       0.5%         0.0%        0.9%     (9.2)%

The comparability of the information presented above is affected by acquisitions, dispositions and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. Comparability has also been affected by the cumulative effect of a change in accounting principle in 1991 related to the adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions." Securities and Exchange Commission regulations require that capitalization ratios also be shown with redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 66.3%, 67.9%, 46.0%, 18.3% and 38.8%, respectively, for each of the five years ended March 31, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

FoxMeyer Health Corporation ("FoxMeyer Health"), formerly National Intergroup, Inc., and its subsidiaries (the "Corporation") reported significantly improved results for the year ended March 31, 1995 as compared to the prior year. Operating income increased to $68.4 million for the year ended March 31, 1995 from $51.3 million for the year ended March 31, 1994. Net income applicable to common stockholders increased to $1.52 per share in 1995 from $1.10 per share in 1994.

         The Corporation conducts its business principally through two operating units, FoxMeyer Corporation ("FoxMeyer") and Ben Franklin Retail Stores, Inc. ("Ben Franklin"). FoxMeyer is engaged in the distribution of a full line of pharmaceutical and health and beauty aids to independent drug stores, hospitals, alternate care facilities and chain stores. FoxMeyer also provides managed care and electronic processing services to health care sponsors, pharmacies and physicians. Ben Franklin is engaged in the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to those stores. An overview of the results of the Corporation's operating subsidiaries follows.

FOXMEYER

FoxMeyer's operating income for the year ended March 31, 1995 was significantly impacted by the write-down of its bankruptcy receivable from Phar-Mor, Inc. ("Phar-Mor"). As a result of the settlement of FoxMeyer's reclamation claim and the proposed settlement of its unsecured claim, FoxMeyer reduced the carrying value of its receivable from Phar-Mor to $6.0 million resulting in a $28.8 million charge for the year (including legal fees) (see Note E to the accompanying consolidated financial statements). Excluding the write-down of the Phar-Mor receivable, operating income decreased $3.7 million when compared to the prior year due primarily to intense competition, start-up costs associated with entering new lines of business, continuing charges related to the upgrading of its management information systems, and the consolidation of its distribution system.

         In April 1994, FoxMeyer acquired Scrip Card Enterprises, Inc. ("Scrip Card"), a company engaged in prescription benefit management services to small and medium-sized businesses. Scrip Card expanded and enhanced FoxMeyer's existing prescription benefit management programs.

         In June 1994, FoxMeyer entered the Canadian health care market through an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited. FoxMeyer's ownership interest in the amalgamated corporation, FoxMeyer Canada Inc. ("FoxMeyer Canada"), is 47.1%. FoxMeyer Canada provides health care, pharmacy and benefit management services in Canada.

         In July 1994, FoxMeyer announced that it had signed an agreement for an initial three-year term with the University Hospital Consortium ("UHC") to serve as the primary supplier to UHC members that participate in UHC's pharmacy purchasing program. UHC represents an alliance of 67 academic medical centers. FoxMeyer's management anticipates that the UHC contract will generate in excess of $700 million in additional prescription drug sales in 1996. To service the UHC contract and expand its operations to the West Coast, FoxMeyer has opened seven new warehouses.

         On October 12, 1994, FoxMeyer which was 80.5%-owned by FoxMeyer Health on that date, merged with and into a wholly-owned subsidiary of FoxMeyer Health. The former stockholders of FoxMeyer received .904 shares of common stock of FoxMeyer Health in exchange for each share of FoxMeyer common stock (approximately 4,981,000 shares) in a tax-free reorganization.

         In October 1994, FoxMeyer acquired the assets of US Health Data Interchange, Inc. ("USHDI"). USHDI provides products and services linking medical providers to payers nationwide, including practice management software and services, electronic claims submission and on-line verification of eligibility and benefits.

         In February 1995, FoxMeyer acquired the assets of Synercom Healthcare Systems, Inc. ("Synercom"), a developer of pharmacy management computer systems.

Synercom has installed pharmacy systems nationwide at independent and chain pharmacies and long-term care facilities. Synercom's systems are used by pharmacists to capture and manage patient information, process prescriptions, maintain inventories and process on-line prescription claims.

BEN FRANKLIN

Ben Franklin's sales increased to $354.8 million in 1995 from $338.0 million in 1994. The increase was primarily the result of the increase in the number of company-owned crafts superstores from 14 in 1994 to 33 in 1995. Operating income increased $7.5 million to $5.4 million from a loss of $2.1 million in the prior year. The loss in the prior year reflected a restructuring charge of $5.3 million.

         In November 1994, Ben Franklin entered into an agreement with Crafts Plus+, Inc. ("Crafts Plus") pursuant to which 45 Crafts Plus stores will be converted to Ben Franklin franchised stores. Crafts Plus and Ben Franklin entered into a purchase agreement requiring Crafts Plus to purchase a substantial portion of its merchandise from Ben Franklin. In addition, Ben Franklin loaned Crafts Plus $5.0 million under an unsecured, subordinated note which is convertible into 49% of Crafts Plus' common stock at the option of Ben Franklin.

         In January 1995, Ben Franklin signed an agreement with Cotter & Company ("Cotter") in which Ben Franklin agreed to offer to supply variety merchandise to all of the V&S Variety Stores formerly served by Cotter and to purchase up to $8.6 million in selected merchandise from Cotter's inventory. Over 700 V&S Variety Stores have signed merchandise supply agreements to purchase variety merchandise from Ben Franklin.

OTHER

As part of the consideration for a 1990 sale of certain assets, a subsidiary of the Corporation obtained the right to receive 10 annual contingent payments. In 1995, the Corporation received and otherwise settled its right to these future contingent payments for $35.8 million and such amount is reflected in "Other income" in the accompanying consolidated financial statements. In connection with this settlement, the Corporation was released from its contractual obligation to indemnify the purchaser of the assets for any environmental clean-up costs at a former plant site.

RESULTS OF OPERATIONS

The following table identifies the net sales, gross profit and operating income
(loss) components attributable to the Corporation's two principal operating units, FoxMeyer and Ben Franklin, and certain holding company, corporate office and other miscellaneous activities, including certain real estate limited partnership activities (collectively, the "Holding Company") (in millions of dollars):


                                                   For the years ended March 31,
                                                 1995          1994           1993
- ------------------------------------------------------------------------------------
NET SALES
FoxMeyer  . . . . . . . . . . . . . .        $ 4,822.3     $ 5,071.4       $ 4,505.4
Ben Franklin  . . . . . . . . . . . .            354.8         338.0           346.2
- ------------------------------------------------------------------------------------
Total net sales . . . . . . . . . . .        $ 5,177.1     $ 5,409.4       $ 4,851.6
- ------------------------------------------------------------------------------------
GROSS PROFIT
FoxMeyer  . . . . . . . . . . . . . .        $   280.3     $   285.2       $   257.1
Ben Franklin  . . . . . . . . . . . .             75.7          59.8            58.9
- ------------------------------------------------------------------------------------
Total gross profit  . . . . . . . . .        $   356.0     $   345.0       $   316.0
- ------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
FoxMeyer  . . . . . . . . . . . . . .        $    31.7     $    64.2       $    14.0
Ben Franklin  . . . . . . . . . . . .              5.4          (2.1)            4.6
Holding Company . . . . . . . . . . .             31.3         (10.8)           (8.5)
- ------------------------------------------------------------------------------------
Total operating income  . . . . . . .        $    68.4     $    51.3       $    10.1
- ------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1995 COMPARED
TO YEAR ENDED MARCH 31, 1994

FOXMEYER

Net sales decreased $249.1 million to $4,822.3 million for the year ended March 31, 1995, as compared to $5,071.4 million for the year ended March 31, 1994. Net sales decreased across all of FoxMeyer's customer segments with the exception of hospitals and alternate care facilities. The sales decline at FoxMeyer was due primarily to intense competition among pharmaceutical distributors for new customers and FoxMeyer's decision in some cases not to lower prices to keep certain customers. Sales for the hospital customer segment were favorably impacted by the UHC contract.

         Gross profit decreased $4.9 million to $280.3 million for the year ended March 31, 1995 as compared to $285.2 million for the year ended March 31, 1994. However, as a percentage of net sales, gross profit increased from 5.6% to 5.8% reflecting FoxMeyer's increased margins from value-added services, private label and generic products and managed care activities. Price competition in the industry and the decline in the frequency and magnitude of price increases by pharmaceutical manufacturers, which reduced FoxMeyer's inventory investment buying opportunities, continued to exert pressure on gross margin.

         Operating expenses increased $18.9 million in 1995 when compared to 1994 primarily as a result of the $28.8 million write-down of the Phar-Mor receivable and related legal fees in 1995 compared to $.2 million in 1994. Excluding the effect of the Phar-Mor charges, operating expenses decreased $9.7 million in 1995. The reduction in expenses is a result of lower sales volume and the implementation of cost reduction programs in 1995. The impact of these cost reduction programs was partially offset by higher expenses related to the expansion of FoxMeyer's managed care businesses, the opening of 7 new distribution centers, costs associated with upgrading information systems and the development of other business initiatives. As a percentage of net sales, operating expenses, excluding the Phar-Mor charges, were 4.5% for each of 1995 and 1994.

         Other income decreased $8.7 million in 1995 as compared to 1994. The decrease was principally due to the increased cost of an accounts receivable financing program as the program was in place for all of 1995 compared to five months in 1994 and the amount of the financing increased from $125 million to $200 million in November 1994. In addition, the prior year contained a gain on the termination of certain operating leases. In the current year, other income also includes gains on the sale of investments net of a loss on the write-down of certain software.

         Operating income decreased $32.5 million for the year ended March 31, 1995, as compared to the prior year. As a percentage of net sales, operating income was .7% of net sales as compared to 1.3% in 1994. Excluding the Phar-Mor write-down described above, operating income was 1.3% of net sales for 1995.

         Management expects further pressure to be exerted on gross margin over the next twelve months from competitive pressures, the formation of new buying groups and the possible reduction in the number of investment buying opportunities. FoxMeyer is aggressively pursuing several strategies that will help to relieve this pressure over the long term. Such strategies include significant expenditures for the development of more efficient management information systems, the expansion of its customer base through new products and services and the implementation of state-of-the-art warehouse facilities. Work on the new information systems and warehouse strategies was somewhat delayed due to the temporary diversion of resources toward opening warehouses and otherwise administering to the new UHC contract. Realization of the projected benefits remains dependent on successful execution of the implementation plan and confirmation of system capabilities once the installation is totally complete. Although management believes that these efforts will ultimately strengthen its gross margins and lower operating costs, management also recognizes that such activity will pose challenges for generating profits in the short term.

BEN FRANKLIN

Net sales increased $16.8 million or 5.0% to $354.8 million for the year ended March 31, 1995, as compared to $338.0 million for the year ended March 31, 1994. Net sales at company-owned and operated retail crafts superstores increased $19.1 million in 1995 to $37.5 million primarily due to the four stores opened in 1994 operating all year and to the opening of 19 additional stores in 1995. Royalty income increased $1.0 million over the prior year to $2.6 million as a result of the increase in the number of royalty stores from 48 to 96. Net wholesale and related sales declined $3.3 million as compared to the prior year to $314.7 million. The decline is primarily the result of the loss of 38 franchisee-owned variety stores during 1995. Ben Franklin expects that 35 to 40 of its approximately 560 remaining franchisee-owned variety stores will close in each of the next several years. Management believes the effect of such closings on Ben Franklin's net sales will be offset by the opening of crafts superstores and the additional business from Crafts Plus and V&S Variety Stores.

         Gross profit increased $15.9 million to $75.7 million for 1995 as compared to $59.8 million in 1994. Gross profit from company-owned crafts superstores increased $6.8 million primarily due to increased sales from 19 additional stores. Royalty income increased $1.0 million. Gross profit from wholesale and related operations increased $8.1 million primarily as a result of a shift in sales to higher margin items.

         Operating expenses, net of other income ("net operating expenses") increased $8.4 million. The increase was primarily the result of a $13.7 million increase in selling, general and administrative expenses in 1995 offset by the effect of a $5.3 million restructuring charge incurred in 1994. Without the effect of the

$5.3 million restructuring charge in 1994, net operating expenses as a percent of net sales were 19.8% in 1995 as compared to 16.8% in 1994. The increase is primarily attributable to the higher operating expenses of company-owned crafts superstores.

         Ben Franklin's operating income increased $7.5 million in 1995 as compared to 1994. The increase in gross profit of $15.9 million was offset by the increase in net operating expenses of $13.7 million. The remaining increase is attributable to the $5.3 million restructuring charge incurred in the prior year.

THE HOLDING COMPANY

Operating income for the Holding Company increased from a loss in 1994 of $10.8 million to income of $31.3 million in 1995, an increase of $42.1 million. The increase is primarily attributable to the recognition of contingent payments of $35.8 million in 1995 as described above. In addition, earnings for the Holding Company's real estate operations and other investments in 1995 exceeded 1994 results.

NATIONAL STEEL CORPORATION RESULTS

The Corporation's investment in National Steel Corporation ("NSC") reflects income of $5.4 million in 1995 compared to $5.3 million for the prior year. In 1994, the Holding Company recognized a loss on the sale of NSC common stock of $2.4 million. In 1995, net preferred dividend income decreased $2.2 million from the previous year primarily due to the redemption of 10,000 shares of NSC Preferred Stock in 1994.

NET FINANCING COSTS

Net financing costs increased 11.8% to $25.6 million for the year ended March 31, 1995 from $22.9 million for the year ended March 31, 1994. Interest income increased $.5 million in 1995 over 1994. Interest expense increased $3.2 million as compared to the prior year. Average borrowings increased from approximately $333.5 million during 1994 to $355.7 million during 1995. The increase in average borrowings was used primarily to fund additional working capital, acquisitions and the purchase of property and equipment. The average interest rate paid on these borrowings also rose during the year primarily as a result of higher variable rates on the Corporation's revolving credit agreements. The average borrowings for 1995 would have been higher if FoxMeyer had not increased its accounts receivable financing agreement from $125 million to $200 million. Under its accounts receivable financing agreement, FoxMeyer sold an additional $75 million of its accounts receivable using the proceeds to reduce borrowings under its revolving credit facilities. The costs associated with the sale of accounts receivable are charged against operating income.

INCOME TAXES

The Corporation recorded an income tax provision of $2.1 million for the year ended March 31, 1995 as compared to a benefit of $1.2 million for the year ended March 31, 1994. The income tax provision (benefit) reflects the income taxes related to Ben Franklin which cannot be consolidated in the Corporation's federal income tax return. The low effective tax rate for the current year and the benefit for the prior year were also the result of the reduction in the deferred tax asset valuation allowance.

MINORITY INTEREST IN RESULTS OF OPERATIONS
OF CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of consolidated subsidiaries was $4.5 million for the year ended March 31, 1995 as compared to $5.4 million for the year ended March 31, 1994. The decrease was attributable to the elimination of the minority interest in FoxMeyer resulting from the merger of FoxMeyer into a wholly-owned subsidiary of FoxMeyer Health in October 1994 partially offset by the increase in net income of Ben Franklin and the Corporation's real estate limited partnerships.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $19.1 million for the year ended March 31, 1995, compared to $10.8 million for the year ended March 31, 1994. The increase was due to the exchange of approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock in November, 1993 resulting in a full year of preferred stock dividends in 1995 as compared to only five months during 1994.

YEAR ENDED MARCH 31, 1994 COMPARED
TO YEAR ENDED MARCH 31, 1993

FOXMEYER

Net sales increased 12.6% or $566.0 million to $5,071.4 million for the year ended March 31, 1994, as compared to $4,505.4 million for the year ended March 31, 1993. Prior year net sales did not include the results of Harris Wholesale Company ("Harris") until its acquisition on May 7, 1992. Had Harris operations been included in the consolidated results of operations for the entire year, 1993 net sales would have been approximately $84.4 million higher. The remaining increase in net sales during 1994 of $481.6 million related to every major customer group. The largest percentage increases were in sales to independents, hospital and alternate care facilities and in FoxMeyer's bulk sales. Such increases were primarily attributable to new accounts that were obtained during 1993, including Medicine Shoppe International, Omnicare, Inc., and Perry Drug Stores, Inc. Chain sales increased slightly despite a decline of $183.8 million in sales to Phar-Mor when compared to the prior year.

         Gross margin for 1994 was 5.6% as compared to 5.7% for 1993. The decline in gross margin was the result of continuing price competition in the industry and the decline in the frequency and magnitude of price increases by pharmaceutical manufacturers which reduced the Corporation's ability to generate profits from inventory investment buying.

         For the year ended March 31, 1994, net operating expenses, including a one-time gain of $3.9 million on the termination of certain operating leases, were 4.4% of net sales. For the year ended March 31, 1993, net operating expenses were 5.4% of net sales. In 1993, FoxMeyer recorded a $42.8 million pre-tax charge primarily for a provision for possible loss on amounts due from Phar-Mor. Excluding this charge, net operating expenses would have been 4.4% of net sales for 1993. Therefore, net operating expenses as a percentage of net sales were approximately the same for both periods exclusive of this unusual item. While increased sales to lower cost-to-serve customers (i.e., large buying groups and chain stores) and cost containment and reduction programs reduced overall operating costs as a percentage of net sales, additional expenses were incurred related to the redirection of FoxMeyer's product mix, the realignment of distribution facilities and the expansion of complimentary business programs.

         Operating income increased $50.2 million for the year ended March 31, 1994, as compared to the prior year. As a percentage of net sales, operating income was 1.3% as compared to .3% in 1993. The increase was primarily attributable to the Phar-Mor charge in 1993 described above.

BEN FRANKLIN

Net sales decreased $8.2 million or 2.4% to $338.0 million for the year ended March 31, 1994, as compared to $346.2 million for the year ended March 31, 1993. Net sales at company-owned and operated retail crafts superstores increased $3.8 million in 1994 to $18.4 million primarily due to having the six stores opened in 1993 operating all year and to the opening of four additional stores in 1994. Royalty income increased $.5 million over the prior year to $1.6 million as a result of the increase in franchisee-owned crafts superstores to 48 at March 31, 1994 from 24 at March 31, 1993. Net warehouse sales declined $12.5 million as compared to the prior year to $318.0 million. The decline is the result of the loss of 51 franchisee-owned variety stores during 1994 and a generally sluggish retail sales environment.

         Gross profit increased $.9 million for 1994 compared to 1993. Gross profit from company-owned crafts superstores increased $1.2 million primarily due to increased sales. Royalty income from franchisees increased $.5 million in 1994. The gross profit from warehouse sales decreased $.8 million as a result of the decrease in sales.

         Net operating expenses increased $7.6 million for 1994 compared to 1993. The primary cause of the increase was a $5.3 million charge for restructuring its wholesale distribution operations. Exclusive of this one-time charge, net operating expenses for wholesale operations were $.8 million lower than in the prior year. Net operating expenses related to franchising and company-owned crafts stores rose $3.1 million primarily due to having the six stores opened in 1993 operating all year and the addition of four new stores in 1994.

         Ben Franklin's operating income decreased $6.7 million in 1994 as compared to 1993. The decrease was primarily the result of the one-time restructuring charge. Excluding the one-time charge, operating income from wholesale operations were at break-even. Operating results from crafts superstore royalty income and company-owned and operated stores were $1.4 million less than the prior year. While sales and gross profit increased for this portion of the business, expenses rose faster thereby reducing operating income.

THE HOLDING COMPANY

The Holding Company's operating loss for the year ended March 31, 1994 was $10.8 million as compared to an operating loss of $8.5 million for the year ended March 31, 1993. The operating loss for each period represents the general and administrative costs incurred by the Holding Company.

NATIONAL STEEL CORPORATION RESULTS

The Corporation's investment in NSC reflects income of $5.3 million for the current year compared to a $15.1 million loss for the prior year. The loss in the prior year was the result of a $22.4 million write-down of the Corporation's investment in NSC common stock to its market value at March 31, 1993. In 1994, the Corporation sold substantially all of its investment in NSC common stock at a loss of $2.4 million. Net preferred dividend income was approximately the same for both years.

NET FINANCING COSTS

Net financing costs increased 58.7% to $22.9 million for the year ended March 31, 1994 from $14.4 million for the year ended March 31, 1993. Interest income increased $2.0 million in 1994 over 1993. The increase was principally due to the interest earned on real estate loan investments made during 1994. Interest expense increased $10.5 million as compared to the prior year. Average borrowings increased from approximately $201.6 million during 1993 to $333.5 million during 1994. The increase in average borrowings was primarily the result of the issuance of $198 million in senior notes by FoxMeyer and $28.8 million of convertible subordinated debentures by Ben Franklin. In addition, average borrowings under the Corporation's various revolving credit facilities were $23.9 million higher than in the prior year and borrowings related to real estate investments were $17.7 million at March 31, 1994. The average interest rate paid on these borrowings also rose during the year primarily as a result of the higher fixed rates paid on the FoxMeyer senior notes and Ben Franklin subordinated debentures. The average borrowings for 1994 would have been higher if FoxMeyer had not entered into a $125 million accounts receivable financing arrangement in October 1993. Under this arrangement, FoxMeyer sold $125 million of its accounts receivable using the proceeds to reduce borrowings under its revolving credit facilities. The costs associated with the sale of accounts receivable is charged against operating income.

INCOME TAXES

The Corporation recorded an income tax benefit of $1.2 million for the year ended March 31, 1994. The difference between the actual 1994 tax benefit and the expected tax provision based on statutory income tax rates was principally due to a $6.5 million reduction in the deferred tax asset valuation allowance.

         Similarly, the income tax benefit of $25.2 million for the year ended March 31, 1993 differed from the expected income tax provision based on statutory income tax rates due principally to the $12.5 million reduction in the deferred tax asset valuation allowance and certain other adjustments described in Note O in the accompanying consolidated financial statements.

MINORITY INTEREST IN RESULTS OF OPERATIONS
OF CONSOLIDATED SUBSIDIARIES

In 1994, the minority interest in results of operations of consolidated subsidiaries represented a 19.5% share of the net income of FoxMeyer, a 32.8% share of the net loss of Ben Franklin and a 50% share of the net income of the Corporation's investment in real estate limited partnerships. In 1993, the minority interest in results of operations of consolidated subsidiaries represented a 33% share of FoxMeyer's net income declining to 19.5% in November 1992 and a 32.7% share of Ben Franklin's net income since May 1992. In addition to these changes in the number of shares of common stock held by FoxMeyer's and Ben Franklin's public stockholders, respectively, the increase of minority interest in results of consolidated subsidiaries was also attributable to the minority stockholders' share of the increase in FoxMeyer's net income which was partially offset by the minority stockholders' share of the decrease in Ben Franklin's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations (which includes working capital components) was $30.7 million for the year ended March 31, 1995. The change in working capital components used $180.2 million of funds. The increase in accounts payable and accrued liabilities of $123.1 million related primarily to the funding of the increase in inventories. Operating earnings and the sale of an additional $75 million of receivables provided $149.5 million of funds.

         Cash used in investing activities was $72.2 million for the year ended March 31, 1995. Approximately $59.1 million of funds were used to purchase property and equipment during this period. An additional $16.1 million was used to acquire Scrip Card and other businesses, net of cash acquired. The Corporation made other investments in real estate and marketable securities which used approximately $3.1 million of cash, net of proceeds from the sale of investments, during the year ended March 31, 1995.

         Financing activities provided $77.1 million of cash for the year ended March 31, 1995. The proceeds from issuance of long-term debt and other debt repayments were related primarily to real estate acquired by Ben Franklin and the Corporation's real estate limited partnership activities. Net borrowings under the Corporation's various credit facilities increased by $111.4 million during this period. Approximately $29.0 million was used to purchase shares of FoxMeyer Health's common stock.

         Management assesses the Corporation's liquidity based on its major business segments: FoxMeyer, Ben Franklin, and the Holding Company which includes the Corporation's real estate limited partnership activities. Each of the business segments must, for the most part, fund its own operations and capital needs. FoxMeyer's debt agreements allow, among other things, payments to the Holding Company under a tax sharing agreement between the Holding Company and FoxMeyer and for dividend payments to the Holding Company subject to certain limitations. Under the most restrictive of the limitations, approximately $15.7 million was available as of March 31, 1995 from which future dividends may be paid to the Holding Company by FoxMeyer. Ben Franklin is prohibited from paying any dividends to the Holding Company under its debt agreements. Both Ben Franklin's and FoxMeyer's debt agreements also restrict intercompany loans or other asset transfers with the Holding Company.

FOXMEYER

As of March 31, 1995, FoxMeyer had borrowed $132.8 million under its $275.0 million revolving credit facility (the "FoxMeyer Facility") at an average interest rate of 6.6%. The average and maximum amounts borrowed during the year ended March 31, 1995 under FoxMeyer's revolving credit facilities were $89.6 million and $245.0 million, respectively. The FoxMeyer Facility expires on December 31, 1997. Restrictions imposed by the FoxMeyer Facility require that on the last day of any quarter, FoxMeyer's total indebtedness to capitalization ratio, as defined therein, cannot exceed .6 to 1.0. Under the requirements of this covenant, FoxMeyer was eligible to borrow an additional $113.1 million at March 31, 1995.

         On November 22, 1994, FoxMeyer amended its accounts receivable financing program (the"Program") to extend the termination of the Program to November 21, 1995 and to increase the participation interest in a defined pool of FoxMeyer's trade receivables from $125 million to $200 million. The additional $75 million of proceeds received from the sale of trade receivables were used to reduce amounts outstanding under the FoxMeyer Facility.

         FoxMeyer's management expects that cash flow from operations and continued maintenance of its working capital facilities will provide adequate cash to fund seasonal increases in inventories and receivables and to fund expected capital expenditures of $40 million in 1996. As a result of the UHC contract and the additional seven warehouses that were opened to service that business, as well as continuing investments in managed care businesses, it may be necessary for FoxMeyer to expand existing lines of credit or seek alternative financing. FoxMeyer believes that, if required, alternative financing can be obtained at reasonable rates.

BEN FRANKLIN

As of March 31, 1995, Ben Franklin had borrowed $18.3 million under its revolving credit facility (the "Ben Franklin Facility"). The average and maximum amounts borrowed under the Ben Franklin Facility during the year ended March 31, 1995 were $11.6 million and $24.3 million, respectively.

         The Ben Franklin Facility, which was amended in April 1995, provides for a maximum borrowing capacity of $45.0 million and expires on August 1, 1996. Borrowings bear interest at the prime rate (9% at March 31, 1995) and are secured by Ben Franklin's wholesale inventory, accounts receivable and certain fixed assets. The Ben Franklin Facility prohibits the payment of dividends, contains a number of covenants and conditions and requires Ben Franklin to maintain certain financial ratios.

         Ben Franklin's management believes that cash on hand, cash generated by operations, borrowings under its revolving credit facility, credit from its vendors and customer financing programs will be sufficient to fund normal working capital needs and to fund expected capital expenditures of approximately $6 million during 1996.

         During 1994, Ben Franklin established a $5.3 million reserve for restructuring its wholesale distribution operations. Cumulative cash and non-cash charges were $1.9 million and $1.3 million, respectively, through March 31, 1995. All workforce reductions have now been completed resulting in the termination of 27 employees. The remaining balance of $2.1 million is for expenditures to complete two warehouse relocations. These expenditures are expected to continue into 1997.

HOLDING COMPANY

The Holding Company had cash and short-term investments of approximately $1.1 million at March 31, 1995. In addition, the Holding Company had borrowed the maximum amount of $15.0 million available under a revolving credit facility (the "Holding Company Facility") at an average interest rate of 8.4%. The average amount borrowed during 1995 under the Holding Company Facility was $6.4 million. The Holding Company Facility will expire April 1, 1996. Under a $30 million revolving loan agreement with FoxMeyer (the "FoxMeyer Loan"), $27.7 million was outstanding at March 31, 1995. The Holding Company Facility and the FoxMeyer Loan are secured by shares of the common stock of FoxMeyer. The Holding Company Facility restricts the payment of cash dividends on the Corporation's common stock and its Series A Preferred Stock. The Holding Company Facility also places other limitations and restrictions on the Holding Company including limiting the type of investments it may make and the amount that may be expended on the repurchase of shares of common stock of the Corporation.

         The Holding Company's cash requirements include the funding of monthly operating expenses, benefit obligations, dividend payments on the Corporation's convertible redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. The Corporation intends to continue to pay dividends in kind on its Series A Preferred Stock due to the restrictions placed upon cash dividends by the Holding Company Facility. In addition, the Holding Company intends to make additional real estate and other investments.

         The Holding Company will rely on cash on hand, dividends received on shares of FoxMeyer common stock, payments from FoxMeyer under its tax sharing agreements, and funds available under the FoxMeyer Loan to meet cash funding obligations. In addition, the Holding Company received a payment in June 1995 of $25.8 million related to the settlement of contingent payments discussed above. Funds available as dividends from FoxMeyer are limited by FoxMeyer's debt agreements. The Holding Company does not expect any material tax sharing payments from FoxMeyer for 1996 as a result of the expected write-down by FoxMeyer for tax purposes of the Phar-Mor bankruptcy receivable. The Holding Company expects to fund a substantial portion of any real estate investments through additional non-recourse debt which management believes will be available at reasonable rates.

         As more fully described in Note U in the accompanying consolidated financial statements, the Corporation has committed to invest up to $29 million to obtain an indirect ownership in Phar-Mor when it emerges from bankruptcy. Management is currently pursuing, and believes it will be able to secure, bank financing for up to $20 million of the commitment with the remainder being provided from the sources of cash described above.

OTHER

The Corporation maintains reserves in connection with environmental claims primarily related to businesses that have been disposed of or discontinued (see Note P to the accompanying consolidated financial statements). During 1995, the Corporation was released from all potential claims at one site and paid $.4 million in claims and legal fees. The reserve for potential environmental claims was increased by $1.2 million based on management's current estimate of future claims and legal fees. In addition, the Corporation has a prepayment of $10.3 million held by NSC which management believes is adequate to pay all environmental claims which may arise from former NSC sites for which the Corporation has agreed to indemnify NSC (see Note I to the accompanying consolidated financial statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of FoxMeyer Health Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other information included in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles, and include amounts based on management's best estimates and judgments, where applicable.

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


/s/ PETER B. MCKEE
Peter B. McKee
Senior Vice President and Chief Financial Officer




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
FoxMeyer Health Corporation
Carrollton, Texas

    We have audited the accompanying consolidated balance sheets of FoxMeyer Health Corporation (formerly National Intergroup, Inc.) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31,1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FoxMeyer Health Corporation and subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Dallas, Texas
June 21, 1995

                  FoxMeyer Health Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the years ended March 31,
(In thousands, except per share amounts)                           1995          1994           1993
- --------------------------------------------------------------------------------------------------------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . .     $ 5,177,072    $ 5,409,379    $  4,851,609
OPERATING COSTS
    Cost of goods sold (exclusive of depreciation shown
        separately below) . . . . . . . . . . . . . . . .       4,821,059      5,064,396       4,535,639
    Selling, general and administrative expenses  . . . .         272,537        277,823         251,647
    Depreciation and amortization . . . . . . . . . . . .          25,875         21,987          18,860
    Unusual item  . . . . . . . . . . . . . . . . . . . .          28,767            233          41,000
- --------------------------------------------------------------------------------------------------------
                                                                   28,834         44,940           4,463
Other income  . . . . . . . . . . . . . . . . . . . . . .          39,578          6,390           5,626
- --------------------------------------------------------------------------------------------------------
Operating income  . . . . . . . . . . . . . . . . . . . .          68,412         51,330          10,089
FINANCING COSTS
    INTEREST INCOME . . . . . . . . . . . . . . . . . . .           5,055          4,511           2,544
    INTEREST EXPENSE  . . . . . . . . . . . . . . . . . .          30,682         27,436          16,986
- --------------------------------------------------------------------------------------------------------
FINANCING COSTS, net  . . . . . . . . . . . . . . . . . .          25,627         22,925          14,442
- --------------------------------------------------------------------------------------------------------
Income (loss) before National Steel Corporation,
    income tax provision (benefit) and minority interest           42,785         28,405          (4,353)
NATIONAL STEEL CORPORATION
    Loss on common stock investment . . . . . . . . . . .               -         (2,350)        (22,385)
    Net preferred dividend income . . . . . . . . . . . .           5,445          7,655           7,265
- --------------------------------------------------------------------------------------------------------
                                                                    5,445          5,305         (15,120)
- --------------------------------------------------------------------------------------------------------
Income before income tax provision (benefit) and
    minority interest . . . . . . . . . . . . . . . . . .          48,230         33,710         (19,473)
    INCOME TAX PROVISION (BENEFIT)  . . . . . . . . . . .           2,114         (1,193)        (25,248)
- --------------------------------------------------------------------------------------------------------
Income before minority interest . . . . . . . . . . . . .          46,116         34,903           5,775
MINORITY INTEREST IN RESULTS OF OPERATIONS OF
    CONSOLIDATED SUBSIDIARIES . . . . . . . . . . . . . .           4,502          5,391           5,172
- --------------------------------------------------------------------------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .          41,614         29,512             603
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . .          19,096         10,830           5,352
- --------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS . . . .     $    22,518    $    18,682    $     (4,749)
- --------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE . . . . . . . . . . . . . . . .     $      1.52    $      1.10    $       (.24)
- --------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING . . . . . . .          14,827         16,931          19,967
- --------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  FoxMeyer Health Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,
(Thousands of dollars)                                                           1995             1994
- --------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments . . . . . . . . . . . . . . . . . . . .      $    35,232    $     60,987
Receivables, principally trade, less allowance for possible
    losses of $6,510 in 1995 and $15,133 in 1994  . . . . . . . . . . .          334,250         286,707
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          820,818         624,574
Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .           38,394          37,299
- --------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .        1,228,694       1,009,567

INVESTMENT IN NATIONAL STEEL CORPORATION  . . . . . . . . . . . . . . .           30,163          29,261

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . .          256,393         204,504
    Less allowance for depreciation and amortization  . . . . . . . . .           85,716          71,060
- --------------------------------------------------------------------------------------------------------
Net property, plant and equipment . . . . . . . . . . . . . . . . . . .          170,677         133,444


OTHER ASSETS
Goodwill, net of accumulated amortization of $46,801
    in 1995 and $40,381 in 1994 . . . . . . . . . . . . . . . . . . . .          209,749         228,141
Other intangible assets, net of accumulated amortization
    of $12,856 in 1995 and $11,059 in 1994  . . . . . . . . . . . . . .           22,966          12,786
Pre-bankruptcy receivable from Phar-Mor, Inc., net
    of allowance for possible loss of $62,795 in 1995
    and $40,000 in 1994 . . . . . . . . . . . . . . . . . . . . . . . .            5,963          28,758
Deferred tax asset, net of valuation allowance  . . . . . . . . . . . .           52,408          47,342
Miscellaneous assets  . . . . . . . . . . . . . . . . . . . . . . . . .           56,376          36,171
- --------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .          347,462         353,198
- --------------------------------------------------------------------------------------------------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,776,996    $  1,525,470
- --------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   674,843    $    532,170
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .           47,137          48,977
Salaries, wages and employee benefits . . . . . . . . . . . . . . . . .           13,635          19,793
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .            3,883           2,091
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           42,131          29,360
Long-term debt due within one year  . . . . . . . . . . . . . . . . . .            2,540           2,158
- --------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          784,169         634,549
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          422,751         310,920
RESERVES AND OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . .           70,676          81,082
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES  . . . . . . . . . . . .           20,231         109,331
REDEEMABLE PREFERRED STOCK  . . . . . . . . . . . . . . . . . . . . . .          175,019         164,833
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . .                -               -
STOCKHOLDERS' EQUITY
Common stock $5.00 par value; authorized 50,000,000 shares;
    issued: 24,167,277 shares in 1995 and 23,995,744
    shares in 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .          120,836         119,979
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . .          209,110         207,281
Minimum pension liability . . . . . . . . . . . . . . . . . . . . . . .          (75,428)        (73,797)
Net unrealized holding gain (loss) on marketable
    securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,374            (225)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          184,949         173,029
- --------------------------------------------------------------------------------------------------------
                                                                                 441,841         426,267
Less: cost of common stock held in treasury - 7,735,552 shares
    in 1995 and 11,125,441 shares in 1994 . . . . . . . . . . . . . . .          137,691         201,512
- --------------------------------------------------------------------------------------------------------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .          304,150         224,755
- --------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . .      $ 1,776,996     $ 1,525,470
- --------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.

                  FoxMeyer Health Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  For the three years ended March 31, 1995
                                                    ---------------------------------------------------------------------
                                                                                           Net
                                                                                        unrealized
                                                                                       holding gain
                                                               Capital in    Minimum    (loss) on
                                                      Common    excess of    pension    marketable   Retained    Treasury
(Thousands of dollars)                                stock     par value   liability   securities   earnings      stock
- -------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1992 . . . . . . . . . . .     $119,940   $ 208,244   $ (33,474)  $       -    $159,096   $  (76,254)
Net income  . . . . . . . . . . . . . . . . . .            -           -           -           -         603            -
Dividends declared - Convertible Preferred -
    $5.00 per share . . . . . . . . . . . . . .            -           -           -           -      (5,352)           -
Redemption of preferred share purchase rights .            -      (1,024)          -           -           -            -
Purchase of treasury stock  . . . . . . . . . .            -           -           -           -           -      (11,254)
Recognition of additional minimum pension
    liability . . . . . . . . . . . . . . . . .            -           -        (417)          -           -             -
Other       . . . . . . . . . . . . . . . . . .            2         (16)          -           -           -            -
- -------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993 . . . . . . . . . . .      119,942     207,204     (33,891)          -     154,347      (87,508)
Net income  . . . . . . . . . . . . . . . . . .            -           -           -           -      29,512            -
Dividends declared - Convertible Preferred -
    $5.00 per share . . . . . . . . . . . . . .            -           -           -           -      (4,950)           -
Dividends declared - Series A Preferred -
     paid in additional stock . . . . . . . . .            -           -           -           -      (5,389)           -
Exchange of Series A Preferred stock for
    treasury stock  . . . . . . . . . . . . . .            -           -           -           -           -     (114,004)
Amortization of discount on Series A Preferred             -           -           -           -        (491)           -
Net unrealized holding loss on marketable
    securities  . . . . . . . . . . . . . . . .            -           -           -        (225)          -            -
Recognition of additional minimum
    pension liability . . . . . . . . . . . . .            -           -     (39,906)          -           -            -
Other       . . . . . . . . . . . . . . . . . .           37          77           -           -           -            -
- -------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994 . . . . . . . . . . .      119,979     207,281     (73,797)       (225)    173,029     (201,512)
Net income  . . . . . . . . . . . . . . . . . .            -           -           -           -      41,614            -
Dividends declared - Convertible Preferred -
    $5.00 per share . . . . . . . . . . . . . .            -           -           -           -      (4,510)           -
Dividends declared - Series A Preferred -
    paid in additional stock  . . . . . . . . .            -           -           -           -     (13,200)           -
Amortization of discount on Series A Preferred             -           -           -           -      (1,386)           -
Purchase of treasury stock  . . . . . . . . . .            -           -           -           -           -      (28,953)
Treasury stock issued in FoxMeyer
    Corporation merger  . . . . . . . . . . . .            -           -           -           -     (10,148)      90,158
Net unrealized holding gain on
    marketable securities . . . . . . . . . . .            -           -           -       2,599           -            -
Recognition of additional minimum
    pension liability . . . . . . . . . . . . .            -           -      (1,631)          -           -            -
Stock options exercised . . . . . . . . . . . .          857       1,829           -           -        (452)       2,616
Other       . . . . . . . . . . . . . . . . . .            -           -           -           -           2            -
- -------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995 . . . . . . . . . . .     $120,836   $ 209,110   $ (75,428)  $   2,374    $184,949   $ (137,691)
- -------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  FoxMeyer Health Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the years ended March 31,
(Thousands of dollars)                                                             1995         1994           1993
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   41,614    $  29,512    $       603
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:
    Minority interest in results of operations of
       consolidated subsidiaries  . . . . . . . . . . . . . . . . . . . .          4,502        5,391          5,172
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .         25,875       21,987         18,860
    Loss on common stock of National Steel Corporation  . . . . . . . . .              -        2,350         22,385
    Net preferred dividend income from National Steel Corporation . . . .         (5,445)      (7,655)        (7,265)
    Gain from sale of investments . . . . . . . . . . . . . . . . . . . .        (10,707)      (2,879)             -
    Gain on termination of operating leases . . . . . . . . . . . . . . .              -       (3,887)             -
    Provision for losses on accounts receivable . . . . . . . . . . . . .         20,511        1,887         46,866
    Deferred income tax provision (benefit) . . . . . . . . . . . . . . .            954       (2,205)       (28,603)
Cash provided (used) by working capital items, net of acquisitions:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (109,800)     (64,589)       (52,418)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (197,873)      (4,430)      (128,567)
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,352      (10,867)         6,636
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . .        123,084      (67,177)        97,028
Proceeds from accounts receivable financing program . . . . . . . . . . .         75,000      125,000              -
Funds transferred to National Steel Corporation for potential
    environmental liabilities . . . . . . . . . . . . . . . . . . . . . .              -      (10,000)             -
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,747)       1,701           (653)
- --------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  . . . . . . . . . . . .        (30,680)      14,139        (19,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment . . . . . . . . . . . . . .        (59,092)     (56,322)       (20,076)
    Purchase of investments . . . . . . . . . . . . . . . . . . . . . . .        (59,015)     (26,898)             -
    Proceeds from the sale of investments . . . . . . . . . . . . . . . .         55,954       50,424          4,969
    Proceeds from the sale of property, plant and equipment . . . . . . .          1,888          277          1,168
    Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . .        (16,104)           -       (134,591)
    Prepayment on long-term commitment  . . . . . . . . . . . . . . . . .           (290)      (5,096)        (7,500)
    Prepayment on notes receivable and return of investment . . . . . . .          4,467        4,556          7,300
- --------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .        (72,192)     (33,059)      (148,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock of a subsidiary, net of expense  .              -            -          7,850
    Redemption of preferred share purchase rights . . . . . . . . . . . .              -            -         (1,024)
    Loan origination fees . . . . . . . . . . . . . . . . . . . . . . . .           (720)      (5,110)          (864)
    Repurchase of the common stock of subsidiaries  . . . . . . . . . . .           (182)           -        (64,007)
    Repurchase of the common stock of FoxMeyer Health Corporation . . . .        (28,953)      (1,251)       (11,254)
    Mandatory redemption of preferred stock . . . . . . . . . . . . . . .         (4,400)      (4,399)        (4,412)
    Proceeds from issuance of long-term debt  . . . . . . . . . . . . . .         13,406      255,531        130,000
    Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11,577)    (128,773)        (6,032)
    Exercise of stock options . . . . . . . . . . . . . . . . . . . . . .          4,850          108              -
    Borrowings under revolving credit facilities  . . . . . . . . . . . .      4,641,031    1,794,450      1,293,900
    Repayments under revolving credit facilities  . . . . . . . . . . . .     (4,529,631)  (1,878,250)    (1,178,400)
    Dividends paid on redeemable preferred stock  . . . . . . . . . . . .         (4,620)      (5,060)        (5,462)
    Dividends paid to minority interests  . . . . . . . . . . . . . . . .         (2,087)      (1,843)        (2,413)
- --------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . .         77,117       25,403        157,882
- --------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments  . . . . . . .        (25,755)       6,483        (10,804)
Cash and short-term investments, beginning of year  . . . . . . . . . . .         60,987       54,504         65,308
- --------------------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of year  . . . . . . . . . . . . . .     $   35,232    $  60,987    $    54,504
- --------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  FoxMeyer Health Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Years Ended March 31, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND
RELATED MATTERS

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of FoxMeyer Health Corporation and its majority-owned subsidiaries (the "Corporation") (formerly, National Intergroup, Inc.) including, most significantly, FoxMeyer Corporation ("FoxMeyer"), a wholly-owned subsidiary, and Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.7%-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in liquid time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost. The Corporation had $2.2 million of cash and short-term investments that were restricted at March 31, 1995, primarily as collateral for letters of credit.

INVENTORIES: Inventories, consisting solely of finished goods, are valued at the lower of cost or market. Cost for a majority of inventory is determined by the last-in, first-out ("LIFO") cost method (see Note G). Cost for the remainder of the inventory is determined by the first-in, first-out ("FIFO") cost method of inventory accounting. Investments: The Corporation's investments in marketable securities have been classified as "available for sale" and are carried at market value. The unrealized gain or loss resulting from the difference in market value and the cost of the securities is shown as a component of stockholders' equity in the consolidated financial statements. The Corporation periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of the write-down would be included in the results of operations as a realized loss.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES: Minority interest in consolidated subsidiaries, and minority interest in results of operations of consolidated subsidiaries, primarily represent the minority stockholders' or partners' proportionate share of the equity and net income of FoxMeyer until October 12, 1994 (see Note B), Ben Franklin and various real estate limited partnerships (see Note C).

PROPERTY, PLANT AND EQUIPMENT: Properties are stated at cost. Differences between amounts received and the net carrying values of properties retired or disposed of are included in operations. The cost of maintenance and repairs is charged against the results of operations as incurred. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 10 to 40 years for buildings and building improvements, 3 to 10 years for equipment and furniture and 3 to 7 years for software. Amortization of assets under capital leases and leasehold improvements is included in depreciation and amortization based on the lesser of the term of the lease or the estimated useful life of 5 to 20 years. Depreciation for income tax purposes is computed by using both the straight-line and accelerated methods.

    Property, plant and equipment consists of the following (in thousands of dollars):

                                                                                      March 31,
                                                                                 1995           1994
          -------------------------------------------------------------------------------------------
          Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   11,425    $   8,039
          Buildings and building improvements . . . . . . . . . . . . . .         64,881       59,073
          Leasehold improvements  . . . . . . . . . . . . . . . . . . . .         27,721       24,330
          Equipment and furniture . . . . . . . . . . . . . . . . . . . .        102,652       85,017
          Software  . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,714       28,045
          -------------------------------------------------------------------------------------------
                                                                              $  256,393    $ 204,504
          -------------------------------------------------------------------------------------------

INTANGIBLE ASSETS: Intangible assets consist of goodwill and customer lists arising from business combinations. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired, is being amortized using the straight-line method over the period of expected benefit of 15 to 40 years. Customer lists are being amortized using the straight-line method over the period of benefit, but in no instance exceeding 20 years.

    The Corporation periodically reviews the appropriateness of the remaining life of its intangible assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life or the amortization method requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of the intangible assets, the Corporation then assesses the overall recoverability of intangible assets by determining if the unamortized balance can be recovered through undiscounted future operating cash flows. Absent any unfavorable findings, the Corporation continues to amortize its intangible assets based on the existing estimated life.

SALES: Generally, sales are recorded when goods are shipped and title passes or when services are rendered. In addition, for large volume sales of pharmaceuticals to major self-warehousing drug store chains, the Corporation, through FoxMeyer, acts as an intermediary in the delivery of products from the manufacturer directly to the customers' warehouses. These sales of $784.5 million, $904.9 million, and $888.3 million in 1995, 1994 and 1993, respectively, are credited to the same account as their associated cost of sales and reported on a net basis in the statements of consolidated operations.

CAPITALIZATION OF SOFTWARE COSTS: The Corporation capitalizes software purchased in connection with major system developments as well as expenditures related to the implementation of these systems. In addition, software that is developed or substantially modified internally by the Corporation is also capitalized. The capitalization of these internal projects begins when technological feasibility has been established and ends when testing on the project is completed. Acquisition costs plus direct expenses are capitalized. Interest incurred on borrowed funds used during the capitalization period of $1.3 million, $.3 million and $.3 million in 1995, 1994 and 1993, respectively, was also capitalized. Amortization of such capitalized costs is on a straight-line basis over the estimated life of the software which is from three to seven years. Routine upgrades, modifications and maintenance are expensed as incurred.

SELF-INSURANCE PROGRAMS: The Corporation is self-insured for various levels of general liability, automobile, workers' compensation and employee medical coverage. Provisions for claims under the self-insurance programs are actuarially determined for both claims reported and for claims incurred but not reported after consideration of excess loss insurance coverage limits.

CONTINGENT FEE INCOME: Included in "Other income" in 1995 was $35.8 million in contingent fee income. As part of the consideration for a 1990 sale of certain assets, a subsidiary of the Corporation obtained the right to receive 10 annual contingent payments. In 1995, the Corporation received and otherwise settled its right to these future contingent payments and accordingly recognized the contingent fee income.

UNUSUAL ITEM: Amounts reflected as an unusual item in the consolidated statements of operations represent the write-down of amounts due from Phar-Mor, Inc. and related legal and other costs (see Note E).

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

NOTE B - TRANSACTIONS IN SUBSIDIARY
COMMON STOCK

FOXMEYER CORPORATION

The Corporation and FoxMeyer purchased 4,840,000 shares of FoxMeyer common stock during 1993 through a series of transactions. Such purchases were accounted for using the purchase accounting method with a corresponding $11.4 million reduction in the Corporation's goodwill in FoxMeyer which reflected a purchase price less than the fair value of assets acquired. As a result of these transactions, the Corporation's ownership in FoxMeyer increased to 80.5% from 67.0%.

    On October 12, 1994, the Corporation acquired, by way of merger of FoxMeyer with a wholly-owned subsidiary of the Corporation, all of the outstanding shares of FoxMeyer that it did not previously own in exchange for approximately 4,981,000 shares of the Corporation's common stock. These shares were issued from treasury stock held by the Corporation. The merger transaction was accounted for using the purchase method of accounting with a corresponding reduction of approximately $15.1 million in the Corporation's goodwill in FoxMeyer which reflected a purchase price less than the fair value of assets acquired. The reduction in goodwill will be amortized over the remaining life of the original goodwill. The fair value of the assets acquired and liabilities assumed is subject to change based on evidence of fair value still to be obtained. The difference of approximately $10.1 million between the market value of the common stock issued ($80.0 million) and the average cost of those shares was charged to retained earnings.

    Unaudited pro forma results of operations for the fiscal years ended March 31, 1995 and 1994, respectively, had the acquisition of FoxMeyer's minority interest taken place at the beginning of the corresponding fiscal years, are as follows (in thousands, except per share amounts):

                                                                                 Year ending March 31,
                                                                                   1995         1994
          -------------------------------------------------------------------------------------------
          Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,177,072   $5,409,379
          Operating income  . . . . . . . . . . . . . . . . . . . . . . .         68,617       51,718
          Income before minority interest . . . . . . . . . . . . . . . .         46,365       35,291
          Minority interest in results of operations of consolidated
            subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . .          2,829          129
          Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .         43,536       35,162
          Earnings per share of common stock  . . . . . . . . . . . . . .     $     1.41   $     1.11
          Average number of shares outstanding  . . . . . . . . . . . . .         17,340       21,919
          -------------------------------------------------------------------------------------------

    The foregoing unaudited pro forma results of operations reflect the estimated impact of the valuation of the assets acquired and liabilities assumed for the 19.5% of FoxMeyer common stock acquired as if the acquisition had taken place at the beginning of the fiscal year. The additional shares of common stock issued in the merger were assumed to be outstanding for the entire period.

BEN FRANKLIN RETAIL STORES, INC.

On May 5, 1992, Ben Franklin completed the sale to the public of 1,800,000 shares of its common stock which were owned by the Corporation. The Corporation received net proceeds of $7.9 million. Approximately 450,000 options were granted to Ben Franklin employees at the public offering price of $5.00. As a result of the offering and the subsequent exercise of stock options, the Corporation's ownership percentage in Ben Franklin was reduced to 67.2%. During 1995, a common stock buy-back program initiated by Ben Franklin increased the Corporation's ownership percentage to 67.7%.

NOTE C - ACQUISITIONS

HARRIS WHOLESALE COMPANY

On May 7, 1992, the Corporation, through a wholly-owned subsidiary of FoxMeyer, acquired all of the issued and outstanding shares of capital stock of Harris Wholesale Company ("Harris"), a pharmaceutical wholesaler, for $119.9 million in cash including repayment of Harris' bank indebtedness. The transaction was accounted for using the purchase accounting method. The purchase price has been allocated to the assets and liabilities of Harris in amounts equal to their respective fair values. The excess of the purchase price over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, which was approximately $90.2 million, was recorded as goodwill. The goodwill is being amortized over 40 years. The results of operations of Harris have been included in the consolidated financial statements of the Corporation since May 8, 1992.

SCRIP CARD

On April 1, 1994, FoxMeyer acquired all of the outstanding stock of Scrip Card Enterprises, Inc. ("Scrip Card") for $10.0 million. Based on Scrip Card obtaining certain revenue targets during each of the three years ending March 31, 1997 an additional $6.0 million may be paid to the former stockholders of Scrip Card. Scrip Card provides prescription benefit management services for small to medium-sized businesses. The transaction was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Scrip Card in amounts equal to their fair market values. Approximately $8.1 million of the purchase price was assigned to the customer lists acquired in the transaction. The results of operations of Scrip Card have been included in the consolidated financial statements of the Corporation since its acquisition.

DEVELOPMENT

Certain subsidiaries of the Corporation (collectively, "Development") are controlling general partners in various real estate limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. Development's partnerships are generally obligated to return Development's initial investment together with a preferred rate of return on the undistributed investment before other partners may receive distributions. Such preferred returns are accounted for as liquidating dividends. Development invested approximately $5.5 million in 1995 and $8.6 million in 1994 in various real estate partnerships. The net equity investment in Development's limited partnerships at March 31, 1995 and 1994, respectively, was $8.9 million and $5.0 million.

OTHER

On June 28, 1994, FoxMeyer completed an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited ("Evans"). As a result of the amalgamation and the exercise of options for 4,400,000 shares of Evans' common stock, which options FoxMeyer had previously acquired, FoxMeyer's ownership interest in the amalgamated corporation, FoxMeyer Canada Inc. ("FoxMeyer Canada"), is 47.1%. FoxMeyer Canada provides healthcare and pharmacy services in Canada. FoxMeyer's investment in FoxMeyer Canada is accounted for on an equity basis and, at March 31, 1995, was $4.9 million. The market value of the Corporation's investment in FoxMeyer Canada at March 31, 1995 was $28.4 million based on the closing price of the stock on the Toronto Stock Exchange. FoxMeyer has options to acquire up to 5,600,000 additional shares of common stock of FoxMeyer Canada at prices ranging from (in Canadian dollars) $1.50 to $3.00.

    Ben Franklin acquired 10 crafts stores from former franchisees during 1995. The acquisitions were accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets acquired resulted in goodwill of $3.4 million.

    On September 15, 1992, FoxMeyer acquired the warehouse, distribution systems and related working capital of Snyder's Drug Stores, Inc. for approximately $18.7 million.

    No pro forma combined results of operations of the Corporation and these acquisitions has been presented as such pro forma results are not materially different from those previously reported.

NOTE D - ACCOUNTS RECEIVABLE FINANCING

FoxMeyer has entered into an accounts receivable financing program under which FoxMeyer sells with limited recourse a percentage ownership interest in a defined pool of its trade accounts receivable. Under an amendment effective November 22, 1994, the financing program was extended to November 21, 1995, and the amount of the financing program was increased to $200.0 million from $125.0 million. Generally, an undivided interest in new accounts receivable will be sold daily as existing accounts receivable are collected to maintain the participation interest at $200.0 million. Such accounts receivable sold are not included in the accompanying balance sheets at March 31, 1995 and 1994, respectively. An allowance for doubtful accounts has been retained on the participation interest sold based on estimates of FoxMeyer's risk of credit loss from its obligation under the recourse provisions. The cost of the accounts receivable financing program is based on commercial paper rates plus certain fees. The total cost of the program was $9.1 million and $2.2 million for the years ended March 31, 1995 and 1994, respectively, and was charged against "Other income" in the accompanying consolidated statements of operations. FoxMeyer also acts as agent for the purchaser by performing recordkeeping and collection functions on the participation interest sold. The agreement contains certain covenants regarding the quality of the accounts receivable portfolio, as well as other covenants which are substantially identical to those contained in FoxMeyer's credit facilities (see Note J).

NOTE E - PHAR-MOR, INC. RECEIVABLE

On August 17, 1992, Phar-Mor, Inc., a large deep-discount drug store chain ("Phar-Mor") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. FoxMeyer's records reflected that on the filing date it had receivables due from Phar-Mor of approximately $68.8 million. During 1993, the Corporation recorded a pre-tax charge to earnings of $41.0 million ($20.5 million after taxes and minority interest or $1.02 per common share) representing a $40.0 million provision for possible loss on amounts due from Phar-Mor and a $1.0 million provision for legal and other costs related to the bankruptcy. An additional $.2 million of associated legal costs were incurred in 1994. As a result of Phar-Mor's submission of a Plan of Reorganization and the settlement of FoxMeyer's reclamation claim at an amount less than FoxMeyer had submitted, the Corporation recorded an additional pre-tax charge to earnings of $28.8 million ($17.7 million after taxes or $1.20 per common share) to reflect the estimated value of the assets to be received by the Corporation and legal and other costs incurred or to be incurred. In the accompanying consolidated balance sheets, all amounts due from Phar-Mor for goods sold prior to August 17, 1992, were classified as long-term assets, net of allowances.

NOTE F - OFF-BALANCE SHEET RISK
AND CONCENTRATIONS OF CREDIT RISK

Trade receivables subject the Corporation to a concentration of credit risk with customers in the retail and in the hospital and alternate care facility sectors. This risk is limited due to the large number of customers comprising the Corporation's customer base and their geographic dispersion. No one customer accounted for more than 10% of net sales in 1995. The Corporation performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. Generally, the Corporation requires no collateral from its customers. In addition, temporary cash investments may also subject the Corporation to a concentration of credit risk. The Corporation places its temporary cash investments primarily with major financial institutions and diversified money market mutual funds.

NOTE G - INVENTORIES

Inventories valued by the LIFO cost method totalled $605.2 million and $431.0 million at March 31, 1995 and 1994, respectively. If the FIFO cost method had been used, inventories would have been $54.3 million and $65.7 million higher than the amounts reported in the accompanying consolidated balance sheets at March 31, 1995 and 1994, respectively. The decrease in LIFO reserves is primarily the result of a purchase accounting adjustment of $12.8 million resulting from the acquisition of FoxMeyer's minority interest (see Note B). In addition, liquidation of LIFO inventories carried at lower costs prevailing in prior years, as compared with the current cost of purchases, had the effect of increasing net income in 1994 by $.3 million or $0.02 per share.

NOTE H - INVESTMENTS IN
MARKETABLE SECURITIES

The Corporation's investments in marketable securities, included in "Other current assets", are classified as "available for sale". The carrying value and gross unrealized gains and losses are as follows (in thousands of dollars):

                                                                                       March 31,
                                                                                   1995         1994
          -------------------------------------------------------------------------------------------
          Carrying value  . . . . . . . . . . . . . . . . . . . . . . . .     $   18,219    $  15,969
          Unrealized gains  . . . . . . . . . . . . . . . . . . . . . . .          2,509          348
          Unrealized losses . . . . . . . . . . . . . . . . . . . . . . .            196          683
          -------------------------------------------------------------------------------------------

    The gross proceeds and realized gains and losses from the sale of marketable securities are as follows (in thousands of dollars):

                                                                                    For the years ended March 31,
                                                                                 1995           1994           1993
          ------------------------------------------------------------------------------------------------------------
          Proceeds from sales . . . . . . . . . . . . . . . . . . . . . .     $   50,205    $  44,090              -
          Realized gains  . . . . . . . . . . . . . . . . . . . . . . . .          8,092          314              -
          Realized losses . . . . . . . . . . . . . . . . . . . . . . . .            476        2,350              -
          ------------------------------------------------------------------------------------------------------------

    The cost of securities sold was principally determined using the average cost method.

NOTE I - INVESTMENT IN NATIONAL
STEEL CORPORATION

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

    As a result of transactions which occurred in August 1984 and June 1990, the Corporation sold all but 13% of its common stock investment in NSC to NKK Corporation ("NKK"). As part of the 1984 transaction, the Corporation agreed to provide NSC sufficient funds for payment of and to indemnify NSC against all Weirton Liabilities and for certain environmental liabilities related to the former operations of NSC. As part of the 1990 transaction, the Corporation also received newly issued NSC redeemable Series B preferred stock (the "NSC Preferred Stock") and $146.6 million in cash. The cash was transferred to NSC in exchange for NSC releasing the Corporation from an equivalent amount of its indemnification liability with respect to the Weirton Liabilities (the "Released Liabilities"). The NSC Preferred Stock was valued at fair market value at the date of the transaction, with the resulting premium in excess of the minimum redemption value being amortized on an effective yield basis over the life of the NSC Preferred Stock.

    Under the terms of the Stock Purchase and Recapitalization Agreement (the "Agreement") between the Corporation, NKK and NSC related to the June 1990 transaction, the Corporation has committed that all NSC Preferred Stock dividends and redemption amounts are to be used to satisfy the Weirton Liabilities, excluding the Released Liabilities (the "Remaining Liabilities"), before any funds are available to the Corporation for general corporate purposes. The Agreement further provides for an independent actuarial valuation of the Weirton Liabilities that relate to employee benefits. If prior to or coincident with a full redemption of the NSC Preferred Stock, the pension-related Weirton Liabilities are determined to be fully funded, the amount of any adjustment to the Weirton Liabilities, as determined by the independent actuary, will increase or decrease the proceeds available to the Corporation from the redemption of the NSC Preferred Stock.

    The Remaining Liabilities have been presented in the Corporation's consolidated balance sheets as a reduction in the carrying value of the NSC Preferred Stock due to the requirement that the dividend and redemption payments thereon first be used to offset these obligations. At March 31, 1995, there were $35.9 million of Remaining Liabilities, including a $15.2 million net pension liability, the NSC Note of $19.7 million and $1.0 million for other benefit obligations offset against the carrying value of the NSC Preferred Stock. At March 31, 1994, there were $39.4 million of Remaining Liabilities offset against the carrying value of the NSC Preferred Stock.

    Additionally, the Corporation has reflected its dividend income on the NSC Preferred Stock, interest accretion and pension charges on the Remaining Liabilities and premium amortization on the NSC Preferred Stock as a single net amount in its consolidated statements of operations due to the requirement that dividends and redemption payments on the NSC Preferred Stock be used first to fund the Remaining Liabilities.

    For the year ended March 31, 1993, the Corporation reduced the carrying value of its NSC common stock to its then current market value resulting in a loss of $22.4 million, which was included in the 1993 consolidated statement of operations. The Corporation recognized an additional loss of $2.4 million in connection with a January 1994 disposition of substantially all of its remaining shares of NSC common stock. From the proceeds of the sale of the NSC common stock owned by the Corporation, the Corporation was required to pay to NSC $10.0 million as a prepayment for potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC. If NSC does not expend the $10.0 million by certain dates (up to 20 years after the receipt of such funds by NSC), the balance in the fund will be paid by NSC to the Corporation. The Corporation continues to be obligated to indemnify NSC for all other liabilities for which the Corporation had previously agreed to indemnify NSC, including any environmental liabilities exceeding the $10.0 million prepayment. NSC is currently paying 11.5% interest on the balance in the fund. At March 31, 1995, the prepayment balance was approximately $10.3 million.

    On May 4, 1993, NSC redeemed 10,000 shares of the NSC Preferred Stock owned by the Corporation. The $67.8 million of proceeds received on the redemption was immediately deposited in the Weirton Pension Trust to satisfy the Remaining Liabilities. A net gain of $2.4 million was realized on the redemption. Without the Corporation's consent, NSC cannot, prior to 1998, exercise its option to redeem the Corporation's remaining shares of NSC Preferred Stock that are subject to mandatory redemption in August 2000. The minimum redemption value of the remaining NSC Preferred Stock is $58.3 million.

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

    Pension costs for the Corporation's obligation relating to the Weirton Retirement Program for the three years ended March 31, 1995, determined by assuming an expected long-term rate of return on plan assets of 9.5%, 9.5% and 10.5% in 1995, 1994 and 1993, respectively, were as follows (in thousands of dollars):

                                                                                   For the years ended March 31,
                                                                                   1995        1994           1993
       -------------------------------------------------------------------------------------------------------------
       Service cost - benefits earned for the year  . . . . . . . . . . .     $      177    $     159       $    201
       Interest cost on projected benefit obligation  . . . . . . . . . .         38,273       42,169         44,582
       Return on plan assets  . . . . . . . . . . . . . . . . . . . . . .        (28,140)     (34,659)       (65,966)
       Net amortization and deferral  . . . . . . . . . . . . . . . . . .        (10,751)     (10,104)        25,741
       -------------------------------------------------------------------------------------------------------------
       Net periodic pension costs (income)  . . . . . . . . . . . . . . .     $     (441)   $  (2,435)      $  4,558
       -------------------------------------------------------------------------------------------------------------

    The funded status of the Weirton Retirement Program and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1995 and 1994, utilizing a discount rate of 8.5% in 1995 and 7.9% in 1994 are set forth in the table below (in thousands of dollars):

                                                                                     March 31,
                                                                                 1995          1994
- -----------------------------------------------------------------------------------------------------
Accumulated benefit obligation
    including vested benefits of
    $465,517 and $491,534 in 1995
    and 1994, respectively  . . . . . . . . . . . . . . . . . . . . . . .     $  482,282    $ 512,667
Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . .        482,282      512,667
Plan assets at fair market value  . . . . . . . . . . . . . . . . . . . .        467,058      495,001
- -----------------------------------------------------------------------------------------------------
Projected benefit obligation in excess
    of plan assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,224       17,666
Unrecognized transition asset . . . . . . . . . . . . . . . . . . . . . .          7,406        8,308
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . .        (82,834)     (82,105)
Adjustment required to recognize
    minimum liability . . . . . . . . . . . . . . . . . . . . . . . . . .         75,428       73,797
- -----------------------------------------------------------------------------------------------------
Accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   15,224    $  17,666
- -----------------------------------------------------------------------------------------------------

    At March 31, 1995, the assets of the Weirton Pension Trust available to service these obligations were comprised of approximately 71% bonds, 21% stocks and 8% other.

NOTE J - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                                                                      March 31,
                                                                                 1995          1994
- -----------------------------------------------------------------------------------------------------
FoxMeyer Health revolving
    credit facility . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   15,000    $       -
FoxMeyer senior notes . . . . . . . . . . . . . . . . . . . . . . . . . .        198,000      198,000
Unamortized discount on FoxMeyer
    senior notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,506)           -
FoxMeyer revolving credit facility  . . . . . . . . . . . . . . . . . . .        132,800       54,700
Ben Franklin convertible subordinated
    debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,750       28,750
Ben Franklin revolving credit facility  . . . . . . . . . . . . . . . . .         18,300            -
Development notes with interest rates
    ranging from 6.5% to 11.0% per
    annum with various maturities . . . . . . . . . . . . . . . . . . . .         15,826       17,668
Industrial development revenue bonds
    with interest rates ranging from
    5.4% to 8.0% per annum with
    various maturities  . . . . . . . . . . . . . . . . . . . . . . . . .          1,774        2,031
Notes and mortgages with interest
    rates ranging from 5.25% to 10.0%
    per annum with various maturities . . . . . . . . . . . . . . . . . .         16,473       11,683
Capital lease obligations with interest
    rates ranging from 9.3% to 14.0%
    per annum with various maturities . . . . . . . . . . . . . . . . . .          1,874          246
- -----------------------------------------------------------------------------------------------------
                                                                                 425,291      313,078
Long-term debt due within one year  . . . . . . . . . . . . . . . . . . .          2,540        2,158
- -----------------------------------------------------------------------------------------------------
TOTAL       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  422,751    $ 310,920
- -----------------------------------------------------------------------------------------------------

    The Corporation has a $15.0 million revolving credit facility (the "Credit Facility") to be used by it for working capital and general corporate purposes. The Credit Facility, which is secured by shares of common stock of FoxMeyer, restricts the payment of cash dividends on the Corporation's common stock and its Series A Preferred Stock (see Note K) and imposes limits on the repurchase of shares of the Corporation's common stock. In addition, certain other limitations have been placed on the Corporation by the Credit Facility that, among other things, require the Corporation to maintain a minimum net worth and place certain restrictions on investments, additional indebtedness and acquisitions. The Credit Facility expires on April 1, 1996. The interest rate is a Euro-dollar rate (as defined) plus 1.875% or the prime rate plus .25%. The average and maximum amounts outstanding under the Credit Facility during 1995 were $6.4 million and $15.0 million, respectively. At March 31, 1995, $15.0 million was outstanding under the Credit Facility at an average interest rate of 8.4%.

    On April 29, 1993, FoxMeyer issued $198.0 million of 7.09% senior notes due April 15, 2005 (the "FoxMeyer Senior Notes"). The FoxMeyer Senior Notes are payable in eight equal annual installments commencing on April 15, 1998. The FoxMeyer Senior Notes contain certain restrictions and covenants which, among other things, place limitations on debt, liens, investments, payment of dividends and transactions by FoxMeyer with related parties. In addition, the FoxMeyer Senior Notes are subject to a potential prepayment penalty based on interest rates at the time of prepayment. The discount on the FoxMeyer Senior Notes relates to a purchase accounting adjustment resulting from the acquisition of FoxMeyer's minority interest in 1995 (see Note B).

    At March 31, 1995, FoxMeyer maintained a $275.0 million revolving credit facility (the "FoxMeyer Credit Facility") which expires December 31, 1997. The FoxMeyer Credit Facility contains certain affirmative and negative covenants including: (i) restrictions on acquisitions, mergers, consolidations and sales of certain assets by FoxMeyer; (ii) restrictions on FoxMeyer's ability to enter into transactions with affiliates; (iii) restrictions on FoxMeyer's ability to incur additional indebtedness, to make capital expenditures, and to make certain loans, advances and investments; and (iv) requirements to maintain certain levels of net worth, interest coverage, debt service coverage, and debt to total capitalization ratios. These covenant requirements limit FoxMeyer's ability to pay dividends. The FoxMeyer Credit Facility provides for interest rates based on (i) a Euro-dollar rate (as defined) plus a variable fee that cannot exceed 1%, (ii) the prime rate or (iii) rates offered by banks that are parties to the FoxMeyer Credit Facility. At March 31, 1995, $132.8 million was outstanding under the FoxMeyer Credit Facility at an average interest rate of 6.6%. The average and maximum amounts borrowed under the FoxMeyer Credit Facility during 1995 were $89.6 million and $245.0 million, respectively.

    In June 1993, Ben Franklin issued $28.8 million of 7.5% convertible subordinated debentures due June 1, 2003 (the "Ben Franklin Debentures"). The Ben Franklin Debentures are unsecured general obligations of Ben Franklin subordinated to all existing and future senior debt and are convertible into the common stock of Ben Franklin at $7.75 per share. The Ben Franklin Debentures are redeemable, at the option of Ben Franklin, in whole or in part, on or after June 1, 1996, at redemption prices ranging from 105% of the principal amount thereof in 1996 to 100% in 2002.

    Ben Franklin entered into a new revolving credit facility during 1995 (the "Ben Franklin Facility") which was amended in April 1995. The Ben Franklin Facility provides for a maximum borrowing capacity of $45.0 million. The Ben Franklin Facility expires August 1, 1996, bears interest at the prime rate and is secured by certain inventories, receivables and fixed assets. The Ben Franklin Facility prohibits, among other things, the payment of dividends and requires Ben Franklin to maintain certain financial ratios. At March 31, 1995, $18.3 million was outstanding under the Ben Franklin Facility at an interest rate of 9.0%. The average and maximum amounts borrowed during 1995 were $11.6 million and $24.3 million, respectively.

    The limited partnerships controlled by Development and included in the consolidated financial statements have incurred certain indebtedness in connection with the acquisition of real estate and other assets from the Resolution Trust Corporation and other financial institutions (the "Development Notes"). Such indebtedness is typically non-recourse and secured solely by the underlying assets. The Development Notes bear interest at fixed and floating rates and, generally, have balloon payments at the end of their term.

    The industrial development revenue bonds, notes and mortgages represent different issues with varying principal payments. Some of these issues bear interest at fixed rates and others bear interest at floating rates. These obligations are generally secured by the underlying real estate. These mortgages include a $7.6 million obligation of Ben Franklin which bears interest at the prime rate and matures in 2000 and a $5.3 million obligation of Ben Franklin which bears interest at 9.5% and matures in 1999.

    The Corporation has letters of credit outstanding in connection with its insurance liabilities and product purchases of $10.6 million at March 31, 1995.

    Maturity and sinking fund requirements on all long-term debt of the Corporation by fiscal year are as follows: $2.5 million in 1996; $36.7 million in 1997; $135.4 million in 1998; $35.2 million in 1999; $30.3 million in 2000;
and $188.7 million thereafter.

    At March 31, 1995, the aggregate cost of properties under capital lease obligations amounted to $2.1 million with accumulated amortization of $.1 million. Total remaining lease payments under these obligations are as follows:
$.4 million in 1996; $.5 million in 1997; $.5 million in 1998; and $.5 million in 1999.

NOTE K - CAPITAL STOCK

SHARE REPURCHASE: In 1992 and 1993, the Board of Directors of the Corporation authorized common stock repurchase programs to allow the Corporation to repurchase shares of the Corporation's common stock. During 1993 the Corporation repurchased 890,900 shares under these repurchase programs at a cost of $11.3 million.

    In December 1993, the Corporation announced that it may purchase an additional 1,300,000 shares of its common stock. By January 1995, the Corporation had completed this program at a cost of $21.7 million. In January 1995, the Corporation announced another stock repurchase program to allow the Corporation to repurchase an additional 1,000,000 shares of its common stock. As of March 31, 1995, 437,300 shares had been repurchased at a cost of $7.2 million.

PREFERRED SHARE PURCHASE RIGHTS: By action of the Board of Directors, on June 1, 1992, all of the outstanding rights issued in connection with the Corporation's Preferred Share Purchase Rights Plan were redeemed. Holders of the rights received $.05 for each right outstanding on that date or a total of approximately $1.0 million.

REDEEMABLE PREFERRED STOCK: The Corporation is authorized to issue 10,000,000 shares of preferred stock. At March 31, 1995, there were two series of redeemable preferred stock outstanding.

    At March 31, 1995 and 1994, the Corporation had 836,000 and 924,000 shares of cumulative convertible preferred stock outstanding, respectively, at a stated price of $50.00 per share. Each share of this preferred stock is entitled to a cumulative annual dividend of $5.00 and is convertible into common stock of the Corporation at a conversion price of $26.75 per share. The Corporation has reserved 1,562,617 shares of its common stock for issuance upon the conversion of this preferred stock. The shares are redeemable at a price of $50.00 per share. The Corporation is required to make sinking fund payments in each of the years from 1996 to 2002 in an amount sufficient to redeem 88,000 shares annually and 220,000 shares in 2003.

    In connection with an exchange offer, on November 4, 1993, the Corporation reacquired 6,833,505 shares of its common stock in exchange for 3,416,753 shares of newly issued $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5.00 per share, with a liquidation preference of $40.00 (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock are payable quarterly. On and prior to October 15, 1996, the Corporation, at its option, may pay dividends on the Series A Preferred Stock in cash or by means of the issuance of such number of additional shares of Series A Preferred Stock that have an aggregate liquidation preference equal to the amount of the dividend. Thereafter, dividends must be paid in cash. The Credit Facility contains covenants that prevent the Corporation from paying cash dividends on the Series A Preferred Stock while the Credit Facility is outstanding. The Corporation is required to redeem the Series A Preferred Stock on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998 at its liquidation preference plus unpaid dividends thereon.

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

    At March 31, 1995 and 1994, the Corporation had 3,868,373 and 3,487,514 shares of Series A Preferred Stock outstanding, respectively. The Corporation issued 380,859 and 70,761 additional shares of Series A Preferred Stock in lieu of cash dividends in 1995 and 1994, respectively. In addition, 101,545 additional shares of Series A Preferred Stock were issued on April 15, 1995 in lieu of cash dividends. This dividend was declared and charged to retained earnings in March 1995. The charge to retained earnings for these dividends was based on the ending market value of the Series A Preferred Stock on the ex-dividend date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the ex-dividend date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the remaining life of the Series A Preferred Stock.

    In addition, the Series A Preferred Stock will be exchangeable, at the option of the Corporation, in whole but not in part, commencing on October 15, 1996, and on any dividend payment date thereafter, for the Corporation's 101/2% Subordinated Notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes will mature on November 30, 2003. The Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at any time on and after October 15, 1998, at a redemption price equal to the principal amount plus any unpaid interest thereon. The payments of principal and interest on the Exchange Notes will be subordinated to all senior indebtedness of the Corporation. Common Stock: The Corporation has also reserved 5,229,988 shares of its common stock for issuance under its stock option and performance award plans (see Note L).

    Certain limitations on the payment of dividends have been placed on the Corporation through covenants under the Credit Facility (see Note J). Under these restrictions, no dividends may be paid on the common stock of the Corporation.

NOTE L - EMPLOYEE COMPENSATION PLANS

The Corporation maintains the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the common stock of the Corporation to certain officers and key employees of the Corporation and its subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Personnel and Compensation Committee of the Board of Directors of the Corporation determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of the Corporation's common stock may be granted under the Plan.

    As part of the merger of FoxMeyer into a wholly-owned subsidiary of the Corporation on October 12, 1994 (see Note B), all of FoxMeyer's options retained their original vesting schedules but became exercisable in the Corporation's common stock. The number of the Corporation's shares covered by the FoxMeyer options was calculated based on the conversion ratio used in the merger. The new grant price was determined so that the product of the adjusted number of shares and the new grant price equaled the total cost of exercising the FoxMeyer options prior to the merger.

    Options to purchase 440,000 shares of common stock at $15.00 per share were granted in October 1991 to each of the Co-Chief Executive Officers of the Corporation pursuant to their employment agreements. These options were relinquished in October 1994, prior to their expiration date, in exchange for a cash settlement equal to the difference in the market value of the common stock on that date and $15.00 per share. The Co-Chief Executive officers of the Corporation each have options to purchase 944,640 shares of common stock at March 31, 1995.

    The following table summarizes the information with respect to stock options for the two years ended March 31, 1995. The table includes stock options granted under the plans discussed above and under the Company's 1987 Restated Stock Option and Performance Award Plan, which stock options are still exercisable. All options granted in 1995 and 1994 were at the published market price of the Corporation's common stock on the date of grant.

                                                                 1995                                1994
- ----------------------------------------------------------------------------------------------------------------------
                                                       Number              Option          Number            Option
                                                         of              Price Range         of            Price Range
                                                       Shares             Per Share        Shares           Per Share
- ----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year  . . . . .         1,739,100        $ 12.81 - $27.50    2,041,740    $ 14.00 - $34.44
Granted     . . . . . . . . . . . . . . . .         2,146,000          14.56 -  18.25        5,000               12.81
Options arising from the FoxMeyer merger  .         1,104,688          10.85 -  16.39            -                   -
Exercised . . . . . . . . . . . . . . . . .           317,636          13.41 -  16.69        7,533      14.06 -  14.88
Canceled    . . . . . . . . . . . . . . . .         1,299,164          13.41 -  27.50      300,107      12.81 -  34.44
- ----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year  . . . . . . . .         3,372,988          10.85 -  27.50    1,739,100      12.81 -  27.50
- ----------------------------------------------------------------------------------------------------------------------
Exercisable at end of year  . . . . . . . .         1,003,807          10.85 -  27.50    1,733,100      14.00 -  27.50
Reserved for future grants  . . . . . . . .         1,857,000                            2,000,000
- ----------------------------------------------------------------------------------------------------------------------

    Ben Franklin has adopted a Stock Option and Performance Award Plan (the "Ben Franklin Plan") which authorizes the Option, Personnel and Compensation Committee of the Ben Franklin Board of Directors to grant to key employees and directors of Ben Franklin and the Corporation incentive and non-qualified stock options, stock appreciation rights, performance shares, restricted shares or performance units. Options to purchase up to 880,000 shares of Ben Franklin common stock may be granted under the Ben Franklin Plan. Determination of price, terms and other features of the grant are similar to the Plan. At March 31, 1995, there were 843,500 Ben Franklin options outstanding, at prices ranging from $3.88 to $7.37 per share, of which 377,220 options were then exercisable.

NOTE M - RETIREMENT PLANS

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

    Pension costs for the Corporation's retirement plans for the three years ended March 31, 1995, are presented in the table below (in thousands of dollars):

                                                          For the years ended March 31,
                                                       1995           1994          1993
- ------------------------------------------------------------------------------------------
Net periodic pension costs for defined benefit plans:
    Service cost - benefits
       earned for the year  . . . . . . . .           $     9       $     20     $      29
    Interest cost on projected
       benefit obligation . . . . . . . . .             4,493          4,728         4,756
    Return on plan assets . . . . . . . . .            (2,073)        (4,378)       (9,115)
    Net amortization and
       deferral . . . . . . . . . . . . . .            (3,538)        (1,463)        3,750
- ------------------------------------------------------------------------------------------
    Net periodic pension
       income . . . . . . . . . . . . . . .            (1,109)        (1,093)         (580)
    Pension costs for defined
       contribution plans . . . . . . . . .             2,019          2,026         1,645
- ------------------------------------------------------------------------------------------
    Total pension costs . . . . . . . . . .           $   910       $    933     $   1,065
- ------------------------------------------------------------------------------------------

    The net periodic pension costs for defined benefit plans were determined assuming an expected long-term rate of return on plan assets of 10% for the three years ended March 31, 1995.

    The following table sets forth the funded status of the Corporation's defined benefit pension plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1995 and 1994, utilizing a weighted average discount rate of 8.4% in 1995 and 7.9% in 1994 (in thousands of dollars):

                                                                   March 31, 1995                March 31, 1994
- ------------------------------------------------------------------------------------------------------------------------
                                                                 Assets        Accumulated    Assets         Accumulated
                                                                exceeding       benefits     exceeding        benefits
                                                               accumulated      exceeding   accumulated       exceeding
                                                                benefits         assets      benefits          assets
- ------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation including vested benefits
    of $55,416 and $58,578 in 1995 and 1994, respectively     $    49,174    $    6,242    $   50,963      $    7,615
Projected benefit obligation  . . . . . . . . . . . . . .          49,174         6,242        50,963           7,615
Plan assets at fair market value  . . . . . . . . . . . .          54,763             -        56,560             846
- ------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation less than (in excess of)
    plan assets . . . . . . . . . . . . . . . . . . . . .           5,589        (6,242)        5,597          (6,769)
Unrecognized transition asset . . . . . . . . . . . . . .          (1,275)            -        (1,458)              -
Unrecognized net loss (gain)  . . . . . . . . . . . . . .             913             -          (326)            (56)
- ------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost included in the
 consolidated balance sheet . . . . . . . . . . . . . . .     $     5,227    $   (6,242)   $    3,813      $   (6,825)
- ------------------------------------------------------------------------------------------------------------------------

    At March 31, 1995, the assets of the Corporation's defined benefit pension plans were comprised of approximately 49% bonds, 37% stocks and 14% other.

NOTE N - POSTRETIREMENT BENEFITS
OTHER THAN PENSIONS

The Corporation has several plans relating to retired employees that provide for postretirement health care and life insurance benefits. Health benefits include major medical insurance with deductible and coinsurance provisions. Life insurance benefits are usually for a flat benefit that decreases to age
65. Certain plans provide that retirees pay for a portion of their coverage. The plans are not funded. The Corporation pays all benefits on a current basis. No current active employees are covered under these plans.

    The net periodic postretirement benefit cost for the three years ended March 31, 1995 was as follows (in thousands of dollars):

                                                                    For the years ended March 31,
                                                                   1995          1994          1993
- -----------------------------------------------------------------------------------------------------
Service cost-benefits earned during the year  . . . . . .     $         -    $        -    $        -
Interest cost . . . . . . . . . . . . . . . . . . . . . .           2,407         2,523         3,333
Amortization of prior service cost and net gain . . . . .          (1,086)         (573)          (68)
- -----------------------------------------------------------------------------------------------------
Total postretirement benefit cost . . . . . . . . . . . .     $     1,321    $    1,950    $    3,265
- -----------------------------------------------------------------------------------------------------

    The following table sets forth the funded status of the Corporation's postretirement health care and life insurance plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1995 and 1994 utilizing a weighted average discount rate of 8.3% for 1995 and 7.9% for 1994 (in thousands of dollars):

                                                                        March 31,
                                                                   1995          1994
    -----------------------------------------------------------------------------------
    Accumulated postretirement benefit
       obligation . . . . . . . . . . . . . . . . . . . .     $    30,094    $   31,676
    Unrecognized prior service cost . . . . . . . . . . .           4,512         4,815
    Unrecognized net gain . . . . . . . . . . . . . . . .           4,573         3,346
    -----------------------------------------------------------------------------------
    Amount of postretirement benefit
       obligation included in the
       consolidated balance sheet . . . . . . . . . . . .     $    39,179    $   39,837
    -----------------------------------------------------------------------------------

    Medical costs were assumed to increase at a rate of 11.9% during 1995 and then to decline over a period of 29 years to a rate of 5.75%. An analysis of this trend rate scenario shows medical costs, on a national basis, stabilizing at 20% of Gross National Product. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase in the cost of health care would result in a 11.7% increase in the postretirement benefit obligation and a 19.8% increase in the postretirement benefit cost.

NOTE O - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three years ended March 31, 1995 (in thousands of dollars):

                                                                    For the years ended March 31,
                                                                 1995          1994           1993
- ---------------------------------------------------------------------------------------------------
Federal
    Current . . . . . . . . . . . . . . . . . . . . . . .     $   527      $        -    $    3,355
    Deferred  . . . . . . . . . . . . . . . . . . . . . .          46          (3,025)      (29,813)
State
    Current . . . . . . . . . . . . . . . . . . . . . . .         633           1,012             -
    Deferred  . . . . . . . . . . . . . . . . . . . . . .         908             820         1,210
- ---------------------------------------------------------------------------------------------------
Total       . . . . . . . . . . . . . . . . . . . . . . .     $ 2,114      $   (1,193)   $  (25,248)
- ---------------------------------------------------------------------------------------------------


    The Corporation files a consolidated federal income tax return with its 80% or more owned subsidiaries (the

"Corporation's Affiliated Group"). Accordingly, neither Ben Franklin's operating results since its public offering in May 1992, nor FoxMeyer's operating results for the period from September 1991 to November 1992, during which the Corporation's ownership was below 80%, have been included in the Corporation's consolidated federal income tax filing. Therefore, for these periods, any net taxable income or loss of these subsidiaries may not be offset by the net operating loss or taxable income of the Corporation's Affiliated Group.

    The Corporation recorded a federal income tax provision of $.6 million in 1995. A federal income tax charge of $7.1 million attributable to FoxMeyer was offset by a federal income tax benefit attributable to the current year federal income tax net operating loss and the reduction of the valuation allowance on deferred tax assets of the affiliates other than FoxMeyer in the Corporation's Affiliated Group (the "Other Affiliates").

    The Corporation recorded a federal income tax benefit of $3.0 million in 1994. The federal income tax benefit is attributable to Ben Franklin and is the result of the recognition of benefits from net operating losses. A federal income tax charge of $18.2 million attributable to FoxMeyer was entirely offset by a federal income tax benefit attributable to the current year federal income tax net operating loss and to a reduction of the valuation allowance on deferred tax assets of the Other Affiliates.

    The Corporation recorded a federal income tax benefit of $26.4 million in 1993. The federal income tax benefit includes a federal income tax charge of $3.6 million attributable to income generated by FoxMeyer, a federal income tax benefit of $6.8 million attributable to Ben Franklin and a federal income tax benefit of $23.2 million attributable to the current year federal income tax net operating loss and to a reduction in the valuation allowance on deferred tax assets of the Other Affiliates.

    The Corporation's current and noncurrent deferred taxes, which net to a $10.3 million asset as of March 31, 1995, and an $18.0 million asset as of March 31, 1994, consisted of the following temporary differences and net operating losses, at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

                                                                           1995                         1994
- ------------------------------------------------------------------------------------------------------------------------
                                                                Deferred         Deferred     Deferred        Deferred
                                                                   tax              tax          tax             tax
                                                                 assets         liabilities    assets        liabilities

- ------------------------------------------------------------------------------------------------------------------------
Inventory methods . . . . . . . . . . . . . . . . . . . .     $         -    $   48,726    $        -      $   42,555
Basis difference on acquired assets and liabilities
    assumed . . . . . . . . . . . . . . . . . . . . . . .             863             -         3,683               -
Phar-Mor receivable allowance . . . . . . . . . . . . . .          22,057             -        11,972               -
Allowance for possible losses on accounts receivable  . .           2,723             -         6,520               -
Other reserves  . . . . . . . . . . . . . . . . . . . . .          26,053             -        29,466               -
Accrued interest  . . . . . . . . . . . . . . . . . . . .               -         1,494             -               -
Recognition of contingent fee income  . . . . . . . . . .               -        10,184             -
Depreciation  . . . . . . . . . . . . . . . . . . . . . .              34         3,964             -               -
Tax net operating losses  . . . . . . . . . . . . . . . .          81,492             -        84,721               -
Tax credits . . . . . . . . . . . . . . . . . . . . . . .          11,857             -        11,323               -
All other . . . . . . . . . . . . . . . . . . . . . . . .             224           444           486           3,979
- ------------------------------------------------------------------------------------------------------------------------
Total deferred assets and liabilities . . . . . . . . . .         145,303        64,812       148,171          46,534
Valuation allowance on deferred tax assets  . . . . . . .         (70,214)                    (83,655)
- ------------------------------------------------------------------------------------------------------------------------
Total deferred taxes  . . . . . . . . . . . . . . . . . .          75,089    $   64,812        64,516      $   46,534
                                                                             ----------                    ----------
Less: deferred tax liability  . . . . . . . . . . . . . .         (64,812)                    (46,534)
                                                              -----------                  ----------
Deferred tax asset, net . . . . . . . . . . . . . . . . .     $    10,277                  $   17,982
- ------------------------------------------------------------------------------------------------------------------------

    The net change in the valuation allowance during 1995 was a decrease of $13.4 million.

    The reasons for the difference between the total tax provision (benefit) and the amount computed by applying the statutory federal income tax rate to income (loss) from operations before income taxes and minority interest were as follows (in thousands of dollars):

                                                                      For the years ended March 31,
                                                                    1995          1994          1993
- -----------------------------------------------------------------------------------------------------
Statutory rate applied to
    pre-tax income (loss) . . . . . . . . . . . . . . . .        $ 16,881    $   11,799    $   (6,621)
Change in deferred tax asset
    valuation allowance . . . . . . . . . . . . . . . . .         (13,441)       (6,472)      (12,530)
Corporate dividend-received
    deduction . . . . . . . . . . . . . . . . . . . . . .          (1,975)       (2,457)       (3,838)
State income taxes (net of
    federal tax benefit)  . . . . . . . . . . . . . . . .           1,002         1,191           798
Weirton interest expense  . . . . . . . . . . . . . . . .            (725)       (4,420)      (12,664)
Loss on disposition of
    investment in NSC . . . . . . . . . . . . . . . . . .               -          (270)        7,611
Amortization of goodwill and
    other nondeductible items . . . . . . . . . . . . . .           2,502         2,265         2,285
Tax attributes from acquisitions  . . . . . . . . . . . .               -        (2,768)            -
Capital loss  . . . . . . . . . . . . . . . . . . . . . .          (2,156)            -             -
Alternative minimum tax . . . . . . . . . . . . . . . . .             527             -             -
Other items . . . . . . . . . . . . . . . . . . . . . . .            (501)          (61)         (289)
- -----------------------------------------------------------------------------------------------------
Effective tax provision
    (benefit) . . . . . . . . . . . . . . . . . . . . . .        $  2,114    $   (1,193)   $  (25,248)
- -----------------------------------------------------------------------------------------------------

    At March 31, 1995, the Corporation had, for federal income tax purposes, operating loss, capital loss, and investment credit carryforwards of approximately $210.6 million, $156.4 million, and $3.7 million, respectively. Operating loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 1997 through 2000 - $2.3 million, 2003 - $2.8 million, 2004 - $58.3 million, 2006 - $107.4 million, 2008
- - $.5 million and 2009 -$39.3 million. Operating loss carryforwards of $15.6 million attributable to FoxMeyer are limited in their utilization because they were incurred prior to the acquisition of FoxMeyer or one of its subsidiaries by the Corporation. Operating loss carryforwards available for utilization in Ben Franklin's income tax returns are $19.9 million and expire in various years from 2004 through 2009. The capital loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 1997 - $63.9 million, 1998 - $35.9 million and 1999 - $56.6 million.
Investment credit carryforwards will expire during the years 1996 through 2002. The Corporation also has alternative minimum tax credit carryforwards of $8.0 million, which are available to offset the future regular tax liability of the Corporation. Alternative minimum tax credit carryforwards do not expire.

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

NOTE P - COMMITMENTS AND CONTINGENCIES

Directly or through its subsidiaries, the Corporation leases various types of properties, primarily warehouse property, computer equipment, transportation equipment and corporate aircraft, through noncancellable operating leases. Certain leases contain escalation clauses, have payments that vary depending on current interest rates and provide for renewal options generally at fair market rates. Rental expense under operating leases totalled $21.1 million in 1995, $21.0 million in 1994 and $20.0 million in 1993. Minimum rental payments under operating leases with initial or remaining terms of one year or more at March 31, 1995, and for which no liability has been accrued, total $156.4 million and payments due during the next five fiscal years are 1996 - $19.0 million; 1997 - $18.9 million; 1998 - $26.3 million; 1999 - $23.2 million; 2000 -$25.5 million and thereafter $43.5 million.

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


    At March 31, 1995, the Corporation had reserves of $2.8 million for environmental assessments or remediation activities, penalties or fines at nine sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range has been used. In 1994, the Corporation paid $10.0 million to NSC as a deposit to cover potential environmental claims for which it has indemnified NSC (see Note I).

    In connection with the settlement of the contingent fee contract discussed in Note A, the Corporation was released from its contractual obligation to indemnify the purchaser of a subsidiary's assets for any environmental clean-up costs incurred related to the assets sold in 1990.

    The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional costs and expenses it may incur for such environmental liabilities. While management of the Corporation does not believe the liabilities associated with such other sites will have a material adverse effect on its financial position or results of operations, it recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment.

    Although management believes the Corporation has valid claims, and is actively pursuing these claims, against its insurers for coverage of certain environmental exposures, in arriving at a reasonable estimate of the costs, the Corporation has not assumed that any of these costs will be recoverable from third parties. The Corporation is not aware of any site where other companies that have been designated as a PRP by the EPA would be unable to fulfill their portion of the obligations should they and the Corporation are found to be jointly and severally liable.

    From time to time, FoxMeyer makes advances to customers in anticipation of future sales. At March 31, 1995, advances aggregating $16.5 million were outstanding. In addition, FoxMeyer has guaranteed debt of certain customers to their banks aggregating $1.0 million at March 31, 1995.

    Ben Franklin, under a prepayment incentive program for franchisees, provides merchandise credits at a rate equal to the prime rate of interest for prepayment of inventory purchases. Ben Franklin had $7.1 million of inventory prepayments outstanding at March 31, 1995.

    FoxMeyer is a defendant in several class action lawsuits filed by independent retail drug stores alleging that pharmaceutical manufacturers and drug wholesalers conspired to fix prices of prescription drugs sold to retail drug stores. The plaintiffs seek treble damages of an unspecified amount, injunctive relief and attorney's fees. FoxMeyer has entered into a Judgment Sharing Agreement (the "Agreement") with the manufacturer defendants in these actions. Under the Agreement, FoxMeyer's liability will be limited to a maximum of $1.0 million for damages in any action in which there is a judgment against a manufacturer and wholesaler. In the event the manufacturer defendants settle, the Agreement provides that no contribution to such settlement would be required by FoxMeyer. In addition, FoxMeyer, along with the other five wholesalers who are defendants in these actions, will be entitled to reimbursement of up to $9.0 million from the manufacturer defendants for expenses of litigating these actions. Management believes it has meritorious defenses to the allegations asserted against it and that no material effect on the consolidated financial condition or results of operations will result from the eventual settlement of these lawsuits.

    In connection with the merger of FoxMeyer into a wholly-owned subsidiary of the Corporation (the "Merger") (see Note B), several class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of FoxMeyer common stock. Subsequent to the filing of the lawsuits, an agreement was reached, as evidenced by a Memorandum of Understanding (the "Memorandum"), between the plaintiffs and defendants concerning the terms of the Merger and the settlement of the class action lawsuits. The Memorandum provides for confirmatory discovery which would lead to a settlement of the class action lawsuits. In September 1994, two plaintiffs in the class action lawsuits withdrew from the Memorandum. The Corporation has been notified that the remaining plaintiffs also intend to withdraw from the Memorandom. In December 1994, the State of Wisconsin Investment Board ("SWIB") filed a complaint against the Corporation. The SWIB complaint alleges that the defendants breached their fiduciary duty to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and that the proxy statement issued in connection with the Merger failed to disclose certain important facts. On April 30, 1995, the SWIB action was consolidated with the class action lawsuits. The Corporation believes these lawsuits are without merit and intends to contest these allegations. Management believes the outcome of these lawsuits will not have a material effect on the consolidated financial condition or results of the operations of the Corporation.

    There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):

                                                                     For the years ended March 31,
                                                                    1995         1994          1993
- -----------------------------------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . .        $ 27,904      $ 15,530      $ 10,831
Income taxes paid . . . . . . . . . . . . . . . . . . . .           1,325           459         2,318
Noncash transactions:
   Exchange of preferred stock for common stock . . . . .               -       112,753             -
   Exchange of treasury stock for FoxMeyer common stock .          80,010             -             -
   Payment of dividends in kind on preferred stock  . . .          13,200         5,389             -
   Capital lease obligations incurred   . . . . . . . . .           1,907             -             -
- -----------------------------------------------------------------------------------------------------

NOTE R - BUSINESS SEGMENT DATA

The Corporation operates principally in two segments: (i) FoxMeyer - a company engaged primarily in the distribution of a full line of pharmaceutical and health and beauty aid products to independent drug stores, hospitals, alternative care facilities and chain stores, as well as providing managed care and electronic processing services to health care sponsors, pharmacies and physicians and (ii) Ben Franklin - a company engaged in the franchising of general variety stores and the franchising and operation of crafts stores, together with the wholesale distribution of products to those stores. In addition, the Corporation performs certain holding company, corporate office and other miscellaneous activities (collectively the "Holding Company"). The activities of Development and its related limited partnerships are included in amounts reported for the Holding Company. Such limited partnerships are engaged in the buying, holding, operating and disposing of real estate and real estate loans available through the Resolution Trust Corporation and other financial institutions.

 Information about the Corporation's different segments for the past three years follows (in thousands of dollars):

                                                                                         Holding Company
                                                               FoxMeyer    Ben Franklin  & Eliminations   Consolidated
- ----------------------------------------------------------------------------------------------------------------------
1995
Sales       . . . . . . . . . . . . . . . . . . . . . . .      $4,822,284    $  354,788    $        -      $5,177,072
Operating income  . . . . . . . . . . . . . . . . . . . .          31,754         5,353        31,305          68,412
Depreciation and amortization . . . . . . . . . . . . . .          22,112         3,585           178          25,875
Identifiable assets . . . . . . . . . . . . . . . . . . .       1,415,984       219,473       141,539       1,776,996
Capital expenditures  . . . . . . . . . . . . . . . . . .          37,669        15,354         6,069          59,092
- ----------------------------------------------------------------------------------------------------------------------
1994
Sales       . . . . . . . . . . . . . . . . . . . . . . .      $5,071,446    $  337,933    $        -      $5,409,379
Operating income (loss) . . . . . . . . . . . . . . . . .          64,259        (2,112)      (10,817)         51,330
Depreciation and amortization . . . . . . . . . . . . . .          19,630         2,610          (253)         21,987
Identifiable assets . . . . . . . . . . . . . . . . . . .       1,280,354       163,279        81,837       1,525,470
Capital expenditures  . . . . . . . . . . . . . . . . . .          26,456        16,775        13,091          56,322
- ----------------------------------------------------------------------------------------------------------------------
1993
Sales       . . . . . . . . . . . . . . . . . . . . . . .      $4,505,434    $  346,175    $        -      $4,851,609
Operating income (loss) . . . . . . . . . . . . . . . . .          13,976         4,589        (8,476)         10,089
Depreciation and amortization . . . . . . . . . . . . . .          16,647         2,392          (179)         18,860
Identifiable assets . . . . . . . . . . . . . . . . . . .       1,333,121       128,160       100,814       1,562,095
Capital expenditures  . . . . . . . . . . . . . . . . . .          17,356         2,720             -          20,076
- ----------------------------------------------------------------------------------------------------------------------

The operating income of the Holding Company for 1995 reflects $35.8 million in contingent fee income resulting from a 1990 asset sale (see Note A). The operating income of FoxMeyer was reduced by $28.8 million in 1995 and $41.0 million in 1993 as a result of the write-down of receivables related to Phar-Mor (see Note E). The operating income of Ben Franklin was reduced in 1994 by a $5.3 million restructuring charge.

NOTE S - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Corporation might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The following fair values of financial instruments have been determined at March 31, 1995 and 1994:

    The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and other accrued liabilities are reasonable estimates of their fair value.

    The carrying value of notes receivable is $43.8 million and $21.5 million at March 31, 1995 and 1994, respectively, while the estimated fair value of these notes is $46.9 million and $26.1 million, respectively, based on the credit worthiness of the debtors. The carrying value of long-term debt is $425.3 million and $313.1 million at March 31, 1995 and 1994, respectively, while the estimated fair value is $407.9 million and $304.0 million respectively, based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

    The carrying value of marketable securities equals their estimated fair value using quoted market prices.

    The investment in NSC Preferred Stock is net of the Remaining Liabilities (see Note I). The carrying value of the NSC Preferred Stock is $64.8 million and $65.7 million at March 31, 1995 and 1994, respectively. The estimated fair market value of the NSC Preferred Stock is approximately $70.6 million and $74.0 million, respectively, based on NSC's other outstanding debt with similar terms and remaining maturity. The carrying value of the Remaining

Liabilities consists principally of pension liabilities and the NSC Note bearing interest at 81/2% with a 13 year remaining amortization. The carrying value of the NSC Note approximates its fair value at March 31, 1995 and 1994.

    The fair value of the Corporation's redeemable preferred stock, based on quoted market prices at March 31, 1995 and 1994, were $182.5 million and $169.4 million, respectively.

    The fair value of the pre-bankruptcy receivable from Phar-Mor was estimated to be $6.0 million at March 31, 1995. It was not practicable to estimate the value of the receivable at March 31, 1994.

    The carrying value of investments other than marketable securities were estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at March 31, 1995 was $4.2 million.

    The fair value estimates were based on pertinent information available to management as of March 31, 1995 and 1994. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE T - QUARTERLY DATA (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended March 31, 1995 and 1994 (in thousands of dollars, except per share amounts):

                                                                                     Quarter
- ---------------------------------------------------------------------------------------------------------------------
                                                               First         Second        Third           Fourth
- ---------------------------------------------------------------------------------------------------------------------
1995
Net sales . . . . . . . . . . . . . . . . . . . . . . . .      $1,256,930    $1,250,427    $1,306,148      $1,363,567
Gross profit  . . . . . . . . . . . . . . . . . . . . . .          81,380        85,942        89,712          98,979
Operating income  . . . . . . . . . . . . . . . . . . . .          11,022        14,067        21,094          22,229
Net income  . . . . . . . . . . . . . . . . . . . . . . .           5,228         6,670        14,700          15,016
Earnings per common share . . . . . . . . . . . . . . . .            0.04          0.14          0.60            0.61
- ---------------------------------------------------------------------------------------------------------------------
1994
Net sales . . . . . . . . . . . . . . . . . . . . . . . .      $1,286,694    $1,371,142    $1,396,705      $1,354,838
Gross profit  . . . . . . . . . . . . . . . . . . . . . .          78,885        88,479        86,547          91,072
Operating income  . . . . . . . . . . . . . . . . . . . .           5,138        15,444        12,070          18,678
Net income  . . . . . . . . . . . . . . . . . . . . . . .           5,257           146         7,579          16,530
Earnings (loss) per common share  . . . . . . . . . . . .            0.20         (0.06)         0.28            0.88
- ---------------------------------------------------------------------------------------------------------------------

    The operating results for the fourth quarter of 1995 reflect a $26.4 million write-down of the bankruptcy receivable from Phar-Mor including legal expenses (see Note E). The operating results for the fourth quarter also included $28.8 million in contingent fee income on a contract resulting from a 1990 asset sale (see Note A) and $7.5 million in realized gains on the sale of investments.

    Per share amounts are computed independently for each quarter based on the average number of shares outstanding during that quarter. Therefore, the sum of the quarterly per share amounts may not equal the total for the fiscal year because of stock or other transactions that occurred during such years (see Note K). Note U - Subsequent Events In May 1995, the Corporation agreed to purchase a majority interest in Haft Group/Phar-Mor L.L.C., an investor group led by Robert Haft (the "Haft Group"). The Haft Group has an agreement with Phar-Mor and its secured creditors to purchase approximately 31% of the new common stock of Phar-Mor for $30 million when its bankruptcy Plan of Reorganization is approved. Robert Haft will be the Chairman and Chief Executive Officer of Phar-Mor and the Haft Group will name four of the seven directors.

Note U - Subsequent Events

In May 1995, the Corporation agreed to purchase a majority interest in Haft Group/Phar-Mor L.L.C., an investor group led by Robert Haft (the "Haft Group"). The Haft Group has an agreement with Phar-Mor and its secured creditors to purchase approximately 31% of the new common stock of Phar-Mor for $30 million when its bankruptcy Plan of Reorganization is approved. Robert Haft will be the Chairman and Chief Executive Officer of Phar-Mor and the Haft Group will name four of the seven directors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         None

                                    PART III

The information called for by Part III (Items 10,11,12 and 13) is incorporated herein by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission no later than July 29, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)    Financial Statements

                Reference is made to the listing on page 58 of all financial statements filed as part of this report.

         (2)    Financial Statement Schedules

                Reference is made to the listing on page 58 of all financial statement schedules filed as part of this report.

         (3)    Exhibits

                Reference is made to the Exhibit Index beginning on page 67 for a list of all exhibits filed as part of this report.

      (b)       Reports on Form 8-K

                During the three months ended March 31, 1995, the registrant did not file any Current Reports on Form 8- K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FoxMeyer Health Corporation


                                        By  /s/ Peter B. McKee
                                           --------------------------
                                            Peter B. McKee
June 28, 1995                               Senior Vice President and
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       PRINCIPAL EXECUTIVE OFFICERS:



       /s/ Abbey J. Butler
       -----------------------------
       Abbey J. Butler                      Co-Chairman of the Board and
                                              Co-Chief Executive Officer                            June 28, 1995


       /s/ Melvyn J. Estrin
       -----------------------------
       Melvyn J. Estrin                     Co-Chairman of the Board and
                                              Co-Chief Executive Officer                            June 28, 1995

       /s/ Thomas L. Anderson
       -----------------------------
       Thomas L. Anderson                   President, Chief Operating Officer and Director         June 28, 1995

       /s/ Peter B. McKee
       -----------------------------
       Peter B. McKee                       Senior Vice President and Chief Financial Officer
                                              (Principal Financial Officer)                         June 28, 1995

       /s/ Edward L. Massman
       -----------------------------
       Edward L. Massman                    Vice President and Controller                           June 28, 1995
                                            (Principal Accounting Officer)

       ADDITIONAL DIRECTORS:

       /s/ Sheldon W. Fantle
       -----------------------------
       Sheldon W. Fantle                    Director                                                June 28, 1995

       /s/ Paul M. Finfer
       -----------------------------
       Paul M. Finfer                       Director                                                June 28, 1995

       /s/ Alfred H. Kingon
       -----------------------------
       Alfred H. Kingon                     Director                                                June 28, 1995

       /s/ William G. Tull
       -----------------------------
       William G. Tull                      Director                                                June 28, 1995

ITEM 14(A) (1) AND (2) AND ITEM 14(D)

                 FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of the registrant and its subsidiaries are included in Item 14(a):

                                                                                                    Page No. in
                                                                                                     Form 10-K
                                                                                                    -----------
         Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32

         Consolidated Statements of Operations - For the Three Years
             Ended March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33

         Consolidated Balance Sheets - March 31, 1995 and 1994 . . . . . . . . . . . . . . . .         34

         Consolidated Statements of Stockholders' Equity - For the Three
             Years Ended March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .         35

         Consolidated Statements of Cash Flows - For the Three Years Ended
             March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36

         Notes to Consolidated Financial Statements - For the Three
             Years Ended March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .         37


The following financial statement schedules of FoxMeyer Health Corporation and subsidiaries are included in Item 14(d):


                                                                                                   Page No. in
                                                                                                    Form 10-K
                                                                                                   -----------
         Schedule I - Condensed Financial Information of Registrant  . . . . . . . . . . . . .         59

         Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . .         64

         Independent Auditors' Consent . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66


Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS

FoxMeyer Health Corporation (Parent Company)                                           (Thousands of Dollars)
================================================================================================================
                                                                                        March 31,
                                                                         ---------------------------------------
                                                                                 1995              1994
- ----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments                                               $       477         $    17,195
Current deferred tax asset, net of valuation allowance                                852               2,104
Other current assets                                                                1,053               1,927
- ----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                2,382              21,226

INTERCOMPANY RECEIVABLE FROM SUBSIDIARIES                                          20,597              24,987

INVESTMENTS IN SUBSIDIARIES AND AFFILIATES                                        478,749             358,261

INVESTMENT IN NATIONAL STEEL CORPORATION                                           30,163              29,262

DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                                     29,815              28,960

OTHER ASSETS                                                                          363                 321
================================================================================================================

TOTAL ASSETS                                                                  $   562,069         $   463,017
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                              $       487         $       661
Accrued and other liabilities                                                       7,898               7,754
- ----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                           8,385               8,415

NOTE PAYABLE TO FOXMEYER CORPORATION                                               27,700              28,325

LONG-TERM DEBT                                                                     15,000                  -

RESERVES AND OTHER LIABILITIES                                                     31,815              36,689

REDEEMABLE PREFERRED STOCK                                                        175,019             164,833

STOCKHOLDERS' EQUITY
Common stock                                                                      120,836             119,979
Capital in excess of par value                                                    209,110             207,281
Retained earnings                                                                 111,895              99,007
- ----------------------------------------------------------------------------------------------------------------
                                                                                  441,841             426,267
Less: cost of common stock held in treasury                                       137,691             201,512
- ----------------------------------------------------------------------------------------------------------------
                                                                                  304,150             224,755
- ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   562,069         $   463,017
================================================================================================================

      See notes to condensed financial statements.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                      CONDENSED STATEMENTS OF OPERATIONS


FoxMeyer Health Corporation (Parent Company)                                         (Thousands of Dollars)
==============================================================================================================
                                                                          For the Years Ended March 31,
                                                                    ------------------------------------------
                                                                          1995          1994        1993
- --------------------------------------------------------------------------------------------------------------
OPERATING COSTS
Administrative and general expenses                                     $   9,907     $ 10,701     $ 8,684
Other income                                                                  (91)           -         (55)
- --------------------------------------------------------------------------------------------------------------
Operating Loss                                                             (9,816)     (10,701)     (8,629)
FINANCING COSTS
Interest income                                                               741          235         389
Intercompany interest expense                                               2,643        2,412         613
Interest expense                                                            2,083        1,644       1,452
- --------------------------------------------------------------------------------------------------------------
Financing costs, net                                                        3,985        3,821       1,676
- --------------------------------------------------------------------------------------------------------------
Loss before National Steel Corporation, income tax benefit and
   equity in income of subsidiaries                                       (13,801)     (14,522)    (10,305)
NATIONAL STEEL CORPORATION
   Loss on common stock investment                                              -       (2,350)    (22,385)
   Net preferred dividend income                                            5,445        7,655       7,265
- --------------------------------------------------------------------------------------------------------------
                                                                            5,445        5,305     (15,120)
- --------------------------------------------------------------------------------------------------------------
Loss before income tax benefit and equity in income of subsidiaries        (8,356)      (9,217)    (25,425)
INCOME TAX BENEFIT                                                          7,138       18,273      23,204
- --------------------------------------------------------------------------------------------------------------
Income (loss) before equity in income of subsidiaries                      (1,218)       9,056      (2,221)
EQUITY IN INCOME OF SUBSIDIARIES                                           42,832       20,456       2,824
- --------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $  41,614     $ 29,512     $   603
==============================================================================================================

       See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


FoxMeyer Health Corporation (Parent Company)                                                   (Thousands of Dollars)
=======================================================================================================================
                                                                                  For the Years Ended March 31,
                                                                        -----------------------------------------------
                                                                                 1995          1994           1993
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                   $   41,614    $   29,512      $    603
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:
  Loss on common stock of National Steel Corporation                                  -         2,350         22,385
  Net preferred dividend income from National Steel Corporation                  (5,445)       (7,655)        (7,265)
  Equity in income of subsidiaries and affiliates                               (42,832)      (20,456)        (2,824)
  Deferred tax benefit                                                              397       (10,034)       (23,204)
  Gain on sale of marketable securities                                             (80)            -              -
  CASH PROVIDED (USED) BY WORKING CAPITAL ITEMS:
    Receivables and other current assets                                             43          (658)         2,004
    Accounts payable and accrued liabilities                                     (1,540)        2,541          1,317
  Net intercompany activity with subsidiaries                                     4,390       (14,253)           662
  Funds transferred to National Steel Corporation for potential
    environmental liabilities                                                         -       (10,000)             -
  Other                                                                          (2,519)       (2,400)         1,768
- -----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                            (5,972)      (31,053)        (4,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of stock of a subsidiary                                     -             -          7,850
  Investments in subsidiaries and affiliates                                       (998)         (179)       (23,288)
  Sale of marketable securities                                                   1,029        44,672              -
  Dividends received from subsidiaries and affiliates                             7,971         6,353          6,001
  Other                                                                               -           446              -
- -----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  8,002        51,292         (9,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                 (4,620)       (5,060)        (5,462)
  Mandatory redemption of preferred stock                                        (4,400)       (4,399)        (4,412)
  Redemption of preferred share purchase rights                                       -             -         (1,024)
  Note payable to FoxMeyer Corporation                                             (625)        1,500         26,825
  Loan origination fees                                                               -          (512)             -
  Borrowings under revolving credit facilities                                   92,500        25,700              -
  Repayments under revolving credit facilities                                  (77,500)      (25,700)             -
  Repurchase of treasury stock                                                  (28,953)       (1,251)       (11,254)
  Stock options exercised                                                         4,850             -              -
- -----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                (18,748)      (9,722)          4,673
- -----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments                      (16,718)       10,517         (9,318)
Cash and short-term investments, beginning of year                               17,195         6,678         15,996
- -----------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                 $      477    $   17,195      $   6,678
=======================================================================================================================

  See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in liquid time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost.

DEFERRED TAX ASSET: The Parent Company's current and noncurrent deferred tax assets consist almost entirely of tax net operating loss carryforwards and reserves which were not deductible for federal income tax purposes when accrued. The valuation allowances netted against the deferred tax assets at March 31, 1995 and 1994 were $62.3 million and $75.8 million, respectively.

INTERCOMPANY RECEIVABLES AND NOTE PAYABLE TO FOXMEYER CORPORATION: The intercompany receivables/payables between the Parent Company and its subsidiaries are not evidenced by notes and do not bear interest except for the following. The Parent Company has a $30 million revolving credit agreement with FoxMeyer Corporation that has an interest rate that is 2% above the subsidiary's long-term borrowing rate (9.09% at March 31, 1995) and matures December 15, 1996. At March 31, 1995, $27.7 million was outstanding under the agreement. The Parent Company pledged shares of FoxMeyer Corporation's common stock as collateral for the note.

NOTE B - DIVIDENDS RECEIVED

The Parent Company received cash dividends of $8.0 million, $6.4 million, and $6.0 million from FoxMeyer Corporation for each of the fiscal years ended March 31, 1995, 1994 and 1993, respectively. The Parent Company did not receive dividend payments from any other subsidiary during the three years ended March 31, 1995.

NOTE C - TAX SHARING PAYMENTS

Under tax sharing agreements with its subsidiaries, the Parent Company received the following payments for each of the three years ended March 31, 1995 (in thousands of dollars):


          ========================================================================================================
                                                                     1995             1994             1993
                                                                  ------------------------------------------------
          FoxMeyer Corporation                                         $7,536           $ 7,664          $ 3,753
          Ben Franklin Retail Stores, Inc.                                  -                 -              114
                                                                  ------------------------------------------------
                                                                       $7,536            $7,664           $3,867
          ========================================================================================================

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income tax paid and for noncash transactions for the three year ended March 31, 1995 (in thousands of dollars):

          ========================================================================================================
                                                                     1995             1994             1993
                                                                --------------------------------------------------
          Interest paid                                             $   3,285          $ 2,801           $   475
          Income taxes paid                                               826               13                -
          Noncash transactions:
             Exchange of preferred stock for common stock                   -          112,753                -
             Exchange of treasury stock for FoxMeyer
                common stock                                           80,010                -                -
             Payment of dividends in kind on preferred stock           13,200            5,389                -
          ========================================================================================================

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES



====================================================================================================================================
                COL A                             COL B                         COL C                      COL D           COL E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONS
                                                                 ------------------------------------
                                                BALANCE AT       CHARGED TO COSTS   CHARGED TO OTHER    Deductions -    Balance at
             DESCRIPTION                    BEGINNING OF PERIOD    AND EXPENSES    ACCOUNTS - DESCRIBE    Describe     End of Period
====================================================================================================================================
                                                   YEAR ENDED MARCH 31, 1995
                                                   -------------------------
                                                     (Thousands of Dollars)

 RESERVES DEDUCTED FROM ASSETS
   Allowances for possible losses on trade
     notes and accounts receivable                     $  15,133    $   (2,284) (4)     $  299 (2)     $ 6,638 (3)   $  6,510
   Allowance for possible loss on
      pre-bankruptcy receivable from
      Phar-Mor, Inc.                                      40,000        22,795               -               -         62,795
   Reserve for inventory shrinkage                         4,136           593               -           2,795 (1)      1,934
 RESERVES SHOWN ELSEWHERE
   Long-term reserves related to facility sales,
      shutdowns and discontinued operations               22,638         1,639               -           2,551 (5)     21,726

                                                   YEAR ENDED MARCH 31, 1994
                                                   -------------------------
                                                     (Thousands of Dollars)
 RESERVES DEDUCTED FROM ASSETS
   Allowances for possible losses on trade
     notes and accounts receivable                     $  18,841    $    1,757          $    -         $ 5,465 (3)   $ 15,133
   Allowance for possible loss on
      pre-bankruptcy receivable from
      Phar-Mor, Inc.                                      40,000                             -               -         40,000
   Reserve for inventory shrinkage                         3,058         1,816               -             738 (1)      4,136
 RESERVES SHOWN ELSEWHERE                                                                    -
   Long-term reserves related to facility sales,
      shutdowns and discontinued operations               21,823           628           2,023 (7)       1,836 (5)     22,638


                                                   YEAR ENDED MARCH 31, 1993
                                                   -------------------------
                                                     (Thousands of Dollars)
 RESERVES DEDUCTED FROM ASSETS
   Allowances for possible losses on trade
     notes and accounts receivable                     $  14,833    $    6,866          $4,336 (6)     $ 7,194 (3)   $ 18,841
 Allowance for possible loss on
      pre-bankruptcy receivable from
      Phar-Mor, Inc.                                           -        40,000               -               -         40,000
   Reserve for inventory shrinkage                         3,076         1,890           1,037 (6)       2,945 (1)      3,058
 RESERVES SHOWN ELSEWHERE
   Long-term reserves related to facility sales,
 shutdowns and discontinued operations                    27,252           504               -           5,933 (5)     21,823

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                   FOR THE THREE YEARS ENDED MARCH 31, 1995


Note 1 -  Consists principally of inventory writeoffs and sales.

Note 2 - Allowance for doubtful accounts recorded under the purchase method of accounting for companies acquired.

Note 3 -  Principally relates to doubtful accounts which have been written off.

Note 4 - Reduction of allowance for doubtful accounts as a result of excess reserves at the end of the period.

Note 5 -  Principally cash disbursements related to these reserves.

Note 6 - Principally relates to reserves recorded under the purchase method of accounting for the Harris Wholesale Company acquisition.

Note 7 -  Reclassified from short-term liabilities

                         INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements Nos. 2-56083, 2-91622, 2-95028, 33-16919, 33-27060, 33-27719 and 33-56097 on Form
S-8, Nos. 33-2289 and 33-37531  on Form S-3 and No. 2-45941 on Form S-16 of
FoxMeyer Health Corporation (formerly National Intergroup, Inc.) of our reports dated June 21, 1995, which reports express an unqualified opinion appearing in and incorporated by reference in this Annual Report on Form 10-K of FoxMeyer Health Corporation for the year ended March 31, 1995.





Deloitte & Touche LLP
Dallas, Texas
June 28, 1995

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit
Number                            Description
- -------                           -----------

3-A Certificate of Amendment of Restated Certificate of Incorporation of the registrant dated October 12, 1994.*

3-B Certificate of Resolution relating to the registrant's $5 Cumulative Convertible Preferred Stock. (Filed as Exhibit 4-B to the registrant's Registration Statement on Form 8-B (File No. 1-8549) and incorporated herein by reference.)

3-C Certificate of Designations, Rights and Preferences relating to the registrant's $4.20 Cumulative Exchangeable Series A Preferred Stock. (Filed as Exhibit 9(c)(1) to the registrant's Schedule 13E-4 Issuer Tender Offer Statement dated October 6, 1993 and incorporated herein by reference.)

3-D     By-laws of the registrant.*

10-A National Intergroup, Inc. 1993 Stock Option and Performance Award Plan. (Filed as Exhibit 10-A to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference).

10-B National Intergroup, Inc. Director's Retirement Plan dated December 1, 1983. (Filed as Exhibit 10-A to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)

10-C FoxMeyer Corporation Employees' Savings and Profit Sharing Program. (Filed as Exhibit 10-D to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)

10-D FoxMeyer Corporation Long-Term Incentive Plan. (Filed as Exhibit 10-F to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)

10-E FoxMeyer Corporation Amended and Restated Supplemental Savings Plan. (Filed as Exhibit 10-G to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)

10-F Loan Agreement, dated as of January 13, 1994, among the registrant and Banque Paribas, as Agent, and the Banks named therein. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)

10-G Tax Sharing Agreement, dated as of November 25, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit 28(a) to FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 and incorporated herein by reference.)

10-H Amendment dated April 21, 1993 to the Tax Sharing Agreement, dated as of November 25, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit 10-M to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

10-I Amended and Restated Management Agreement, dated as of January 1, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit 10-A to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)

10-J Stock Purchase and Recapitalization Agreement, dated as of June 26, 1990, among the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and National Steel Corporation. (Filed as
        Exhibit 10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-K Amendment to Stock Purchase and Recapitalization Agreement, dated as of July 31, 1991, among the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and National Steel Corporation. (Filed as Exhibit 2-F to National Steel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10-L Put Agreement, dated as of June 26, 1990, among NII Capital Corporation, NKK U.S.A. Corporation and National Steel Corporation. (Filed as Exhibit 10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-M Amended and Restated Weirton Liabilities Agreement, dated as of June 26, 1990, among the registrant, NII Capital Corporation and National Steel Corporation. (Filed as Exhibit 10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-N Amendment to Amended and Restated Weirton Liabilities Agreement, dated as of July 31, 1991, between the registrant, NII Capital Corporation and National Steel Corporation. (Filed as Exhibit 10-H to National Steel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10-O Agreement, dated as of February 3, 1993, among the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and National Steel Corporation. (Filed as Exhibit 10.30 to National Steel Corporation's Registration Statement on Form S-1 (File No. 33-57952) and incorporated herein by reference.)

10-P Amended and Restated Loan Agreement, dated as of April 29, 1993, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer named therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders. (Filed as Exhibit 10-J to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

10-Q First Amendment to Amended and Restated Loan Agreement, dated as of October 18, 1993, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer named therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders. (Filed as Exhibit 10-B to FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.)

10-R Form of Note Agreement, dated as of April 15, 1993, between FoxMeyer Corporation and each Purchaser that is a party thereto, relating to $198,000,000 of FoxMeyer Corporation's 7.09% Senior Notes Due April 15, 2005. (Filed as Exhibit 4-A to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

10-S Trade Receivables Purchase and Sale Agreements dated as of October 29, 1993 among FoxMeyer Corporation and, as applicable, Enterprise Funding Corporation, Corporate Asset Funding Company, Inc., Citibank, N.A., Citicorp North America, Inc., individually and as agent, and NationsBank of North Carolina, N.A., individually and as co- agent. (Filed as Exhibit 10-A to FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.)

10-T Indenture for Ben Franklin Retail Stores, Inc. 7.5% Convertible Subordinated Notes due June 1, 2003. (Filed as an Exhibit to Ben Franklin Retail Stores, Inc.'s Registration Statement on Form S-1, Registration No. 33-62632, and incorporated herein by reference.)

10-U Second Amendment to Amended and Restated Loan Agreement, dated as of June 20, 1994, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer named therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders. (Filed as Exhibit 10-A to FoxMeyer Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.)

10-V Second Amendment to Loan Agreement dated as of September 6, 1994 by and among the registrant, the Banks identified therein and Banque Paribas, as Agent for Banks. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-W Third Amendment to Amended and Restated Loan Agreement, Consent and Waiver, dated as of August 26, 1994, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuers named therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders. (Filed as Exhibit 10- B to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-X Amendment dated October 12, 1994 to the 1993 Stock Option and Performance Award Plan of the registrant. (Filed as Exhibit 10-D to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-Y Employment Agreement dated as of August 10, 1994 between FoxMeyer Corporation and Thomas L. Anderson. (Filed as Exhibit 10-E to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-Z Third Amendment to Loan Agreement dated as of October 12, 1994 among the registrant, the Banks identified therein and Banque Paribas, as Agent for the Banks. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.)

10-AA Fourth Amendment to Loan Agreement dated as of December 19, 1994, among the registrant, the Banks identified therein and Banque Paribas, as Agent for the Banks. (Filed as Exhibit 10-B to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.)

10-AB Fourth Amendment to Amended and Restated Loan Agreement, Consent and Waiver, dated as of November 22, 1994, among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer referred to therein, Citicorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. and Banque Paribas, as Co-Agents for the Lenders. (Filed as Exhibit 10-C to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.)

10-AC Second Amendment dated as of November 22, 1994 to Trade Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation, Corporate Asset Funding Company, Inc., Enterprise Funding Corporation, CitiBank, N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, Citicorp North America, Inc., individually and as agent, and the Banks listed therein. (Filed as Exhibit 10-D to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.)

10-AD Employment Agreement dated as of January 31, 1995 between FoxMeyer Corporation and Peter B. McKee.*

10-AE Employment Agreement dated as of January 31, 1995 between FoxMeyer Corporation and Kevin J. Rogan.*

10-AF Employment Agreement, dated as of February 27, 1995, between the registrant and Abbey J. Butler.*

10-AG Employment Agreement, dated as of February 27, 1995, between the registrant and Melvyn J. Estrin.*

10-AH Employment Agreement, dated as of February 27, 1995, between FoxMeyer Corporation and Abbey J. Butler.*

10-AI Employment Agreement, dated as of February 27, 1995, between FoxMeyer Corporation and Melvyn J. Estrin.*

10-AJ Employment Agreement, dated as of February 27, 1995, between Ben Franklin Retail Stores, Inc. and Abbey J. Butler.*

10-AK   Employment Agreement, dated as of February 27, 1995, between Ben
        Franklin Retail Stores, Inc. and      Melvyn J.  Estrin.*

10-AL Amended and Restated Revolving Loan Agreement, dated as of January 1, 1995, between FoxMeyer Corporation and the registrant.*

10-AM Amended and Restated Pledge Agreement, dated as of January 1, 1995, between FoxMeyer Corporation and the registrant.*

10-AN Fifth Amendment to Loan Agreement dated as of March 22, 1995 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for Banks.*

10-AO Fifth Amendment to Amended and Restated Loan Agreement, dated as of April 26, 1995, by and among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lender and Issuer Named Therein, Citicorp USA, Inc., as Administrative Agent, and NationsBank of Texas, N.A., as Documentation Agent.*

10-AP Third Amendment dated as of April 26, 1995 to Trade Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation, Corporate Asset Funding Company, Inc., Enterprise Funding Corporation, Citibank, N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, Citicorp North America, Inc., individually and as agent, and the Banks listed therein.*

10-AQ First Amendment to FoxMeyer Corporation Amended and Restated Supplemental Savings Plan, dated as of January 1, 1995.*

10-AR Second Amendment to the FoxMeyer Corporation Employees' Savings and Profit Sharing Program, dated as of March 31, 1995.*

10-AS FoxMeyer Corporation Fiscal Year 1995 Executive Incentive Compensation Plan.*

10-AT Amended and Restated Loan Agreement between Ben Franklin Retail Stores, Inc. and subsidiaries and LaSalle National Bank
        (Filed as Exhibit 10.36 to Ben Franklin Retail Stores, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

11      Statement Re:  Computation of per share earnings.*

21      Subsidiaries of the registrant.*

23 Consent of Independent Auditors is included in the List of Financial Statements and Financial Statement Schedules.

27      Financial Data Schedule.*

99 Form 11-K for calendar year 1994 for FoxMeyer Employee's Savings and Profit Sharing Program.*

- ------------
*  Filed herewith