Form 10-Q
period 1995-06-30
FOXMEYER HEALTH CORP
filed 1995-08-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-8549

                          FOXMEYER HEALTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)




                DELAWARE                                       25-1425889
----------------------------------------                  ----------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)


  1220 Senlac Drive, Carrollton, Texas                           75006
----------------------------------------                  ----------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code            214-446-4800
                                                          ----------------------


         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No    .
                                               ---       ---


Number of shares of Common Stock outstanding as of August 10, 1995: 16,466,247
                                                                   ------------

                         PART 1. FINANCIAL INFORMATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

    FoxMeyer Health Corporation and Subsidiaries                              (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------
                                                                                        Three months ended June 30,
                                                                              ------------------------------------------
                                                                                         1995                 1994
------------------------------------------------------------------------------------------------------------------------
    NET SALES                                                                        $ 1,278,185          $ 1,177,921
    COSTS AND EXPENSES
      Cost of goods sold (exclusive of depreciation shown separately below)            1,214,462            1,113,703
      Selling, general and administrative expenses                                        49,729               49,530
      Depreciation and amortization                                                        6,105                5,259
------------------------------------------------------------------------------------------------------------------------
                                                                                           7,889                9,429
    Other income                                                                           6,715                2,521
------------------------------------------------------------------------------------------------------------------------
    OPERATING INCOME                                                                      14,604               11,950

    FINANCING COSTS
      Interest expense                                                                     7,274                6,192
      Interest income                                                                      1,261                1,677
------------------------------------------------------------------------------------------------------------------------
    Financing costs, net                                                                   6,013                4,515

    NATIONAL STEEL CORPORATION
      Net preferred income                                                                   923                1,370
------------------------------------------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION, EQUITY IN
    LOSS OF AFFILIATES AND MINORITY INTEREST                                               9,514                8,805

    Income tax provision                                                                     121                  420
------------------------------------------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF AFFILIATES AND
    MINORITY INTEREST                                                                      9,393                8,385

    Equity in loss of affiliates                                                           1,240                  569
    Minority interest in results of operations of consolidated subsidiaries                  635                2,487
------------------------------------------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS                                                      7,518                5,329
    DISCONTINUED OPERATIONS:
      Loss from operations, net of applicable tax benefit of $953 in 1995 and
        $83 in 1994, respectively                                                         1,317                  101
------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                             6,201                5,228
    Preferred stock dividends                                                              5,223                4,701
------------------------------------------------------------------------------------------------------------------------
    NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                   $         978          $       527
------------------------------------------------------------------------------------------------------------------------
    PER SHARE OF COMMON STOCK:
      Income from continuing operations                                            $        0.14          $      0.05
      Loss from discontinued operations                                                    (0.08)               (0.01)
========================================================================================================================
    NET INCOME PER SHARE                                                           $        0.06          $      0.04
------------------------------------------------------------------------------------------------------------------------
    AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           16,716               12,997
========================================================================================================================

    See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



       FoxMeyer Health Corporation and Subsidiaries                                (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30, 1995      March 31, 1995
-------------------------------------------------------------------------------------------------------------------
       ASSETS                                                                      (Unaudited)
       CURRENT ASSETS
         Cash and short-term investments                                         $     58,236       $      35,232
         Receivables - net                                                            197,138             334,250
         Inventories                                                                  810,592             820,818
         Net assets of discontinued operations                                         18,025                   -
         Other current assets                                                          52,286              38,394
-------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                         1,136,277           1,228,694

       INVESTMENT IN NATIONAL STEEL CORPORATION                                        31,063              30,163

       INVESTMENTS IN AFFILIATES                                                       43,892                   -

       PROPERTY, PLANT AND EQUIPMENT                                                  201,339             256,393
         Less: allowances for depreciation and amortization                            68,589              85,716
-------------------------------------------------------------------------------------------------------------------
       NET PROPERTY, PLANT AND EQUIPMENT                                              132,750             170,677

       OTHER ASSETS
         Goodwill - net                                                               205,089             209,749
         Intangible assets - net                                                       11,215              22,966
         Pre-bankruptcy receivable from Phar-Mor, Inc.                                  5,963               5,963
         Deferred tax asset, net of valuation allowance                                44,444              52,408
         Miscellaneous assets                                                          45,907              56,376
-------------------------------------------------------------------------------------------------------------------
                                                                                      312,618             347,462
-------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                              $  1,656,600       $   1,776,996
===================================================================================================================


       See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS





         FoxMeyer Health Corporation and Subsidiaries                           (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                June 30, 1995     March 31, 1995
-------------------------------------------------------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY                                     (Unaudited)
         CURRENT LIABILITIES
           Accounts payable                                                      $   625,325        $   674,843
           Accrued liabilities                                                        48,819             64,655
           Deferred income taxes                                                      42,339             42,131
           Long-term debt due within one year                                         16,095              2,540
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                   732,578            784,169

         LONG-TERM DEBT                                                              389,316            422,751

         RESERVES AND OTHER LIABILITIES                                               50,886             70,676

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                  771             20,231

         REDEEMABLE PREFERRED STOCK                                                  179,196            175,019

         STOCKHOLDERS' EQUITY
           Common stock, $5.00 par value; authorized 50,000,000 shares;
              24,167,277 shares issued                                               120,836            120,836
           Capital in excess of par value                                            209,110            209,110
           Minimum pension liability                                                 (75,428)           (75,428)
           Net unrealized holding gain on marketable securities                          838              2,374
           Retained earnings                                                         185,884            184,949
-------------------------------------------------------------------------------------------------------------------
                                                                                     441,240            441,841
         Less: common stock in treasury - 7,718,516 shares at
            June 30, 1995 and 7,735,552 shares at March 31, 1995                     137,387            137,691
-------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                  303,853            304,150
-------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,656,600        $ 1,776,996
===================================================================================================================


         See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

       FoxMeyer Health Corporation and Subsidiaries                                   (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended June 30,
                                                                                 ----------------------------------
                                                                                         1995              1994
-------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                  $     6,201      $     5,228
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES:
         Minority interest in results of operations of consolidated subsidiaries             635            2,487
         Depreciation and amortization                                                     6,105            5,259
         Other non-cash (credits) or charges                                              (7,728)             705
         Net preferred income from National Steel Corporation                               (923)          (1,370)
         Gain on sale of investments                                                        (463)          (3,375)
         Deferred tax provision                                                              110              155
         Provision for losses on accounts receivable                                         582              916
         Equity in loss of affiliates                                                      1,240              569
         Cash provided (used) by working capital items, net of acquisitions:
           Receivables                                                                    63,074           (8,479)
           Inventories                                                                   (65,790)          (6,905)
           Other assets                                                                   (3,583)          (2,618)
           Accounts payable and accrued liabilities                                       33,713           44,131
         Other                                                                            (1,017)          (2,169)
-------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                          32,156            34,534
-------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Disposition of Ben Franklin Retail Stores, Inc.                                  (9,108)               -
         Purchase of property, plant and equipment                                       (12,301)          (6,459)
         Proceeds from the sale of property, plant and equipment                              -             1,166
         Acquisitions, net of cash acquired                                               (2,452)          (7,922)
         Purchase of investments                                                         (36,218)          (4,855)
         Proceeds from the sale of investments                                            10,556           10,533
         Other investing activities                                                        (172)                -
-------------------------------------------------------------------------------------------------------------------
       NET CASH USED BY INVESTING ACTIVITIES                                             (49,695)          (7,537)
-------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings under revolving credit facilities                                  2,726,480          363,151
         Repayments under revolving credit facilities                                 (2,684,180)        (379,771)
         Proceeds from issuance of long-term debt                                          1,700            6,900
         Repurchase of common stock                                                            -           (2,333)
         Other debt repayments                                                            (1,666)          (7,597)
         Dividends paid to minority interests                                               (932)            (693)
         Dividends paid on redeemable preferred stock                                     (1,045)          (1,155)
         Other financing activities                                                          186            1,443
-------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   40,543          (20,055)
-------------------------------------------------------------------------------------------------------------------
       NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                    23,004            6,942
         Cash and short-term investments, beginning of period                             35,232           60,987
-------------------------------------------------------------------------------------------------------------------
       CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $    58,236      $    67,929
===================================================================================================================


       See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FoxMeyer Health Corporation and its subsidiaries (the "Corporation"). Ben Franklin Retail Stores, Inc. ("Ben Franklin"), a 67.7%-owned subsidiary, is included in the condensed consolidated financial statements at June 30, 1995 on an equity basis (see Note 3). The Corporation has also shown its managed care and information service businesses as discontinued operations in the accompanying statements (see Note 4). In October 1994, the Corporation acquired the 19.5% of FoxMeyer Corporation it did not already own. Therefore, a 19.5% minority interest existed in the results of operations of FoxMeyer Corporation at June 30, 1994.

The accompanying condensed consolidated balance sheet of the Corporation as of June 30, 1995, the condensed consolidated income statements for the three months ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the three months ended June 30, 1995 and 1994 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments, except for those adjustments related to Ben Franklin and the Corporation's discontinued operations, were of a normal recurring nature. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1995, which should be read in conjunction with this quarterly report.


NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK

Net income per share is based on income after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary net income per share.


NOTE 3 -  DISPOSITION OF BEN FRANKLIN

On July 12, 1995, the Board of Directors of the Corporation approved a plan to distribute most of the Corporation's common stock holdings in Ben Franklin through a dividend of Ben Franklin common stock to the holders of the Corporation's common stock. Each stockholder of the Corporation is expected to receive one share of Ben Franklin common stock for every six shares of the Corporation's common stock. The exact date for the distribution has not been set. The charge to stockholders' equity for the dividend of Ben Franklin common stock will be based on the book value of the shares at the time of distribution.

As a result of the planned distribution, the Corporation would own approximately 17.5% of Ben Franklin. However, the Corporation believes it will still exercise significant influence over Ben Franklin and, accordingly, will account for Ben Franklin on an equity basis. Prior year results of operations of Ben Franklin have been reclassified to reflect the current accounting treatment. The consolidated balance sheet at June 30, 1995 includes the Corporation's equity investment in Ben Franklin of $39.2 million in "Investments in affiliates." The market value of the common stock of Ben Franklin owned by the Corporation was approximately $19.4 million at June 30, 1995.
The consolidated balance sheet at March 31, 1995 has not been restated to reflect the change to the equity method of accounting for Ben Franklin.

The following tables present the summarized financial information of Ben Franklin on a 100% basis at June 30, 1995 and March 31, 1995 and for the three months ended June 30, 1995 and June 30, 1994, respectively ( in thousands of dollars):

------------------------------------------------------------------------------------------------------------
                                                                         June 30,1995        March 31,1995
------------------------------------------------------------------------------------------------------------
 Current assets                                                           $   173,670          $   154,286
 Noncurrent assets                                                             68,302               65,187
 Current liabilities                                                           98,056               88,656
 Noncurrent liabilities                                                        86,071               71,431
------------------------------------------------------------------------------------------------------------



                                                                              Three months ended June 30,
                                                                         -----------------------------------
                                                                                  1995                1994
------------------------------------------------------------------------------------------------------------
 Net sales                                                                  $   89,337          $   75,172
 Operating loss                                                                 (1,019)               (824)
 Net loss                                                                       (1,541)               (846)
------------------------------------------------------------------------------------------------------------


NOTE 4 -  DISCONTINUED OPERATIONS

On July 12, 1995, the Corporation adopted a plan to consolidate its managed care and information services segments into a new organization, CareStream Corporation ("CareStream"). As a result of this decision and the related development of a formal plan to dispose of this segment of business, the Corporation has shown the results of operations of CareStream as a loss from discontinued operations for the three months ended June 30, 1995 and has reclassified the Corporation's prior year income statement to reflect the current accounting treatment of CareStream. Net revenue was $4.6 million and $3.8 million for the three months ended June 30, 1995 and 1994, respectively. The net assets of CareStream are shown on the consolidated balance sheet at June 30, 1995 as "Net assets of discontinued operations" and consist of the following (in thousands of dollars):


------------------------------------------------------------------------------------------------------------
 Current assets                                                                                    $13,666
 Current liabilities                                                                               (11,428)
------------------------------------------------------------------------------------------------------------
 Net working capital                                                                                 2,238
 Other assets, principally intangible assets                                                        15,940
 Long-term debt                                                                                       (153)
------------------------------------------------------------------------------------------------------------
 Net assets                                                                                        $18,025
------------------------------------------------------------------------------------------------------------

NOTE 5 - INVESTMENTS

The Corporation's investments in marketable equity securities, included in "Other current assets," are classified as "available for sale". The carrying value and gross unrealized gains and losses are as follows (in thousands of dollars):

-----------------------------------------------------------------------------------------------------------
                                                                       June 30, 1995        March 31, 1995
-----------------------------------------------------------------------------------------------------------
 Carrying value                                                            $  34,329             $ 18,219
 Unrealized gains                                                              2,130                2,509
 Unrealized losses                                                             1,167                  196
-----------------------------------------------------------------------------------------------------------

Proceeds of $7.7 million were received during the three months ended June 30, 1995 from the sale of marketable equity securities resulting in gross realized gains of $0.3 million and gross realized losses of $0.5 million. The cost of securities sold was determined using the average cost method.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):


-----------------------------------------------------------------------------------------------------------
                                                                               Three months ended June 30,
                                                                            -------------------------------
                                                                                  1995             1994
-----------------------------------------------------------------------------------------------------------
 Interest paid                                                                 $ 10,633           $ 8,672
 Income taxes paid                                                                   11               496
 Noncash transactions:
     Payment of dividends in kind on preferred stock                              3,778             3,230
-----------------------------------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Corporation's reserves for potential environmental assessments or remediation activities, penalties or fines that may be imposed for non-compliance with such laws or regulations have not changed materially since March 31, 1995. The Corporation's estimates of these costs are based on currently available facts, existing technologies, presently enacted laws and regulations and the professional judgment of consultants and counsel.

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

There are various pending claims and lawsuits arising out of the normal conduct of the Corporation. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") reported net income of $6.2 million for the three months ended June 30, 1995. This represents an increase of approximately $1.0 million over the same period of the prior fiscal year. Net income per share was $.06 per share for the three months ended June 30, 1995 as compared to $.04 per share for the three months ended June 30, 1994.

SIGNIFICANT TRANSACTIONS OCCURRING SINCE MARCH 31, 1995 INCLUDE THE FOLLOWING:

On July 12, 1995, the Corporation adopted a plan to consolidate its managed care and information services segments into a new organization, CareStream Corporation ("CareStream"). As a result of this decision and the related development of a formal plan to dispose of this segment of business, the Corporation has shown CareStream as a discountinued operation.

On July 12, 1995, the Corporation also approved a plan to distribute most of its common stock holdings in Ben Franklin Retail Stores, Inc. ("Ben Franklin") through a dividend of one share of Ben Franklin common stock for every 6 shares of the Corporation's common stock. The Corporation currently owns 3.7 million shares of Ben Franklin common stock or 67.7 %. After the distribution, the Corporation expects to retain approximately 17.5% ownership in Ben Franklin.
The Corporation will continue to exert significant influence over Ben Franklin, and, accordingly, will account for Ben Franklin on an equity basis.

With the planned distribution of Ben Franklin and CareStream, the Corporation now conducts its business principally through only one operating unit, FoxMeyer Corporation ("FoxMeyer"). The results of operations for Ben Franklin have been stated on an equity basis for the three months ended June 30, 1995 and 1994. The results of CareStream have been presented as a discontinued operation for the three months ended June 30, 1995 and 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

Net sales increased $100.3 million to $1,278.2 million for the three months ended June 30, 1995, as compared to $1,177.9 million for the three months ended June 30, 1994. Net sales increased in the Hospitals and Alternate Care customer segment principally as a result of sales made through the University Hospital Consortium ("UHC") contract which the Corporation only began servicing in late fiscal 1995. Sales in the Independent customer segment also showed strong improvements as the Corporation renewed its sales efforts in this important segment.

Gross profit decreased $0.5 million to $63.7 million for the three months ended June 30, 1995 as compared to the same period in the prior year. As a percentage of sales, gross margin decreased from 5.5% to 5.0% of net sales for the three months ended June 30, 1994 and 1995, respectively. Increased sales to large volume, lower margin and lower cost-to-serve customers and continuing price competition throughout the industry have contributed to this decrease. The reduced availability of investment buying opportunities also continues to exert pressure on gross margin. To offset these pressures, the Corporation continues to emphasize and expand its offering of value-added services such as private label, generic products and repackaging programs, all of which provide significantly higher gross margin.

Operating expenses increased $1.0 million to $55.8 million for the three months ended June 30, 1995 as compared to $54.8 million for the three months ended June 30, 1994. However, as a percentage of net sales, operating expenses decreased from 4.7% for the three months ended June 30, 1994 to 4.4% for the three months ended June 30, 1995. The percentage decrease is principally the result of the Corporation's cost containment and cost reduction programs. Additionally, the Corporation is realizing the benefits of further leverage of its cost structure through additional sales to lower cost-to-serve high volume accounts.

Other income increased $4.2 million to $6.7 million for the three months ended June 30, 1995 as compared to the same period in the prior year. The increase was primarily attributable to the reversal of certain reserves provided in fiscal 1992 in connection with the sale of The Permian Corporation subsidiary. Offsetting the increase are additional costs associated with expanding the Corporation's accounts receivable financing program. In addition, the prior year amount included certain non-recurring gains on real estate transactions.

Net financing costs increased $1.5 million to $6.0 million for the three months ended June 30, 1995, as compared to $4.5 million for the three months ended June 30, 1994. Interest income decreased $0.4 million primarily as a result of the redemption of certain real estate notes receivable investments in late fiscal 1995 and early fiscal 1996. Interest expense increased $1.1 million. Average debt for the quarter increased by approximately $114.0 million over the three months ended June 30, 1994. Such funds were used to finance the increase in net working capital required to support expanded business and capital investments. On average, the Corporation's cost of debt decreased 60 basis points as compared to the three months ended June 30, 1994 reflecting a decrease in the impact of the amortization of deferred loan costs and fixed loan fees.

Management believes that the pressures currently being brought to bear on gross margin, discussed above, will continue. The Corporation is aggressively pursuing several long-term strategies to relieve this pressure and ultimately strengthen its gross margins.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation was $0.9 million for the three months ended June 30, 1995, compared to $1.4 million for the prior year period. An increase in the expense related to the Weirton pension obligation for the quarter ended June 30, 1995 is the primary reason for the $0.5 million decrease.

INCOME TAXES

The current year and prior year income tax provisions were based on estimates of the full year effective tax rate. The low effective tax rate for both periods was the result of the reduction in the deferred tax asset valuation allowance.

EQUITY IN LOSS OF AFFILIATES

The equity in loss of affiliates consists principally of Ben Franklin's loss for the current and prior year periods. The increase in Ben Franklin's net loss was primarily due to (i) an increased operating loss resulting from start-up costs associated with the Cotter & Company agreement, (ii) an increased seasonal loss due to operating 34 company-owned stores in the current quarter compared to 16 stores in the prior year and (iii) higher interest expense resulting from increased borrowings and higher interest rates than in the same period of the prior year.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The decrease in minority interest was primarily attributable to the elimination of the minority interest in FoxMeyer resulting from the Corporation's October 1994 acquisition of the 19.5% common stock interest in FoxMeyer that it did not already own.

DISCONTINUED OPERATIONS

The loss from discontinued operations reflects the results of CareStream. The increase in the loss as compared to the quarter ended June 30, 1994 is due to incremental selling, general and administrative expenses associated with the integration of additional business units, the development and implementation of new managed care and technology-based products and the expansion of the client base.

                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations (which includes working capital components) was $32.2 million for the three months ended June 30, 1995. The change in working capital components provided $27.4 million of funds. An increase in accounts payable and accrued liabilities of $33.7 million as compared to March 31, 1995 accounted for most of the increase in funds. Inventory and accounts receivable used $2.7 million of funds.

Cash used in investing activities was $49.7 million. Approximately $12.3 million of cash was used to purchase property and equipment during the period. An additional $2.5 million was used to acquire other businesses. The Corporation made other investments in marketable securities and real estate which used approximately $25.7 million of cash, net of proceeds from the sale of investments. The change to the equity method in accounting for Ben Franklin resulted in the removal of Ben Franklin's cash of $9.1 million from the consolidated cash balance.

Cash provided by financing activities of $40.5 million resulted primarily from additional net borrowings under the Corporation's various credit facilities of $42.3 million. The proceeds from the additional borrowings were primarily used to fund the purchase of property and equipment, acquisitions and other investments.

Management assesses the Corporation's liquidity based on its major business units: FoxMeyer and certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company") which includes the Corporation's real estate partnership activities. While FoxMeyer is a wholly-owned subsidiary of the Corporation, the FoxMeyer debt agreements limit the ability of FoxMeyer to transfer funds to the Holding Company. The following is a discussion of the liquidity and capital resources of each business.

FOXMEYER

As of June 30, 1995, FoxMeyer had borrowed $175.1 million under its $275.0 million revolving credit facility (the "FoxMeyer Facility") at an average interest rate of 6.6%. The average and maximum amounts borrowed during the quarter ended June 30, 1995 under the FoxMeyer Facility were $164.1 million and $227.4 million, respectively. Restrictions imposed by the FoxMeyer Facility require that on the last day of any quarter, FoxMeyer's total indebtedness to capitalization ratio, as defined therein, cannot exceed 0.6 to 1.0. Under the requirements of this covenant, FoxMeyer was eligible to borrow an additional $85.1 million at June 30, 1995.

FoxMeyer expects that cash flow from operations and continued maintenance of its working capital facilities will provide adequate cash to fund seasonal increases in inventories and receivables. As a result of increased inventory levels due to new business from larger buying groups such as UHC and Rite-Aid, and the costs of implementing new systems, it may be necessary for FoxMeyer to expand existing lines of credit or seek alternative financing. FoxMeyer believes that, if required, alternative financing can be obtained at reasonable rates.

HOLDING COMPANY

The Holding Company has cash and short-term investments of approximately $26.5 million at June 30, 1995. In addition, the Holding Company had borrowed the maximum amount of $15.0 million available under a revolving credit facility (the "Holding Company Facility") at an average interest rate of 7.9%. The average amount borrowed during the quarter under the Holding Company Facility was $15.0 million. The Holding Company had also borrowed the maximum amount available under a $30 million revolving loan agreement with FoxMeyer at June 30, 1995.

The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, dividend payments on the Corporation's convertible redeemable preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. In addition, the Holding Company intends to make additional real estate and other investments.

The Holding Company will rely on cash on hand and dividends received on shares of FoxMeyer common stock to meet the cash funding obligations described above. The amount of dividends that FoxMeyer can pay to the Holding Company are limited by FoxMeyer's debt agreements. The Holding Company expects to be able to renew or replace its revolving credit facility before its expiration date of April 1, 1996. The Holding Company expects to fund a substantial portion of any real estate investments through additional non-recourse debt which management believes will be available at reasonable rates. The Holding Company has committed to invest up to $29 million to obtain an indirect ownership interest in Phar-Mor, Inc. when it emerges from bankruptcy. Management is currently pursuing bank financing for up to $20 million of the commitment with the remainder being provided from the sources of cash described above.

                          PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, the following additional information is provided:

             NATIONAL STEEL CORPORATION ("NSC")

             With respect to the matter involving Lowry Landfill Site in Aurora, Colorado, previously reported in the registrant's 1995 Form 10-K, the Alumet Partnership ("Alumet") has reached a settlement with the Environmental Protection Agency and the Department of Justice concerning any liability Alumet may have with respect to this site. The terms of the settlement are embodied in a consent decree that was executed by both Alumet and the Department of Justice, lodged with the District Court for the District of Colorado on July 10, 1995, and published for public comment in the Federal Register on July 25, 1995. If the consent decree is ultimately approved, Alumet will pay the sum of $7.3 million in full settlement of all third party claims, including all claims by the government and by private plaintiffs (including the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management) with respect to this matter. NSC's share of the settlement will be 50% of the overall amount, or $3.65 million, and will be paid by NSC out of the $10 million deposited by the registrant with NSC as a prepayment of indemnification obligations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The Corporation held its 1995 annual meeting of stockholders on August 8, 1995 (the "Annual Meeting").

             (b) At the Annual Meeting, the following individuals were elected as directors of the Corporation, each to serve until the annual meeting of stockholders to be held in 1998:

                              Paul M. Finfer
                              Alfred H. Kingon

             The terms of office of the following directors of the Corporation continued after the Annual Meeting:

                              Abbey J. Butler
                              Melvyn J. Estrin
                              Thomas L. Anderson
                              Sheldon W. Fantle
                              William G. Tull

             (c) The number of votes cast for, or withheld, with respect to the election of directors, was as follows:

                                                                  For                    Withheld
                                                                  ---                    --------
                              Paul M. Finfer                   14,712,059                 219,927

                              Alfred H. Kingon                 14,697,917                 234,069

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

             11    -  Computation of Earnings Per Common Share

             27    -  Financial Data Schedule

             (b)   Reports on Form 8-K

             The registrant did not file any Current Reports on Form 8-K during the three months ended June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FOXMEYER HEALTH CORPORATION



                                        By:   /s/ Edward L. Massman
                                           -----------------------------------
                                              Edward L. Massman
                                              Vice President and Controller
                                              (Chief Accounting Officer)





Date:  August 11, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 11          - Computation of Earnings Per Common Share

 27          - Financial Data Schedule
