Form 10-Q
period 1995-09-30
FOXMEYER HEALTH CORP
filed 1995-11-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-8549

                          FOXMEYER HEALTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                       25-1425889
-------------------------------------------------     --------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


  1220 Senlac Drive, Carrollton, Texas                           75006
-------------------------------------------------     --------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code           214-446-4800
                                                      --------------------------

         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No      .
                                               -----      -----


Number of shares of Common Stock outstanding as of November 10, 1995: 16,531,521

                         PART 1. FINANCIAL INFORMATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

    FoxMeyer Health Corporation and Subsidiaries                              (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended September 30,
                                                                          ----------------------------------------------
                                                                                       1995                1994
------------------------------------------------------------------------------------------------------------------------
    NET SALES                                                                       $  1,320,536         $  1,154,812
    COSTS AND EXPENSES
      Cost of goods sold (exclusive of depreciation shown separately below)            1,253,665            1,090,350
      Selling, general and administrative expenses                                        52,353               47,021
      Depreciation and amortization                                                        5,943                5,316
------------------------------------------------------------------------------------------------------------------------
                                                                                           8,575               12,125
    Other income (expense)                                                                 6,227                 (797)
------------------------------------------------------------------------------------------------------------------------
    OPERATING INCOME                                                                      14,802               11,328

    FINANCING COSTS
      Interest expense                                                                     8,184                5,608
      Interest income                                                                        818                  852
------------------------------------------------------------------------------------------------------------------------
    Financing costs, net                                                                   7,366                4,756

    NATIONAL STEEL CORPORATION
      Net preferred income                                                                   917                1,364
------------------------------------------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION,
    EQUITY IN INCOME OF AFFILIATES AND MINORITY INTEREST                                   8,353                7,936

    Income tax provision                                                                     236                  903
------------------------------------------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN
    INCOME OF AFFILIATES AND MINORITY INTEREST                                             8,117                7,033

    Equity in income of affiliates                                                           433                1,031
    Minority interest in results of operations of consolidated subsidiaries                 (429)              (1,196)
------------------------------------------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS                                                      8,121                6,868
    DISCONTINUED OPERATIONS:
      Loss from discontinued operations, net of applicable tax benefit of
        $160 in 1994                                                                           -                  198
------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                             8,121                6,670
    Preferred stock dividends                                                              5,382                4,794
------------------------------------------------------------------------------------------------------------------------
    NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                    $      2,739         $      1,876
------------------------------------------------------------------------------------------------------------------------
    PER SHARE OF COMMON STOCK:
      Income from continuing operations                                             $       0.16         $       0.16
      Loss from discontinued operations                                                        -                (0.02)
------------------------------------------------------------------------------------------------------------------------
    NET INCOME PER SHARE                                                            $       0.16         $       0.14
------------------------------------------------------------------------------------------------------------------------
    AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           17,202               12,950
========================================================================================================================

    See notes to condensed consolidated financial statements.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

 FoxMeyer Health Corporation and Subsidiaries                               (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------
                                                                                Six months ended September 30,
                                                                    ----------------------------------------------------
                                                                                     1995               1994
------------------------------------------------------------------------------------------------------------------------
 NET SALES                                                                    $     2,598,721      $    2,332,733
 COSTS AND EXPENSES
   Cost of goods sold (exclusive of depreciation shown separately below)            2,468,127           2,204,053
   Selling, general and administrative expenses                                       102,513              96,551
   Depreciation and amortization                                                       12,048              10,575
------------------------------------------------------------------------------------------------------------------------
                                                                                       16,033              21,554
 Other income                                                                          13,373               1,724
------------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                                      29,406              23,278

 FINANCING COSTS
   Interest expense                                                                    15,458              11,800
   Interest income                                                                      2,079               2,529
------------------------------------------------------------------------------------------------------------------------
 Financing costs, net                                                                  13,379               9,271
 NATIONAL STEEL CORPORATION
   Net preferred income                                                                 1,840               2,734
------------------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION,
 EQUITY IN INCOME (LOSS) OF AFFILIATES AND MINORITY INTEREST                           17,867              16,741

 Income tax provision                                                                     357               1,323
------------------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN
 INCOME (LOSS) OF AFFILIATES AND MINORITY INTEREST                                     17,510              15,418

 Equity in income (loss) of affiliates                                                   (807)                462
 Minority interest in results of operations of consolidated subsidiaries               (1,064)             (3,683)
------------------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS                                                     15,639              12,197
 DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of applicable tax benefit of
   $953 in 1995 and $227 in 1994, respectively                                         (1,317)               (299)
------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                            14,322              11,898
 Preferred stock dividends                                                             10,605               9,495
------------------------------------------------------------------------------------------------------------------------
 NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                 $         3,717      $        2,403
------------------------------------------------------------------------------------------------------------------------
 PER SHARE OF COMMON STOCK:
   Income from continuing operations                                          $          0.30      $         0.21
   Loss from discontinued operations                                                    (0.08)              (0.02)
------------------------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE                                                         $          0.22      $         0.19
------------------------------------------------------------------------------------------------------------------------
 AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           16,959              12,973
========================================================================================================================

 See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


       FoxMeyer Health Corporation and Subsidiaries                                (In thousands of dollars)
------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,         March 31,
                                                                                     1995                 1995
------------------------------------------------------------------------------------------------------------------------
       ASSETS                                                                      (Unaudited)
       CURRENT ASSETS
         Cash and short-term investments                                        $      34,254         $    35,232
         Receivables - net                                                            218,552             334,250
         Inventories                                                                  892,092             820,818
         Net assets of discontinued operations                                         20,528                   -
         Other current assets                                                          60,874              38,394
------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                         1,226,300           1,228,694

       INVESTMENT IN NATIONAL STEEL CORPORATION                                        31,919              30,163

       INVESTMENTS IN AFFILIATES                                                       51,353               4,912

       PROPERTY, PLANT AND EQUIPMENT                                                  213,236             256,393
         Less: allowances for depreciation and amortization                            72,657              85,716
------------------------------------------------------------------------------------------------------------------------
       NET PROPERTY, PLANT AND EQUIPMENT                                              140,579             170,677

       OTHER ASSETS
         Goodwill - net                                                               211,442             209,749
         Intangible assets - net                                                       11,121              22,966
         Pre-bankruptcy receivable from Phar-Mor, Inc.                                     -                5,963
         Deferred tax asset, net of valuation allowance                                45,776              52,408
         Miscellaneous assets                                                          47,605              51,464
------------------------------------------------------------------------------------------------------------------------
                                                                                      315,944             342,550
------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                             $   1,766,095         $ 1,776,996
========================================================================================================================


       See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


         FoxMeyer Health Corporation and Subsidiaries                           (In thousands of dollars)
------------------------------------------------------------------------------------------------------------------------
                                                                              September 30,         March 31,
                                                                                   1995                1995
------------------------------------------------------------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)
         CURRENT LIABILITIES
           Accounts payable                                                     $   668,135         $   674,843
           Accrued liabilities                                                       51,803              64,655
           Deferred income taxes                                                     42,376              42,131
           Long-term debt due within one year                                        18,393               2,540
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                  780,707             784,169

         LONG-TERM DEBT                                                             467,633             422,751

         RESERVES AND OTHER LIABILITIES                                              45,836              70,676

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                              10,160              20,231

         REDEEMABLE PREFERRED STOCK                                                 183,534             175,019

         STOCKHOLDERS' EQUITY
           Common stock, $5.00 par value; authorized 50,000,000 shares;
              24,167,277 shares issued                                              120,836             120,836
           Capital in excess of par value                                           209,110             209,110
           Minimum pension liability                                                (75,428)            (75,428)
           Net unrealized holding gain on marketable securities                         793               2,374
           Retained earnings                                                        158,838             184,949
------------------------------------------------------------------------------------------------------------------------
                                                                                    414,149             441,841
         Less: common stock in treasury - 7,636,256 shares at
            September 30, 1995 and 7,735,552 shares at March 31, 1995               135,924             137,691
------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                 278,225             304,150
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   1,766,095        $  1,776,996
========================================================================================================================


         See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

       FoxMeyer Health Corporation and Subsidiaries                                   (In thousands of dollars)
------------------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended
                                                                                             September 30,
                                                                           ---------------------------------------------
                                                                                          1995            1994
------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                  $     14,322      $   11,898
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES:
         Minority interest in results of operations of consolidated subsidiaries            1,064           3,683
         Depreciation and amortization                                                     12,048          10,575
         Other non-cash (credits) or charges                                               (9,251)          1,928
         Net preferred income from National Steel Corporation                              (1,840)         (2,734)
         Gain on sale of investments                                                       (5,154)         (3,071)
         Deferred tax provision                                                               311           1,496
         Provision for losses on accounts receivable                                        1,309           1,729
         Equity in loss of affiliates                                                         807               -
         Cash provided (used) by working capital items, net of acquisitions:
           Receivables                                                                     39,433         (18,157)
           Inventories                                                                   (147,290)        (60,690)
           Other assets                                                                    (3,068)            (39)
           Accounts payable and accrued liabilities                                        73,997          81,472
         Other                                                                              1,203          (1,984)
------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   (22,109)         26,106
------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Disposition of Ben Franklin Retail Stores, Inc.                                   (9,108)              -
         Purchase of property, plant and equipment                                        (24,826)        (17,405)
         Proceeds from the sale of property, plant and equipment                                -           1,166
         Acquisitions, net of cash acquired                                                (4,609)         (7,922)
         Purchase of investments                                                          (77,760)        (30,926)
         Proceeds from the sale of investments                                             16,257          15,925
         Cash used by discontinued operations                                              (1,356)             -
         Other investing activities                                                         1,438            (290)
------------------------------------------------------------------------------------------------------------------------
       NET CASH USED BY INVESTING ACTIVITIES                                              (99,964)        (39,452)
------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings under revolving credit facilities                                     671,080         490,281
         Repayments under revolving credit facilities                                    (568,080)       (481,031)
         Proceeds from issuance of long-term debt                                          21,696           7,300
         Repurchase of common stock                                                             -          (6,701)
         Other debt repayments                                                             (1,833)        (10,276)
         Dividends paid to minority interests                                              (1,032)         (1,819)
         Dividends paid on redeemable preferred stock                                      (2,090)         (2,310)
         Other financing activities                                                         1,354           2,686
------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   121,095          (1,870)
------------------------------------------------------------------------------------------------------------------------
       NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                       (978)        (15,216)
         Cash and short-term investments, beginning of period                              35,232          60,987
------------------------------------------------------------------------------------------------------------------------
       CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $     34,254     $    45,771
========================================================================================================================

       See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FoxMeyer Health Corporation and its majority-owned subsidiaries (the "Corporation"). The accompanying condensed consolidated balance sheet of the Corporation as of September 30, 1995, the condensed consolidated income statements for the three and six months ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1995, which should be read in conjunction with this quarterly report.


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


NOTE 3 -  DISPOSITION OF BEN FRANKLIN RETAIL STORES, INC.

On July 12, 1995, the Board of Directors of the Corporation approved a plan to distribute most of the Corporation's common stock holdings in Ben Franklin Retail Stores, Inc. ("Ben Franklin") through a dividend of Ben Franklin common stock to the holders of the Corporation's common stock. On September 29, 1995, each stockholder of the Corporation received one share of Ben Franklin common stock for every six shares of the Corporation's common stock. The charge to stockholders' equity for the distribution of Ben Franklin common stock of $29.8 million was based on the book value of the shares at the time of distribution.

On September 29, 1995, as a result of the distribution, the Corporation's ownership in Ben Franklin decreased from 67.7% to 17.4%. However, the Corporation believes it still exercises significant influence over Ben Franklin and, accordingly, will account for Ben Franklin on an equity basis. Prior year results of operations of Ben Franklin have been reclassified to reflect the current accounting treatment. The consolidated balance sheet at September 30, 1995 includes the Corporation's $10.2 million equity investment in Ben Franklin in "Investments in affiliates." The market value of the common stock of Ben Franklin owned by the Corporation was approximately $3.6 million at September 30, 1995. The consolidated balance sheet at March 31, 1995 has not been restated to reflect the change to the equity method of accounting for Ben Franklin.

The following tables present the summarized financial information of Ben Franklin on a 100% basis at September 30, 1995 and March 31, 1995 and for the six months ended September 30, 1995 and 1994, respectively (in thousands of dollars):

-------------------------------------------------------------------------------------------------------------------
                                                                   September 30, 1995        March 31, 1995
-------------------------------------------------------------------------------------------------------------------
 Current assets                                                           $   197,706          $   154,286
 Noncurrent assets                                                             66,743               65,187
 Current liabilities                                                           85,951               88,656
 Noncurrent liabilities                                                       119,518               71,431
-------------------------------------------------------------------------------------------------------------------


                                                                            Six months ended September 30,
                                                                 --------------------------------------------------
                                                                                  1995                1994
-------------------------------------------------------------------------------------------------------------------
 Net sales                                                                 $   203,227         $   167,368
 Operating income                                                                2,189               2,255
 Net income (loss)                                                                (517)                828
-------------------------------------------------------------------------------------------------------------------


NOTE 4 -  DISCONTINUED OPERATIONS

On July 12, 1995, the Corporation adopted a plan to consolidate its managed care and certain information services segments into a new organization, CareStream Corporation ("CareStream"). As a result of this decision and the related development of a formal plan to dispose of this segment of business, the Corporation has accounted for CareStream as a discontinued operation since June 30, 1995. The loss from operations of CareStream for the three months ended June 30, 1995 has been shown as a loss from discontinued operations. The Corporation is deferring losses from operations of CareStream after June 30, 1995 to offset against the expected gain on the disposition of CareStream, which gain is expected to exceed losses from operations through the date of disposal. The Corporation's prior year income statements have been reclassified to reflect the current accounting treatment of CareStream. The net assets of CareStream consisting of those assets and liabilities which will be assumed by CareStream and any deferred operating losses since June 30, 1995, are shown on the consolidated balance sheet at September 30, 1995 as "Net assets of discontinued operations".


NOTE 5 - INVESTMENTS

In September 1995, the Corporation purchased a majority interest in Hamilton Morgan L.L.C., a Delaware limited liability company (formerly known as the Haft Group/Phar-Mor L.L.C.) ("Hamilton Morgan"). The acquisition of Hamilton Morgan has been accounted for using the purchase method of accounting resulting in goodwill of approximately $8.1 million at September 30, 1995. Hamilton Morgan subsequently acquired an approximate 31% common stock investment in Phar-Mor, Inc. ("Phar-Mor"). The investment in Phar-Mor through Hamilton Morgan and the common stock of Phar-Mor that the Corporation received in settlement of its pre-bankruptcy claims against Phar-Mor are carried as "Investments in affiliates" at approximately $35.9 million in the accompanying condensed consolidated balance sheet and are equivalent, net of minority interest, to a 29.4% ownership interest in Phar-Mor. The Corporation will account for its investment in Phar-Mor on an equity basis.

The Corporation's investments in marketable equity securities, included in "Other current assets," are classified either as "trading" or as "available for sale". The carrying value and gross unrealized gains and losses of securities available for sale are as follows (in thousands of dollars):

------------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 1995       March 31, 1995
------------------------------------------------------------------------------------------------------------------------
       Carrying value                                                            $  10,686             $ 18,219
       Unrealized gains                                                                825                2,509
       Unrealized losses                                                                32                  196
------------------------------------------------------------------------------------------------------------------------

Proceeds of $13.5 million were received during the six months ended September 30, 1995 from the sale of marketable equity securities classified as available for sale resulting in gross realized gains of $1.1 million and gross realized losses of $0.6 million. The cost of securities sold was determined using the average cost method.

At September 30, 1995, certain securities were reclassified from available for sale to trading. As a result of this change in classification, approximately $3.5 million was transferred from unrealized gains to realized gains and included in "Other income" in the accompanying condensed financial statements.


NOTE 6 - DEBT

To fund the Corporation's purchase of a majority interest in Hamilton Morgan (see Note 5), the Corporation entered into a $20 million credit agreement with a bank (the "Credit Facility"). The Credit Facility matures September 6, 1998 and requires principal payments of $2.5 million each on September 6, 1996 and 1997. The Credit Facility bears interest either at the prime rate plus 0.5% or a Euro-dollar rate (as defined) plus 2%. The Credit Facility is collateralized by (i) a portion of the Corporation's shares of common stock of FoxMeyer Corporation ("FoxMeyer"), a wholly-owned subsidiary of the Corporation, (ii) the Corporation's interest in the Phar-Mor stock held by Hamilton Morgan and
(iii) other marketable securities. The Credit Facility also contains net worth and other covenants.

In August and September 1995, FoxMeyer entered into amendments of the FoxMeyer revolving credit facility which raised the amount available under the facility to $295 million from $275 million and modified certain covenant calculations. The amendments also allowed FoxMeyer to enter into a $60 million seasonal credit facility (the "Seasonal Credit Facility"). The Seasonal Credit Facility matures March 31, 1996, and bears interest at the higher of the prime rate or an average rate for certificates of deposit plus 0.5%. The Seasonal Credit Facility also contains certain covenants which are substantially the same as those in the FoxMeyer revolving credit facility.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):


------------------------------------------------------------------------------------------------------------------------
                                                                                    Six months ended September 30,
                                                                          ----------------------------------------------
                                                                                        1995             1994
------------------------------------------------------------------------------------------------------------------------
       Interest paid                                                                $   15,013        $  12,389
       Income taxes paid                                                                   100            1,066
       Noncash transactions:
           Payment of dividends in kind on preferred stock                               7,694            6,532
           Payment of dividend in common stock of Ben Franklin                          29,775                -
------------------------------------------------------------------------------------------------------------------------

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

During the six months ended September 30, 1995, the Corporation entered into certain agreements with Ashland Oil, Inc. ("Ashland") settling previously unresolved issues relating to the sale of The Permian Corporation ("TPC") to Ashland in fiscal 1992. As a result of the settlement, the Corporation has been released from all outstanding claims and from any additional claims in connection with the sale of TPC to Ashland.

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

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") reported net income from continuing operations of $8.1 million and $15.6 million for the three and six months ended September 30, 1995, respectively. This represents an increase of $1.2 million and $3.4 million over net income from continuing operations for the same periods in the prior year. Net income per share from continuing operations was $.16 per share and $.30 per share for the three and six months ended September 30, 1995, respectively, as compared to $.16 and $.21 per share for the same periods in the prior year.

SIGNIFICANT TRANSACTIONS OCCURRING SINCE MARCH 31, 1995 INCLUDE THE FOLLOWING:

On July 12, 1995, the Corporation adopted a plan to consolidate its managed care and certain information services segments into a new organization, CareStream Corporation ("CareStream"). As a result of this decision and the development of a formal plan to dispose of this segment of business, the Corporation has shown CareStream as a discontinued operation.

On July 12, 1995, the Corporation also approved a plan to distribute most of its common stock holdings in Ben Franklin Retail Stores, Inc. ("Ben Franklin") through a dividend of one share of Ben Franklin common stock for every 6 shares of the Corporation's common stock which was paid on September 29, 1995. The Corporation will continue to exert significant influence over Ben Franklin, and, accordingly, will account for its remaining 17.4% ownership interest in Ben Franklin on an equity basis.

In September 1995, the Corporation purchased a majority interest in Hamilton Morgan L.L.C., a Delaware limited liability company ("Hamilton Morgan"). Hamilton Morgan subsequently acquired an approximate 31% common stock investment in Phar-Mor, Inc. ("Phar-Mor"). As a result of the Corporation's ownership of Hamilton Morgan and the common stock of Phar-Mor that the Corporation received in settlement of its pre-bankruptcy claims, the Corporation owns, net of minority interest, approximately 29.4% of Phar-Mor. The Corporation will account for its investment in Phar-Mor on an equity basis.

With the actual distribution of Ben Franklin and the planned disposition of CareStream, the Corporation now conducts its business principally through only one operating unit, FoxMeyer Corporation ("FoxMeyer"). The results of operations of Ben Franklin have been stated on an equity basis for the three and six months ended September 30, 1995 and 1994. The results of CareStream have been presented as a discontinued operation for the three and six months ended September 30, 1995 and 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

Net sales increased $165.7 million to $1,320.5 million for the three months ended September 30, 1995, as compared to $1,154.8 million for the three months ended September 30, 1994. Net sales increased significantly in the Hospital and Alternate Care customer segments principally as a result of sales made to the University Hospital Consortium ("UHC") which the Corporation only began servicing in late fiscal 1995. Sales in the Independent customer segment also showed improvement.

Gross profit increased $2.4 million to $66.9 million for the three months ended September 30, 1995 as compared to the same period in the prior year. As a percentage of sales, gross margin decreased from 5.6% to 5.1% of net sales for the three months ended September 30, 1994 and 1995, respectively. Increased sales to large volume, lower margin and lower cost-to-serve customers and continuing price competition throughout the industry have contributed to this decrease. The reduced availability of investment buying opportunities also continues to exert pressure on gross margin. To offset these pressures, the Corporation continues to emphasize and expand its offering of value-added services such as private label, generic products and repackaging programs, all of which provide significantly higher gross margin.

Management believes that the pressures currently being brought to bear on gross margin, discussed above, will continue. The Corporation is aggressively pursuing several long-term strategies to relieve this pressure and ultimately strengthen its gross margins.

Operating expenses increased $6.0 million to $58.3 million for the three months ended September 30, 1995 as compared to $52.3 million for the three months ended September 30, 1994. However, as a percentage of net sales, operating expenses decreased from 4.5% for the three months ended September 30, 1994 to 4.4% for the three months ended September 30, 1995. The percentage decrease is principally the result of the Corporation's cost containment and cost reduction programs. Additionally, the Corporation is realizing the benefits of the further leveraging of its cost structure through additional sales to lower cost-to-serve high volume accounts.

Other income increased $7.0 million to $6.2 million for the three months ended September 30, 1995 as compared to a loss of $0.8 million for the three months ended September 30, 1994. Factors contributing to the increase were: (i) the recognition of gains on marketable equity securities, (ii) an agreement with the purchaser of The Permian Corporation releasing the Corporation from any further liability connected with the fiscal 1992 sale resulting in the release of previously established reserves and (iii) increased real estate and other investment activities. Offsetting these factors was the higher cost of the accounts receivable financing program due to an additional $75 million of receivables sold under the program in the current year.

NET FINANCING COSTS

Net financing costs increased $2.6 million to $7.4 million for the three months ended September 30, 1995, as compared to $4.8 million for the three months ended September 30, 1994. Interest income did not change significantly. Average debt for the quarter increased by approximately $186.5 million over the three months ended September 30, 1994. The additional borrowed funds were used to finance the increase in net working capital required to support expanded business and capital investments. On average, the Corporation's cost of debt decreased 65 basis points as compared to the three months ended September 30, 1994 principally reflecting a decrease in the impact of the amortization of deferred loan costs and fixed fees.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation was $0.9 million for the three months ended September 30, 1995, compared to $1.4 million for the prior period. An increase in the expense related to the Weirton pension obligation for the quarter ended September 30, 1995 is the primary reason for the $0.5 million decrease.

INCOME TAXES

The current year and prior year income tax provisions were based on estimates of the full year effective tax rate. The low effective tax rate for both periods was the result of the reduction in the deferred tax asset valuation allowance.

EQUITY IN INCOME OF AFFILIATES

The equity in income of affiliates represents 67.7% of Ben Franklin's net income and approximately 47% of FoxMeyer Canada's ("Canada") net loss for the current and prior year periods. The decrease of $0.6 million in the Corporation's equity in the results of operations of affiliates primarily reflects (i) a decline in Ben Franklin's income that was the result of increased operating expenses and interest expense related to the expansion of its business from new franchisees and from additional company-owned stores and
(ii) a decline in Canada's income resulting from increased operating expenses related to the expansion of Canada's business.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The decrease in minority interest was primarily attributable to the elimination of the minority interest in FoxMeyer resulting from the Corporation's October 1994 acquisition of the 19.5% common stock interest in FoxMeyer that it did not already own.

DISCONTINUED OPERATIONS

The loss from discontinued operations reflects the results of CareStream in the prior year. The Corporation is currently deferring losses from CareStream's operations in the current quarter which will be offset by the expected gain on the disposition of CareStream.


SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1994

Net sales increased $266.0 million to $2,598.7 million for the six months ended September 30, 1995, as compared to $2,332.7 million for the six months ended September 30, 1994. Net sales increased significantly in the Hospital and Alternate Care customer segments principally as a result of sales made to UHC which the Corporation only began servicing in late fiscal 1995. Sales in the Independent customer segment also showed significant improvement.

Gross profit increased $1.9 million to $130.6 million for the six months ended September 30, 1995 as compared to the same period in the prior year. As a percentage of sales, gross margin decreased from 5.5% to 5.0% of net sales for the six months ended September 30, 1995 and 1994, respectively. Increased sales to large volume, lower margin and lower cost-to-serve customers and continuing price competition throughout the industry have contributed to this decrease. The reduced availability of investment buying opportunities also continues to exert pressure on gross margin. To offset these pressures, the Corporation continues to emphasize and expand its offering of value-added services such as private label, generic products and repackaging programs, all of which provide significantly higher gross margin.

Operating expenses increased $7.5 million to $114.6 million for the six months ended September 30, 1995 as compared to $107.1 million for the six months ended September 30, 1994. However, as a percentage of net sales, operating expenses decreased from 4.6% for the six months ended September 30, 1994 to 4.4% for the six months ended September 30, 1995. The percentage decrease is principally the result of the Corporation's cost containment and cost reduction programs. Additionally, the Corporation is realizing the benefits of further leverage of its cost structure through additional sales to lower cost-to-serve high volume accounts.

Other income increased $11.7 million to $13.4 million for the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. Factors contributing to the increase were: (i) the recognition of gains on marketable equity securities and (ii) an agreement with the purchaser of The Permian Corporation releasing the Corporation from liabilities connected with the fiscal 1992 sale resulting in the release of previously established reserves. Offsetting these factors was the higher cost of the accounts receivable financing program primarily due to an additional $75 million of receivables sold under the program in the current year. In addition, real estate and other investment activities had less income than in the prior year primarily because of significant non-recurring gains in the prior year from the sale of real estate investments.

NET FINANCING COSTS

Net financing costs increased $4.1 million to $13.4 million for the six months ended September 30, 1995, as compared to $9.3 million for the six months ended September 30, 1994. Interest income decreased $0.4 million primarily as a result of the early repayment of certain real estate notes receivable investments in late fiscal 1995 and early fiscal 1996. Average debt for the six months increased by approximately $146.3 million over the six months ended September 30, 1994. The additional borrowed funds were used to finance the increase in net working capital required to support expanded business and capital investments. On average, the Corporation's cost of debt decreased 81 basis points as compared to the six months ended September 30, 1994 principally reflecting a decrease in the impact of the amortization of deferred loan costs and fixed fees.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation was $1.8 million for the six months ended September 30, 1995, compared to $2.7 million for the prior period. An increase in the expense related to the Weirton pension obligation for the six months ended September 30, 1995 is the primary reason for the $0.9 million decrease.

INCOME TAXES

The current year and prior year income tax provisions were based on estimates of the full year effective tax rate. The low effective tax rate for both periods was the result of the reduction in the deferred tax asset valuation allowance.

EQUITY IN INCOME OF AFFILIATES

The equity in income of affiliates represents 67.7% of Ben Franklin's net income and approximately 47% of Canada's net loss for the current and prior year periods. The decrease of $1.3 million in the Corporation's equity in the results of operations of affiliates primarily reflects a decline in Ben Franklin's income that was the result of increased interest expense related to the expansion of its business and a decline in Canada's income resulting from increased operating expenses related to the expansion of Canada's business.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The decrease in minority interest was primarily attributable to the elimination of the minority interest in FoxMeyer resulting from the Corporation's October 1994 acquisition of the 19.5% common stock interest in FoxMeyer that it did not already own.

DISCONTINUED OPERATIONS

The loss from discontinued operations reflects the results of CareStream in the prior year and for the three months ended June 30, 1995. The results of operations for CareStream subsequent to June 30, 1995 have been deferred to offset the expected gain from the ultimate disposition of CareStream.


                        LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations (which includes working capital components) was $22.1 million for the six months ended September 30, 1995. The change in working capital components used $36.9 million of funds. An increase in inventory and accounts receivable used $107.9 million of funds which was partially offset by a $74.0 million increase in accounts payable and accrued liabilities.

Cash used in investing activities was $100.0 million. Approximately $24.8 million of cash was used to purchase property and equipment during the period. An additional $4.6 million was used to acquire other businesses. The Corporation made investments in equity and debt securities in other companies and in real estate which used approximately $61.5 million of cash, net of proceeds from the sale of investments. The change to the equity method in accounting for Ben Franklin resulted in the removal of Ben Franklin's cash of $9.1 million from the consolidated balance sheet.

Cash provided by financing activities of $121.1 million resulted primarily from additional net borrowings under the Corporation's various revolving credit facilities of $103.0 million. The proceeds from the additional borrowings were primarily used to fund the increase in inventory and the purchase of property and equipment, acquisitions and other investments. In addition, the Corporation borrowed $21.7 million to fund its investment in Hamilton Morgan and its real estate investments.

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

FOXMEYER

As of September 30, 1995, FoxMeyer had borrowed $235.8 million under its $295.0 million revolving credit facility (the "FoxMeyer Facility") at an average interest rate of 6.6%. The average and maximum amounts borrowed during the six months ended September 30, 1995 under the FoxMeyer Facility were $191.4 million and $275.8 million, respectively. Restrictions imposed by the FoxMeyer Facility require that on the last day of any quarter, FoxMeyer's total indebtedness to capitalization ratio, as defined therein, cannot exceed 0.6 to
1.0. Under the requirements of this covenant, FoxMeyer was eligible to borrow an additional $30.4 million at September 30, 1995.

In September 1995, FoxMeyer amended the FoxMeyer Facility to allow FoxMeyer to enter into a $60 million seasonal credit facility (the "Seasonal Credit Facility"). The Seasonal Credit Facility matures March 31, 1996. The Seasonal Credit Facility bears interest at the higher of the prime rate or an average rate for certificates of deposit plus 0.5% and also contains certain covenants which are substantially the same as those in the FoxMeyer Facility.

FoxMeyer expects that cash flow from operations and continued maintenance of its working capital facilities will provide adequate cash to fund seasonal increases in inventories and receivables. FoxMeyer's accounts receivable financing agreement expires in November 1995; however, FoxMeyer expects to be able to renew or replace the agreement before its expiration date.

HOLDING COMPANY

The Holding Company has cash and short-term investments of approximately $9.5 million at September 30, 1995. In addition, the Holding Company had borrowed the maximum amount of $15.0 million available under a revolving credit facility (the "Holding Company Facility") and the maximum amount of $20.0 million under a new credit agreement (the "Credit Agreement"), at an average interest rate of 7.8%. The average amount borrowed during the six months ended September 30,
1995 under both agreements was $17.5 million.   At September 30, 1995, the
Holding Company had also borrowed the maximum amount available under a $30 million revolving agreement with FoxMeyer.

The Credit Agreement, which was used to partially fund the Corporation's investment in Hamilton Morgan, matures September 6, 1998 and requires principal payments of $2.5 million each on September 6, 1996 and 1997. The Credit Agreement bears interest either at the prime rate plus 0.5% or a Euro-dollar rate (as defined) plus 2%. The Credit Agreement is collaterized by a portion of the Corporation's shares of common stock of FoxMeyer, the Corporation's interest in the common stock of Phar-Mor held by Hamilton Morgan and other marketable securities. The Credit Facility also contains net worth and other covenants.

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

                          PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

             10-A Sixth Amendment to Amended and Restated Loan Agreement and Waiver, dated as of August 17, 1995, among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer referred to therein, CitiCorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. as Documentation Agent for the Lenders.

             10-B Seventh Amendment to Amended and Restated Loan Agreement and Waiver, dated as of September 30, 1995, among FoxMeyer Corporation, FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company, the Lenders and Issuer referred to therein, CitiCorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. as Documentation Agent for the Lenders.

             10-C Loan Agreement dated as of October 24, 1995, among FoxMeyer Corporation as borrower and FoxMeyer Drug Company, Merchandise Coordinator Services Corporation, Harris Wholesale Company as guarantors, the Lenders referred to therein, CitiCorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. as Documentation Agent for the Lenders.

             10-D Sixth Amendment to Loan Agreement dated as of September 6, 1995 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for the Banks.

             10-E Credit Agreement dated as of September 6, 1995, between the registrant and Credit Lyonnais New York Branch.

             10-F Fourth Amendment dated as of September 30, 1995 to Trade Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation, Corporate Asset Funding Company, Inc., Enterprise Funding Corporation, Citibank, N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, CitiCorp North America, Inc., individually and as agent, and the Bank Listed therein.

             11    -  Computation of Earnings Per Common Share

             27    -  Financial Data Schedule

             (b)   Reports on Form 8-K

             The registrant did not file any Current Reports on Form 8-K during the three months ended September 30, 1995.

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




                                              FOXMEYER HEALTH CORPORATION



                                        By:   /s/ Edward L. Massman
                                           -----------------------------------
                                              Edward L. Massman
                                              Vice President and Controller
                                              (Chief Accounting Officer)





Date:  November 10, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 10-A              Sixth Amendment to Amended and Restated Loan Agreement and
                   Waiver, dated as of August 17, 1995, among FoxMeyer
                   Corporation, FoxMeyer Drug Company, Merchandise Coordinator
                   Services Corporation, Harris Wholesale Company, the Lenders and Issuer referred to therein, CitiCorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. as Documentation Agent for the Lenders.

 10-B              Seventh Amendment to Amended and Restated Loan Agreement and
                   Waiver, dated as of September 30, 1995, among FoxMeyer
                   Corporation, FoxMeyer Drug Company, Merchandise Coordinator
                   Services Corporation, Harris Wholesale Company, the Lenders and Issuer referred to therein, CitiCorp USA, Inc., as Administrative Agent for the Lenders, and NationsBank of Texas, N.A. as Documentation Agent for the Lenders.

 10-C              Loan Agreement dated as of October 24, 1995, among FoxMeyer
                   Corporation as borrower and FoxMeyer Drug Company,
                   Merchandise Coordinator Services Corporation, Harris
                   Wholesale Company as guarantors, the Lenders referred to therein, CitiCorp USA, Inc., as Administrative Agent for the
                   Lenders, and NationsBank of Texas, N.A. as Documentation
                   Agent for the Lenders.

 10-D              Sixth Amendment to Loan Agreement dated as of September 6,
                   1995 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for the Banks.

 10-E Credit Agreement dated as of September 6, 1995, between the registrant and Credit Lyonnais New York Branch.

 10-F              Fourth Amendment dated as of September 30, 1995 to Trade
                   Receivables Purchase and Sale Agreement dated as of October
                   29, 1993 among FoxMeyer Corporation, Corporate Asset Funding
                   Company, Inc., Enterprise Funding Corporation, Citibank,
                   N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, CitiCorp North America, Inc., individually and as agent, and the Bank Listed therein.

 11                -  Computation of Earnings Per Common Share

 27                -  Financial Data Schedule