Form 10-Q
period 1995-12-31
FOXMEYER HEALTH CORP
filed 1996-02-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-8549

                          FOXMEYER HEALTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                           DELAWARE                           25-1425889
---------------------------------------------------   --------------------------

               (State or Other Jurisdiction of             (I.R.S. Employer
                Incorporation or Organization)           Identification No.)

             1220 Senlac Drive, Carrollton, Texas               75006
---------------------------------------------------   --------------------------

           (Address of Principal Executive Offices)           (Zip Code)

 Registrant's Telephone Number, Including Area Code          214-446-4800

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


Number of shares of Common Stock outstanding as of February 12, 1996:
16,612,909
----------

                         PART 1. FINANCIAL INFORMATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


    FoxMeyer Health Corporation and Subsidiaries                             (In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                   Three months ended December 31,
                                                                               --------------------------------------
                                                                                  1995                1994
---------------------------------------------------------------------------------------------------------------------
 NET SALES                                                                     $1,430,426           $1,207,743
 COSTS AND EXPENSES
  Cost of goods sold (exclusive of depreciation shown separately below)         1,366,693            1,142,810
  Selling, general and administrative expenses                                     46,358               43,814
  Depreciation and amortization                                                     6,294                5,228
  Unusual items                                                                    59,961                    -
---------------------------------------------------------------------------------------------------------------------
                                                                                  (48,880)              15,891
 Other income                                                                       2,495                4,387
---------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME (LOSS)                                                          (46,385)              20,278

 FINANCING COSTS
  Interest expense                                                                  9,964                6,056
  Interest income                                                                     910                  862
---------------------------------------------------------------------------------------------------------------------
   Financing costs, net                                                             9,054                5,194
---------------------------------------------------------------------------------------------------------------------
 NATIONAL STEEL CORPORATION
  Net preferred income                                                                910                1,359
---------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT),
  EQUITY IN INCOME (LOSS) OF AFFILIATES AND MINORITY INTEREST                     (54,529)              16,443

 Income tax provision (benefit)                                                   (16,467)               1,263
---------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN
  INCOME (LOSS) OF AFFILIATES AND MINORITY INTEREST                               (38,062)              15,180

 Equity in income (loss) of affiliates                                             (1,644)                 134
 Minority interest in results of operations of consolidated subsidiaries              516                   99
---------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                         (40,222)              15,215
 DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of applicable tax benefit of
   $394 in 1994                                                                         -                 (515)
---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                                                (40,222)              14,700
 Preferred stock dividends                                                          5,494                4,726
---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                           $  (45,716)          $    9,974
---------------------------------------------------------------------------------------------------------------------
 PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations                                     $    (2.60)          $     0.63
  Loss from discontinued operations                                                     -                (0.03)
---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) PER SHARE                                                   $    (2.60)          $     0.60
---------------------------------------------------------------------------------------------------------------------
 AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                       17,561               16,615
=====================================================================================================================

 See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


    FoxMeyer Health Corporation and Subsidiaries                             (In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended December 31,
                                                                           ------------------------------------------
                                                                                 1995                1994
---------------------------------------------------------------------------------------------------------------------
 NET SALES                                                                     $4,029,147          $3,540,476
 COSTS AND EXPENSES
  Cost of goods sold (exclusive of depreciation shown separately below)         3,834,820           3,346,863
  Selling, general and administrative expenses                                    148,871             140,365
  Depreciation and amortization                                                    18,342              15,803
  Unusual items                                                                    59,961                   -
---------------------------------------------------------------------------------------------------------------------
                                                                                  (32,847)             37,445
 Other income                                                                      15,868               6,111
---------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME (LOSS)                                                          (16,979)             43,556

 FINANCING COSTS
  Interest expense                                                                 25,422              17,856
  Interest income                                                                   2,989               3,391
---------------------------------------------------------------------------------------------------------------------
 Financing costs, net                                                              22,433              14,465
---------------------------------------------------------------------------------------------------------------------
 NATIONAL STEEL CORPORATION
  Net preferred income                                                              2,750               4,093
---------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT),
  EQUITY IN INCOME (LOSS) OF AFFILIATES AND MINORITY INTEREST                     (36,662)             33,184

 Income tax provision (benefit)                                                   (16,110)              2,586
---------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN
  INCOME (LOSS) OF AFFILIATES AND MINORITY INTEREST                               (20,552)             30,598

 Equity in income (loss) of affiliates                                             (2,451)                596
 Minority interest in results of operations of consolidated subsidiaries            1,580               3,782
---------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                         (24,583)             27,412
 DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of applicable tax benefit of $953
   in 1995 and $676 in 1994, respectively                                          (1,317)               (814)
---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                                                (25,900)             26,598
 Preferred stock dividends                                                         16,099              14,221
---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                           $  (41,999)         $   12,377
---------------------------------------------------------------------------------------------------------------------
 PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations                                     $    (2.37)         $     0.93
  Loss from discontinued operations                                                 (0.08)              (0.06)
---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) PER SHARE                                                   $    (2.45)         $     0.87
---------------------------------------------------------------------------------------------------------------------
 AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                       17,160              14,187
=====================================================================================================================

 See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


 FoxMeyer Health Corporation and Subsidiaries                                (In thousands of dollars)
------------------------------------------------------------------------------------------------------
                                                                      December 31,         March 31,
                                                                          1995                1995
------------------------------------------------------------------------------------------------------
 ASSETS                                                              (Unaudited)
 CURRENT ASSETS
  Cash and short-term investments                                   $   29,965         $   35,232
  Receivables - net                                                    255,760            334,250
  Inventories                                                          721,561            820,818
  Net assets of discontinued operations                                 23,693                  -
  Other current assets                                                  50,317             38,394
------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                1,081,296          1,228,694

 INVESTMENT IN NATIONAL STEEL CORPORATION                               32,849             30,163

 INVESTMENTS IN AFFILIATES                                              52,015              4,912

 PROPERTY, PLANT AND EQUIPMENT                                         201,466            256,393
  Less: allowances for depreciation and amortization                    65,502             85,716
------------------------------------------------------------------------------------------------------
 NET PROPERTY, PLANT AND EQUIPMENT                                     135,964            170,677


 OTHER ASSETS
  Goodwill - net                                                       209,612            209,749
  Intangible assets - net                                               11,703             22,966
  Deferred tax asset, net of valuation allowance                        54,631             52,408
  Miscellaneous assets                                                  37,580             57,427
------------------------------------------------------------------------------------------------------
                                                                       313,526            342,550
------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                       $1,615,650         $1,776,996
======================================================================================================

       See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


 FoxMeyer Health Corporation and Subsidiaries                             (In thousands of dollars)
---------------------------------------------------------------------------------------------------
                                                                     December 31,         March 31,
                                                                         1995                1995
---------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                               (Unaudited)
 CURRENT LIABILITIES
  Accounts payable                                                $  520,535          $  674,843
  Accrued liabilities                                                 57,266              64,655
  Deferred income taxes                                               32,828              42,131
  Long-term debt due within one year                                 315,990               2,540
---------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                           926,619             784,169

 LONG-TERM DEBT                                                      215,190             422,751

 RESERVES AND OTHER LIABILITIES                                       45,588              70,676

 MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                       10,267              20,231

 REDEEMABLE PREFERRED STOCK                                          187,983             175,019

 STOCKHOLDERS' EQUITY
  Common stock, $5.00 par value; authorized 50,000,000 shares;
  24,167,277 shares issued                                           120,836             120,836
  Capital in excess of par value                                     209,110             209,110
  Minimum pension liability                                          (75,428)            (75,428)
  Net unrealized holding gain (loss) on marketable securities         (2,084)              2,374
  Retained earnings                                                  113,071             184,949
---------------------------------------------------------------------------------------------------
                                                                     365,505             441,841
 Less: common stock in treasury - 7,612,601 shares at
  December 31, 1995 and 7,735,552 shares at March 31, 1995           135,502             137,691
---------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                          230,003             304,150
---------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,615,650          $1,776,996
===================================================================================================

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

 FoxMeyer Health Corporation and Subsidiaries                                      (In thousands of dollars)
----------------------------------------------------------------------------------------------------------------
                                                                                   Nine months ended
                                                                                      December 31,
                                                                            ------------------------------------
                                                                                     1995        1994
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $ (25,900)       $  26,598
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES:
  Minority interest in results of operations of consolidated subsidiaries           1,580            3,782
  Depreciation and amortization                                                    18,342           15,803
  Unusual items                                                                    55,240               -
  Other non-cash (credits) or charges                                             (12,018)           1,544
  Net preferred income from National Steel Corporation                             (2,750)          (4,093)
  Gain on sale of investments                                                      (8,295)          (3,962)
  Deferred tax provision (benefit)                                                (16,200)           1,704
  Provision for losses on accounts receivable                                       3,758              (75)
  Equity in loss of affiliates                                                      2,451                -
  Cash provided (used) by working capital items, net of acquisitions:
     Receivables                                                                   (4,543)         (50,324)
     Inventories                                                                   15,034         (264,299)
     Other assets                                                                  (1,834)           5,918
     Accounts payable and accrued liabilities                                     (87,700)         206,489
  Proceeds from accounts receivable financing program                                   -           75,000
  Other                                                                              (722)            (914)
----------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 (63,557)          13,171
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposition of Ben Franklin Retail Stores, Inc.                                  (9,108)              -
  Purchase of property, plant and equipment                                       (30,689)         (40,756)
  Proceeds from the sale of property, plant and equipment                               -            1,166
  Acquisitions, net of cash acquired                                               (4,202)         (10,940)
  Purchase of investments                                                         (79,870)         (40,781)
  Proceeds from the sale of investments                                            22,108           27,756
  Cash used by discontinued operations                                             (5,473)               -
  Other investing activities                                                        1,866             (473)
----------------------------------------------------------------------------------------------------------------
 NET CASH USED BY INVESTING ACTIVITIES                                           (105,368)         (64,028)
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                                  1,090,080          835,531
  Repayments under revolving credit facilities                                   (942,880)        (748,131)
  Proceeds from issuance of long-term debt                                         21,696           11,482
  Repurchase of common stock                                                            -          (17,006)
  Other debt repayments                                                            (2,011)          (9,319)
  Dividends paid to minority interests                                             (1,133)          (1,907)
  Dividends paid on redeemable preferred stock                                     (3,135)          (3,465)
  Other financing activities                                                        1,041            1,977
----------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                        163,658           69,162
----------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                        (5,267)          18,305
  Cash and short-term investments, beginning of period                             35,232           60,987
----------------------------------------------------------------------------------------------------------------
 CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                 $  29,965        $  79,292
================================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FoxMeyer Health Corporation and its majority-owned subsidiaries (the "Corporation"). The accompanying condensed consolidated balance sheet of the Corporation as of December 31, 1995, the condensed consolidated statements of operations for the three and nine months ended December 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine months ended December 31, 1995 and 1994 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments (except for those referenced in Note 3) are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1995, which should be read in conjunction with this quarterly report.


NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK

Net income per share is based on income after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary net income per share or is antidilutive.


NOTE 3 - UNUSUAL ITEMS

Unusual items consist of certain fiscal 1996 third quarter charges related to the following: (i) charges for the closing or relocation of distribution facilities including costs related to the shut-down of the Corporation's trading operations, (ii) charges related to the closing of one of the Corporation's data processing centers and the write-off of the remaining book value of systems that are being replaced, (iii) severance costs for personnel reductions involving approximately 110 employees, primarily at the Corporation's corporate office, (iv) losses expected for certain customer contracts, and (v) the write-off of certain impaired long-term assets.

Of the total charges, approximately $18.6 million will require future cash expenditures primarily for the losses related to certain customer contracts, severance costs and the closing of one of the Corporation's data processing centers. The cash expenditures will occur primarily over the next fifteen months, with the majority of expenditures expected in fiscal 1997.


NOTE 4 - DISPOSITION OF BEN FRANKLIN

On July 12, 1995, the Board of Directors of the Corporation approved a plan to distribute most of the Corporation's common stock holdings in Ben Franklin Retail Stores, Inc. ("Ben Franklin") through a dividend of Ben Franklin common stock to the holders of the Corporation's common stock. On September 29, 1995, each stockholder of the Corporation received one share of Ben Franklin common stock for every six shares of the Corporation's common stock. The charge to stockholders' equity for the distribution of Ben Franklin common stock of $29.7 million was based on the book value of the shares at the time of distribution.

On September 29, 1995, as a result of the distribution, the Corporation's ownership in Ben Franklin decreased from 67.7% to 17.4%. However, the Corporation believes it still exercises significant influence over Ben Franklin and, accordingly, will account for Ben Franklin on an equity basis. Prior year results of operations of Ben Franklin have been reclassified to reflect the current accounting treatment. The consolidated balance sheet at December 31, 1995 includes the Corporation's $8.3 million equity investment in Ben Franklin in "Investments in affiliates." The market value of the common stock of Ben Franklin owned by the Corporation was approximately $2.6 million at December 31, 1995. The consolidated balance sheet at March 31, 1995 has not been restated to reflect the change to the equity method of accounting for Ben Franklin.


NOTE 5 - DISCONTINUED OPERATIONS

On July 12, 1995, the Corporation adopted a plan to consolidate its managed care and certain information services segments into a new organization, CareStream Corporation ("CareStream"). As a result of this decision and the related development of a formal plan to dispose of this segment of business, the Corporation has accounted for CareStream as a discontinued operation since June 30, 1995. The loss from operations of CareStream for the three months ended June 30, 1995, has been shown as a loss from discontinued operations. The Corporation has deferred losses of $6.7 million (after tax) from operations of CareStream after June 30,1995 to offset against the expected gain on the disposition of CareStream. The Corporation's prior year income statements have been reclassified to reflect the current accounting treatment of CareStream. The net assets of CareStream consisting of those assets and liabilities which will be assumed by CareStream and any deferred operating losses since June 30, 1995, are shown on the consolidated balance sheet at December 31, 1995 as "Net assets of discontinued operations".


NOTE 6 - INVESTMENTS

In September 1995, the Corporation acquired a majority interest in Hamilton Morgan L.L.C., a Delaware limited liability company (formerly known as the Haft Group/Phar-Mor L.L.C.) ("Hamilton Morgan"). The acquisition of Hamilton Morgan has been accounted for using the purchase method of accounting resulting in goodwill of approximately $7.8 million. Hamilton Morgan subsequently acquired an approximate 31% common stock investment in Phar-Mor, Inc. ("Phar-Mor"). The investment in Phar-Mor through Hamilton Morgan together with the common stock and warrants of Phar-Mor previously owned are carried as "Investments in affiliates" at approximately $38.7 million. The Corporation accounts for its investment which is equivalent to a 29.4% ownership interest in Phar-Mor, net of minority interest, on an equity basis. The market value of the investment in Phar-Mor is approximately $37.9 million at December 31, 1995.

At September 30, 1995, certain securities were reclassified from available for sale to trading. As a result of this change in classification, approximately $3.5 million was transferred from unrealized gains to realized gains and included in "Other income" in the accompanying condensed financial statements.


NOTE 7 - DEBT

To fund the Corporation's purchase of a majority interest in Hamilton Morgan (see Note 6), the Corporation entered into a $20 million credit agreement with a bank (the "Morgan Facility"). The Morgan Facility matures September 6, 1998, requires principal payments of $2.5 million each on September 6, 1996 and 1997, and bears interest either at the prime rate plus 0.5% or a Euro-dollar rate (as defined) plus 2%. The Morgan Facility is collateralized by (i) a portion of the Corporation's shares of common stock of FoxMeyer Corporation ("FoxMeyer"), a wholly-owned subsidiary of the Corporation, (ii) the Corporation's interest in the Phar-Mor stock held by Hamilton Morgan and (iii) other marketable securities. The Morgan Facility also contains net worth and other covenants.

In August and September 1995, FoxMeyer entered into amendments of the FoxMeyer revolving credit facility (the "FoxMeyer Facility") which raised the amount available under the facility to $295 million from $275 million and modified certain covenant calculations. The amendments also allowed FoxMeyer to enter into a $60 million seasonal credit facility (the "FoxMeyer Seasonal Credit Facility"). The FoxMeyer Seasonal Credit Facility matures March 31, 1996, bears interest at the higher of the prime rate or an average rate for certificates of deposit plus 0.5% and contains certain covenants which are substantially the same as those in the FoxMeyer Facility. In November 1995, FoxMeyer extended its accounts receivable financing program (the "FoxMeyer Accounts Receivable Facility") for an additional year.

As a result of the effect of the unusual items (see Note 3), FoxMeyer would have been in violation of certain covenants under the FoxMeyer Facility, the FoxMeyer Accounts Receivable Facility and the FoxMeyer Seasonal Credit Facility. Lenders involved in these facilities have waived the covenant requirements until March 4, 1996 to allow for modification of these agreements. The Corporation's $15 million revolving credit facility (the "Holding Company Facility") and the Morgan Facility contain cross-default provisions that would cause these facilities to be in default if FoxMeyer is in default on its debt agreements. Additionally, recognition of the unusual items has resulted in a collateral base deficiency under the Holding Company Facility and the Morgan Facility. The Corporation has requested, and anticipates receiving, a waiver of this condition. Management believes that the modifications to all agreements will be completed or a further extension of the waivers will be granted prior to March 4, 1996. Pending resolution of these matters, $297.5 million of long-term debt related to these facilities has been reclassified to "Long-term debt due within one year" in the accompanying balance sheet.


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):


--------------------------------------------------------------------------------------------------------------

                                                                              Nine months ended December 31,
                                                                            ----------------------------------

                                                                                    1995              1994
--------------------------------------------------------------------------------------------------------------
 Interest paid                                                                    $ 27,916          $ 23,246
 Income taxes paid                                                                     199               917
 Noncash transactions:
   Payment of dividends in kind on preferred stock                                  11,700             9,748
   Payment of dividend in common stock of Ben Franklin                              29,697                 -
   Treasury stock exchanged for FoxMeyer common stock                                    -            90,157
--------------------------------------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Corporation has settled a claim related to its agreement to indemnify National Steel Corporation ("NSC") for certain environmental claims. The settlement of the claim for $3.6 million was paid from the Corporation's environmental claim prepayment held by NSC leaving a balance of approximately $7.0 million in this fund at December 31, 1995.

The Corporation entered into certain agreements in the current year with Ashland Oil, Inc. ("Ashland") settling unresolved issues relating to the sale of The Permian Corporation ("TPC") to Ashland in fiscal 1992. As a result of the agreements, the Corporation has settled all outstanding claims and is released from any additional claims in connection with the sale of TPC to Ashland. Previously established reserves related to these claims by Ashland were released and are included in "Other income".

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

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") reported net losses from continuing operations of $40.2 million and $24.6 million for the three months and nine months ended December 31, 1995, respectively. This represents a decrease of $55.4 million and $52.0 million from income from continuing operations for the same periods in the prior year primarily as a result of a $60.0 million ($39.0 million after tax) special non-recurring charge recorded in the third quarter. Net loss per share was $2.60 per share and $2.45 per share for the three and nine months ended December 31, 1995, respectively, as compared to net income per share of $.60 and $.87 per share for the same periods in the prior year.

SIGNIFICANT TRANSACTIONS OR EVENTS OCCURRING SINCE MARCH 31, 1995 INCLUDE THE
FOLLOWING:

On July 12, 1995, the Corporation adopted a plan to consolidate its managed care and certain information services segments into a new organization, CareStream Corporation ("CareStream"). As a result of this decision and the development of a formal plan to dispose of this segment of business, the Corporation has shown CareStream as a discontinued operation.

On September 29, 1995, the Corporation distributed most of its common stock holdings in Ben Franklin Retail Stores, Inc. ("Ben Franklin") through a dividend of one share of Ben Franklin common stock for every six shares of the Corporation's common stock.

In September 1995, the Corporation acquired a majority interest in Hamilton Morgan L.L.C., a Delaware limited liability company ("Hamilton Morgan"). Hamilton Morgan subsequently acquired an approximate 31% common stock investment in Phar-Mor, Inc. ("Phar-Mor"). As a result of the Corporation's ownership of Hamilton Morgan and the common stock of Phar-Mor the Corporation previously owned, the Corporation owns, net of minority interest, approximately 29.4% of Phar-Mor.

With the actual distribution of Ben Franklin and the planned disposition of CareStream, the Corporation now conducts its business principally through only one operating unit, FoxMeyer Corporation ("FoxMeyer"). The results of operations of Ben Franklin have been stated on an equity basis for the three and nine months ended December 31, 1995 and 1994. The results of CareStream have been presented as a discontinued operation for the three and nine months ended December 31, 1995 and 1994.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

Net sales increased $222.7 million to $1,430.4 million for the three months ended December 31, 1995, as compared to $1,207.7 million for the three months ended December 31, 1994. Net sales increased significantly in the Hospitals and Alternate Care customer segment principally as a result of sales made under the new University Hospital Consortium ("UHC") contract. Sales in the Independent and Bulk customer segments also showed improvement. Chain sales were approximately at the same level as in the prior year.

Gross profit decreased $1.2 million to $63.7 million for the three months ended December 30, 1995 as compared to the same period in the prior year. As a percentage of sales, gross margin decreased from 5.4% to 4.5% of net sales for the three months ended December 31, 1994 and 1995, respectively. Increased sales to large volume, lower margin and lower cost-to-serve customers and continuing price competition throughout the industry have contributed to this decrease.

Operating expenses, excluding the unusual items described below, increased
$3.6 million to $52.6 million as compared to $49.0 million for the three months ended December 31, 1994. As a percentage of net sales, operating expenses decreased from 4.1% to 3.7% for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994.

Unusual items consist of certain fiscal 1996 third quarter charges related to the following: (i) charges for the closing or relocation of distribution facilities including costs related to the shut-down of the Corporation's trading operations, (ii) charges related to the closing of one of the Corporation's data processing centers and the write-off of the remaining book value of systems that are being replaced, (iii) severance costs for personnel reductions primarily at the Corporation's corporate office, (iv) losses expected for certain customer contracts and (v) the write-off of certain impaired long-term assets. Of the total charges, approximately $18.6 million will require future cash expenditures primarily for the losses related to certain customer contracts, severance costs and the closing of one of the Corporation's data processing centers. The cash expenditures will occur primarily over the next fifteen months, with the majority of expenditures expected in fiscal 1997.

Other income decreased $1.9 million to $2.5 million for the three months ended December 31, 1995 as compared to $4.4 million for the three months ended December 31, 1994. In addition to recurring items, for the three months ended December 31, 1994, the Corporation recognized income from a contingent fee arising from a fiscal 1990 asset sale net of a loss on the write-down of certain long-term assets.

The Corporation has been pursuing several strategies to improve gross profit and gross margin, to further reduce operating expenses and to better serve its present and potential customers. Such strategies have included significant expenditures for management information systems, expansion of its customer base and implementation of new state-of-the-art warehouse facilities. The expected benefits from these projects have not been realized as soon as were originally projected and have or will require additional unanticipated operating and capital expenditures to bring the projects to conclusion. Although management believes that these efforts will ultimately strengthen its gross margin, lower operating costs and improve customer service, failure to successfully implement these strategies may reduce earnings in the near term and may result in less benefit than originally planned.

NET FINANCING COSTS

Net financing costs increased $3.9 million to $9.1 million for the three months ended December 31, 1995, as compared to $5.2 million for the three months ended December 31, 1994. Interest income did not change significantly. Average debt for the quarter increased by approximately $231.1 million over the three months ended December 31, 1994. The additional borrowed funds were used to finance the increase in net working capital required to support expanded business and capital investments. On average, the Corporation's cost of debt decreased 42 basis points as compared to the three months ended December 31, 1994.


NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation was $0.9 million for the three months ended December 31, 1995, compared to $1.4 million for the prior period. An increase in the expense related to the Weirton pension obligation for the quarter ended December 31, 1995 is the primary reason for the $0.5 million decrease.

INCOME TAXES

The income tax benefit for the three months ended December 31, 1995 and the income tax provision for the three months ended December 31, 1994 were based on estimates of the full year effective tax rate. The low effective tax rate for the prior period was the result of the reduction in the deferred tax asset valuation allowance.

EQUITY IN INCOME (LOSS) OF AFFILIATES

The equity in income (loss) of affiliates represented the 17% of Ben Franklin and the 47% of FoxMeyer Canada Inc.'s ("FoxMeyer Canada") loss for the current period. The current period also includes the Corporation's equity in the income of Phar-Mor. In the prior period, the equity in income of affiliates consisted of 68% of Ben Franklin's income and 46% of FoxMeyer Canada's loss. The decrease of $1.8 million in equity in income (loss) of affiliates is the result of the effects of (i) the decrease in the Corporation's ownership of Ben Franklin,
(ii) the loss at Ben Franklin due primarily to an $11.2 million restructuring charge for its wholesale operations and store closings in its retail business,
(iii) increased operating expenses and losses related to the expansion of FoxMeyer Canada's business and (iv) the favorable results of Phar-Mor.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The increase in earnings attributable to minority interest was primarily due to the increased results of the Corporation's real estate operations.

DISCONTINUED OPERATIONS

The loss from discontinued operations in the prior period reflects the results of CareStream. The Corporation is currently deferring losses from CareStream's operations which will be offset by the expected gain on the disposition of CareStream.


NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

Net sales increased $488.6 million to $4,029.1 million for the nine months ended December 31, 1995, as compared to $3,540.5 million for the nine months ended December 31, 1994. Net sales increased significantly in the Hospitals and Alternate Care customer segment principally as a result of sales made under the new UHC contract. Sales in the Independent and Bulk customer segments also showed improvement. Chain sales were at approximately the same level as in the prior year.

Gross profit increased $0.7 million to $194.3 million for the nine months ended December 31, 1995 as compared to the same period in the prior year. As a percentage of sales, gross margin decreased from 5.5% to 4.8% of net sales for the nine months ended December 31, 1994 and 1995, respectively. Increased sales to large volume, lower margin and lower cost-to-serve customers and continuing price competition throughout the industry have contributed to this decrease.

Operating expenses, excluding the unusual items described below, increased $11.0 million to $167.2 million for the nine months ended December 31, 1995 as compared to $156.2 million for the nine months ended December 31, 1994. However, as a percentage of net sales, operating expenses decreased from 4.4% for the nine months ended December 31, 1994 to 4.2% for the nine months ended December 31, 1995.

Unusual items consist of certain fiscal 1996 third quarter charges related to the following: (i) charges for the closing or relocation of distribution facilities including costs related to the shut-down of the Corporation's trading operations, (ii) charges related to the closing of one of the Corporation's data processing centers and the write-off of the remaining book value of systems that are being replaced, (iii) severance costs for personnel reductions primarily at the Corporation's corporate office, (iv) losses expected for certain customer contracts and (v) the write-off of certain impaired long-term assets.

Other income increased $9.8 million to $15.9 million for the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1994. In addition to recurring items, for the nine months ended December 31, 1994, the Corporation recognized income from a contingent fee arising from a fiscal 1990 asset sale net of a loss on the write-down of certain long-term assets. In the current year, the Corporation entered into agreements with the purchaser of The Permian Corporation releasing the Corporation from liabilities connected with the sale of Permian in fiscal 1992 resulting in the release of previously established reserves.

NET FINANCING COSTS

Net financing costs increased $7.9 million to $22.4 million for the nine months ended December 31, 1995, as compared to $14.5 million for the nine months ended December 31, 1994. Interest income decreased $0.4 million primarily as a result of the early repayment of certain real estate notes receivable investments in late fiscal 1995 and early fiscal 1996. Average debt for the nine months increased by approximately $173.9 million over the nine months ended December 31, 1994. The additional borrowed funds were used to finance the increase in net working capital required to support expanded business and capital investments. On average, the Corporation's cost of debt decreased 67 basis points as compared to the nine months ended December 31, 1994.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation was $2.8 million for the nine months ended December 31, 1995, compared to $4.1 million for the prior period. An increase in the expense related to the Weirton pension obligation for the nine months ended December 31, 1995 is the primary reason for the $1.3 million decrease.

INCOME TAXES

The income tax benefit for the nine months ended December 31, 1995 and the income tax provision for the nine months ended December 31, 1994 were based on estimates of the full year effective tax rate. The low effective tax rate for the prior period was the result of the reduction in the deferred tax asset valuation allowance.

EQUITY IN INCOME (LOSS) OF AFFILIATES

The equity in income (loss) of affiliates primarily represented the 68% and 17% of Ben Franklin's results for the first six months and next three months of fiscal 1996, respectively, and the 47% of FoxMeyer Canada's loss for the current period. The current period also included the Corporation's equity in the income of Phar-Mor. In the prior period, the equity in income of affiliates consisted of 68% of Ben Franklin's income and 46% of FoxMeyer Canada's loss. The decrease of $3.0 million in equity in income (loss) of affiliates is the result of the effects of (i) the decrease in the Corporation's ownership of Ben Franklin, (ii) the decrease in results at Ben Franklin due primarily to an $11.2 million restructuring charge for its wholesale operations and store closings in its retail business, (iii) increased operating expenses and losses related to the expansion of FoxMeyer Canada's business and (iii) the favorable results of Phar-Mor.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The decrease in earnings attributable to minority interest was primarily due to the elimination of the minority interest in FoxMeyer resulting from the Corporation's October 1994 acquisition of the 19.5% common stock interest in FoxMeyer that it did not already own.

DISCONTINUED OPERATIONS

The loss from discontinued operations reflects the results of CareStream in the prior year and for the three months ended June 30, 1995. The results of operations for CareStream subsequent to June 30, 1995 have been deferred pending its ultimate disposition.

                        LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations (which includes working capital components) was $63.6 million for the nine months ended December 31, 1995. The change in working capital components used $79.0 million of funds. A decrease in accounts payable and accrued liabilities of $87.7 million as compared to March 31, 1995 accounted for most of the decrease in funds. The decrease in inventory provided $15.0 million of funds.

Cash used in investing activities was $105.4 million. Approximately $30.7 million of cash was used to purchase property and equipment during the period. An additional $4.2 million was used to acquire other businesses. The Corporation made other investments in marketable securities and real estate which used approximately $57.8 million of cash, net of proceeds from the sale of investments. The change to the equity method in accounting for Ben Franklin resulted in the removal of Ben Franklin's cash of $9.1 million from the consolidated cash balance.

Cash provided by financing activities of $163.7 million resulted primarily from additional net borrowings under the Corporation's various credit facilities of $147.2 million. The proceeds from the additional borrowings were primarily used to fund operations, the purchase of property and equipment, acquisitions and other investments.

Management assesses the Corporation's liquidity separately between FoxMeyer and certain holding company, corporate office and other miscellaneous activities (collectively, the "Holding Company") which includes the Corporation's real estate partnership activities. While FoxMeyer is a wholly-owned subsidiary of the Corporation, the FoxMeyer debt agreements limit the ability of FoxMeyer to transfer funds to the Holding Company. The following is a discussion of the liquidity and capital resources of each business.

FOXMEYER

As of December 31, 1995, FoxMeyer had borrowed $280.0 million under its $295.0 million revolving credit facility (the "FoxMeyer Facility"), which expires December 31, 1997, at an average interest rate of 6.6%. In addition, no funds were borrowed under a $60 million seasonal credit facility (the "FoxMeyer Seasonal Credit Facility"). The FoxMeyer Seasonal Credit Facility matures March 31, 1996, and bears interest at the higher of the prime rate or an average rate for certificates of deposit plus 0.5%. The FoxMeyer Seasonal Credit Facility also contains certain covenants which are substantially the same as those in the FoxMeyer Facility. The average and maximum amounts borrowed during the nine months ended December 31, 1995 under the FoxMeyer Facility and the FoxMeyer Seasonal Credit Facility were $224.3 million and $341.0 million, respectively.

As a result of the effect of the unusual items, FoxMeyer would have been in violation of certain covenants under the FoxMeyer Facility, its accounts receivable financing facility and the FoxMeyer Seasonal Credit Facility. Lenders involved in these facilities have waived the covenant requirements until March 4, 1996 to allow for modification of these agreements. Management of FoxMeyer expects that the modifications will be completed or a further extension of the waivers will be granted prior to March 4, 1996.

FoxMeyer believes that it will generate sufficient cash flow from operations that along with the continued maintenance of its working capital facilities will provide adequate cash to fund its requirements.

HOLDING COMPANY

The Holding Company has cash and short-term investments of approximately $5.6 million at December 31, 1995. In addition, the Holding Company had borrowed the maximum amount of $15.0 million available under a revolving credit facility (the "Holding Company Facility"), which matures April 1, 1996, at an average interest rate of 7.8%. The average amount borrowed during the nine months ended December 31, 1995 was $15.0 million. The Holding Company Facility is collateralized by a portion of the common stock of FoxMeyer.

The Holding Company borrowed $20.0 million under a new credit agreement (the "Morgan Facility") in September 1995 in connection with the acquisition of a majority interest in Hamilton Morgan. The Morgan Facility matures September 6, 1998 and requires principal payments of $2.5 million each on September 6, 1996 and 1997. The Morgan Facility bears interest either at the prime rate plus 0.5% or a Euro-dollar rate (as defined) plus 2% and is collateralized by a portion of the common stock of FoxMeyer and other marketable securities.

The Holding Company's cash requirements include the funding of monthly operating expenses, lease commitments, benefit obligations, principal payments under the Morgan Facility, dividend payments on the Corporation's preferred stock and mandatory sinking fund payments thereon, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. The Holding Company's real estate operations are presently generating excess cash flow. In addition, the Holding Company may make additional real estate and other investments.

The Holding Company Facility and the Morgan Facility contain cross-default provisions that would put these facilities in default if FoxMeyer should be in default on its debt agreements. Additionally, recognition of the unusual items has resulted in a collateral base deficiency under the Holding Company Facility and the Morgan Facility. The Corporation has requested, and anticipates receiving, a waiver of this condition.

The Holding Company will rely on cash on hand, excess cash flow from its real estate operations, and the sale of certain investments to meet the cash funding obligations described above. The Holding Company expects to be able to renew or replace the Holding Company Facility before its expiration date of April 1, 1996. If the cash flows described above do not meet management's expectations, or the Corporation is unable to maintain the Holding Company Facility, the Corporation may be required to sell other assets or seek alternate financing to meet its cash outflows.

OTHER

The Financial Accounting Standards Board has issued two statements that may impact the Corporation's accounting and reporting of certain financial statement information. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", will be effective for fiscal years beginning after December 15, 1995. While the Corporation has not currently adopted SFAS No. 121, the Corporation does not anticipate any material adverse charges resulting from the adoption of this pronouncement. SFAS No. 123, "Accounting for Stock-Based Compensation", becomes effective for transactions entered into in fiscal years that begin after December 15, 1995. The Corporation will continue to account for the grant of stock options under the "intrinsic value" method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The implementation of other required accounting procedures and the information required to be disclosed under SFAS No. 123 will have no effect on the financial condition or results of operations of the Corporation.

                          PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10-A  -  Fifth Amendment dated as of November 21, 1995 to the Trade
                      Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation, Corporate Asset Funding Company, Inc., Enterprise Funding Corporation, Citibank, N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, CitiCorp North America, Inc., individually and as agent, and the Bank Listed therein.

             11    -  Computation of Earnings Per Common Share

             27    -  Financial Data Schedule

         (b) Reports on Form 8-K

             The registrant did not file any Current Reports on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FOXMEYER HEALTH CORPORATION


                                      By:   /s/ Edward L. Massman
                                          --------------------------------------
                                            Edward L. Massman
                                            Vice President and Controller
                                            (Chief Accounting Officer)





Date: February 13, 1996

                                 EXHIBIT INDEX



   Exhibit
   Number                 Description
   -------                -----------

   10-A  -  Fifth Amendment dated as of November 21, 1995 to the Trade
            Receivables Purchase and Sale Agreement dated as of October 29, 1993 among FoxMeyer Corporation, Corporate Asset Funding Company, Inc., Enterprise Funding Corporation, Citibank, N.A., NationsBank of North Carolina, N.A., individually and as Co-Agent, CitiCorp North America, Inc., individually and as agent, and the Bank Listed therein.

   11    -  Computation of Earnings Per Common Share

   27    -  Financial Data Schedule