Form 10-K405
period 1996-03-31
FOXMEYER HEALTH CORP
filed 1996-07-02
CIK 716644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8549

                         FOXMEYER HEALTH CORPORATION
           (Exact name of registrant as specified in its charter)


                DELAWARE                                          25-1425889
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

  1220 SENLAC DRIVE, CARROLLTON, TEXAS                              75006
(Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  214-446-4800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


          TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                             -----------------------------------------
Common Stock, par value $5 per share                      New York Stock Exchange
$5 Cumulative Convertible Preferred Stock                 New York Stock Exchange
$4.20 Cumulative Exchangeable Series A Preferred Stock    New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

On June 27, 1996, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $191,178,000.

On June 27, 1996, there were 16,772,788 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on August 22, 1996 are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS

     (A)  GENERAL DEVELOPMENT OF BUSINESS

     The registrant is a holding company principally involved in health care services, including the wholesale distribution of a full line of pharmaceutical products and health and beauty aids to independent drug stores, chain stores, hospitals, and alternate care facilities in the United States through its wholly-owned subsidiary FoxMeyer Corporation ("FoxMeyer").

     The registrant was incorporated in Delaware on September 27, 1982, for the purpose of effecting a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries in which NSC assets pertaining to the steel industry were separated from its non-steel assets. Pursuant to the restructuring, on September 13, 1983, NSC was merged into a subsidiary of the registrant and the stockholders of NSC became stockholders of the registrant. The registrant sold substantially all of its investment in NSC and related cyclical operations by fiscal 1991 leaving the distribution businesses the registrant had acquired in 1986 as the primary operating units. These units were FoxMeyer and Ben Franklin Retail Stores, Inc. ("Ben Franklin"). On October 12, 1994, the registrant acquired, by way of merger of FoxMeyer into a wholly-owned subsidiary of the registrant, the 19.5% of the outstanding common stock of FoxMeyer that it did not previously own in exchange for approximately 4,981,000 shares of the registrant's common stock. The registrant sold a 33% interest in Ben Franklin to the public in fiscal 1993. On September 29, 1995, the registrant distributed most of its remaining common stock holdings in Ben Franklin through a dividend of one share of Ben Franklin for every six shares of the registrant's common stock. The registrant currently retains a 17.4% interest in Ben Franklin. The registrant also discontinued certain operations in FoxMeyer's managed care and information service segments effective June 30, 1995. The registrant is in the process of selling or closing down these discontinued operations.

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The registrant principally operates in the health care services segment through FoxMeyer.

     (C)  DESCRIPTION OF THE BUSINESS

     The following is a description of the registrant's operating subsidiaries:


                              FOXMEYER CORPORATION

GENERAL

     FoxMeyer believes it is the fourth largest wholesale drug distributor in the United States. Through its 23 distribution centers, FoxMeyer sells a broad line of pharmaceutical products and health and beauty aids. FoxMeyer's geographic coverage extends to the entire continental United States.

     FoxMeyer's customers include independent drug stores ("Independents"), chain drug stores and food stores with more than five store locations ("Chains") and hospitals and alternate care facilities ("Hospitals and Alternate Care"). FoxMeyer complements its distribution activities by offering a broad range of merchandising and marketing programs and computer-based services, including merchandising assistance, training, product selection and shelf allocation, advertising and promotional support, store layout, inventory tracking and management reports. Through FoxMeyer's proprietary Health Mart franchise program, FoxMeyer offers its 813 franchisees (as of March 31, 1996) services and benefits normally associated with a drug store chain. In addition, FoxMeyer has developed programs designed to attract customers in growing specialty market niches, such as home health care, long-term care and institutional pharmacies. FoxMeyer has established itself in markets geared toward meeting the needs of oncology, dialysis and ambulatory clinics.

WHOLESALE DRUG DISTRIBUTION INDUSTRY

     FoxMeyer believes that the wholesale drug distribution industry will continue to grow due to increases in the average age of the United States population, continued dependence by manufacturers of pharmaceuticals on wholesale drug distributors, growth in the rate of introduction of new pharmaceuticals, and additional shifts toward the use of efficient drug therapies to replace more expensive hospital and surgical procedures. FoxMeyer believes that the industry has been consolidating and that this consolidation has resulted in large part from the inability of smaller distributors to achieve economies of scale in their business and from the increasing cost to maintain competitive parity in information technology. FoxMeyer believes this trend toward consolidation will continue. The industry has also experienced strong price competition in order to keep and attract customers, especially those large customers discussed below. This trend has reduced gross margins in the industry resulting in reduced profitability for FoxMeyer and other distributors.

     Large customers such as managed-care groups, buying groups and hospitals are expected to account for an increasing portion of pharmaceutical purchases. In addition, programs such as "best pricing" employed by Medicaid, which require manufacturers to rebate to state Medicaid agencies the difference between a company's average manufacturer's price and the best price at which the product is sold to any customer, and "generic substitution laws," which permit, and in some cases require, the dispensing pharmacist to substitute a generic equivalent drug for the brand name product prescribed, are likely to be imitated and expanded. Many pharmaceutical manufacturers have indicated that they will keep their price increases in line with anticipated levels of general consumer price inflation. FoxMeyer believes that cost containment pressures will continue in the future and, as a result, impose additional limitations on FoxMeyer's gross margin. Specifically, benefits derived from FoxMeyer's inventory investment buying, and its holding substantial quantities of inventory, are diminished with lower and less frequent price increases. FoxMeyer's principal long-term strategies to address this changing business environment are to efficiently manage investment inventory levels, to continue to identify and implement programs which lower operating expenses as a percentage of sales, to strengthen its sales and marketing efforts aimed at new customers and to expand the availability of value-added services to its customers. Specifically, as part of its effort to offset the decrease in gross margin, FoxMeyer is shifting its sales mix to higher margin over-the-counter products, health and beauty aids and general merchandise. FoxMeyer is also expanding its private label, generic brand and specialty distribution programs. Most of FoxMeyer's competitors are deploying the same strategies and initiatives to increase their gross margins. The increased competition reduces the gains that can be expected from these changes in FoxMeyer's strategies.

     Inventory. FoxMeyer maintains an active inventory at each of its warehouses that averages approximately 35,000 stock keeping units consisting principally of a full line of prescription pharmaceutical products, health and beauty aids (including over-the-counter medications) and, to a lesser extent, general merchandise typically found in drug stores. At March 31, 1996 approximately 84% of FoxMeyer's inventory was attributable to pharmaceutical products. FoxMeyer maintains a computer-based perpetual inventory and closely monitors inventory turnover to assist its buyers in their decisions.

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

     Management Information Systems. FoxMeyer's distribution centers are linked to one of FoxMeyer's three data processing centers in Wichita, Kansas, Dallas, Texas and Eagan, Minnesota. FoxMeyer is in the process of closing its Wichita, Kansas center and moving those operations to Dallas, Texas.
Management information systems serve several important functions in FoxMeyer's business. Due to the large volume of transactions processed, the quality and reliability of the internal management information systems and the accuracy and timeliness of the financial controls they provide are important for maximizing profitability. FoxMeyer's management information systems also provide for, among other things, electronic order entry by customers, invoice preparation, purchasing and inventory tracking. In addition, FoxMeyer's management information systems form the basis for a number of the value-added services that FoxMeyer provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updating and price labels.

     FoxMeyer began a migration of its core systems about four years ago under a $60 million project that is now called "Delta". During 1996, most of the Delta project was implemented. Delta is the key to managing inventory more efficiently and re-engineering business processes. Until the system has been fully integrated with older systems and processes have been updated, benefits from this program will not be fully realized.

     Order Processing and Distribution. Orders are transmitted directly from FoxMeyer's customers by electronic order entry equipment to one of FoxMeyer's data processing centers. Orders are relayed on the same day to the appropriate distribution center and are generally filled and delivered within 12 to 24 hours primarily using third-party contract carriers. Upon receipt of a customer's order, an order selection document is produced which identifies the products ordered, unit prices and the method of shipment. Currently, orders are principally filled by manual selection and packaging. FoxMeyer has a quality assurance program under which random orders are selected for review to test order-fill accuracy. Under FoxMeyer's warehouse automation program, FoxMeyer has installed automatic order selection systems for its highest volume product lines in its larger distribution centers to supplement manual order selection. FoxMeyer has completed its national distribution center in Washington Court House, Ohio. This distribution center incorporates 60 carousels and two 150-foot A-Frame Automatic Picking Systems. The national distribution center also uses manual picking controlled by a new warehouse management system that guides bar-coded totes along conveyors throughout the facility. The system tracks inventory in both primary and secondary locations to maximize fill rates. This warehouse management system will be rolled out to some of the other FoxMeyer distribution centers over the next two fiscal years.

     The national distribution center offers next-day air service through Airborne Express from its hub in Wilmington, Ohio. This allows FoxMeyer to consolidate its back-order operations at one distribution center simplifying this task and reducing the level of safety-stock inventory FoxMeyer must maintain nationwide, further reducing inventory costs.

     FoxMeyer closed the Cincinnati and Solon, Ohio distribution centers in fiscal 1996 after the opening of the national distribution center. Other possible distribution center restructurings are being considered for fiscal 1997 to reduce costs and, at the same time, provide equal or better service to FoxMeyer's customers.

     Business and Marketing Strategy. The key elements of FoxMeyer's strategy to improve profitability, to attract and retain customers and to expand nationwide include: (i) Focus on Quality - Delivering products quickly and in good condition and providing consistently high quality service through a comprehensive computerized order entry system, inventory availability, accurate order completion procedures and efficient transportation methods; (ii) Cost Efficient Operations - Controlling operating expenses and improving asset utilization by establishing large distribution centers that service broad geographic areas and supply these operations with state of the art delivery networks, management information systems and warehouse automation; (iii) Innovative Services - Providing value-added services such as merchandise and marketing programs, computer based services, the Health Mart franchise program described below, health care and long-term care programs and alternate care pharmacy programs; (iv) Local Responsiveness - Responding quickly to customer needs and problems through a decentralized approach to operations and (v) National Coverage - Providing national distribution for Chains and for Hospitals and Alternate Care customers.

CUSTOMERS

     FoxMeyer sells its products to a wide range of customers including Independents, Chains and Hospitals and Alternate Care. The following table summarizes FoxMeyer's net sales by type of customer and the percentage of net sales represented thereby (in thousands of dollars):


======================================================================================
                                            Year Ended March 31,
                      ----------------------------------------------------------------
                              1996                  1995                  1994
                      --------------------  --------------------  --------------------
Type of Customer      Net Sales      %      Net Sales      %      Net Sales      %
- --------------------  ----------  --------  ----------  --------  ----------  --------
Independents          $1,884,282       34%  $1,683,311       35%  $1,751,592       35%
Chains                 1,429,823       26    1,489,011       31    1,650,990       33
Hospitals &
Alternate Care         1,702,335       31    1,231,172       26    1,163,370       23
Other Activities (1)     470,922        9      402,442        8      484,000        9
                      ----------  --------  ----------  --------  ----------  --------
Total                 $5,487,362      100%  $4,805,936      100%  $5,049,952      100%
======================================================================================

(1) Includes bulk sales, sales by FoxMeyer's subsidiaries, Merchandising Coordinator Services Corporation and Health Mart, Inc. See "Other Activities" below.

     During fiscal 1996, total purchases by FoxMeyer's ten largest customers were approximately $2.8 billion or 51.0% of net sales. Sales to Hospital and Alternate Care customers have increased significantly primarily as a result of sales to the University Hospital Consortium ("UHC"). See "Hospitals and Alternate Care" discussion below.

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

CHAINS
     Sales to Chains include sales to national and regional chain drug stores, mass merchandisers and food stores with more than five locations. FoxMeyer believes that small regional Chains are similar to Independents in their need for value-added merchandising and marketing services. In contrast, larger regional Chains and national Chains are principally interested in product pricing and effective geographic coverage.

HOSPITALS AND ALTERNATE CARE
     Sales to Hospitals and Alternate Care include sales to hospitals, long-term care facilities, rehabilitation hospitals and providers of home health care services. These customers, either individually or through group purchasing organizations, typically negotiate pricing arrangements directly with pharmaceutical manufacturers who agree to supply these customers through FoxMeyer. FoxMeyer, in turn, agrees to sell at these negotiated prices and to provide contract administration. During fiscal 1995, FoxMeyer entered into a contract for an initial three year term with UHC. UHC, an alliance of academic medical centers, has chosen FoxMeyer to serve as the primary supplier to UHC members that participate in UHC's pharmacy purchasing program.

OTHER ACTIVITIES
     Bulk Sales.   Bulk sales represent large volume orders, usually by chain stores, hospitals and alternate care facilities, which are serviced from the on-hand inventory stock of FoxMeyer.

     Merchandise Coordinator Services Corporation ("MCSC"). MCSC, which operated as "FoxMeyer Trading Company," purchased pharmaceutical products, health and beauty aids and salon products in large quantities for short-term resale. The activities of this subsidiary were terminated in fiscal 1996 as the low-inflation climate has limited the potential profits that can be achieved. Some of these activities will be continued through FoxMeyer's normal purchasing activities.

     Health Mart Drug Store Franchise Program.   The Health Mart drug store
franchise program offers Independents who meet certain criteria (i) the right to use the Health Mart franchise in a given geographical territory, (ii) standardized store layout and decor, (iii) the right to purchase from FoxMeyer the Health Mart private label product line and (iv) a specialized Health Mart merchandising and advertising program that includes circular and television advertising. FoxMeyer's Health Mart franchise agreements generally provide for a five-year term, are terminable upon 90 days notice by the franchisee and do not require the payment of a franchise fee. Franchisees are required to carry a representative assortment of Health Mart private label products but are not otherwise required to purchase products from FoxMeyer.

COMPETITION

     The wholesale drug distribution business is highly competitive, with many distributors competing primarily on the basis of price and service. Principally, FoxMeyer competes with national drug wholesalers, the three largest of which are McKesson Corporation, Bergen Brunswig Corporation and Cardinal Health, Inc. FoxMeyer also competes with numerous local and regional drug wholesalers, manufacturers, and mail-order and specialty distributors. Certain of FoxMeyer's current and potential competitors have or may obtain significantly greater financial and marketing resources than FoxMeyer.
Although FoxMeyer believes that it currently competes favorably with other wholesale drug distributors in terms of price and service, there can be no assurance that FoxMeyer will not encounter increased competition in the future. FoxMeyer may in the future decide not to compete to keep certain customers if management believes such customers will not generate sufficient benefits to cover the expense of servicing that customer.

SERVICE MARKS

     FoxMeyer owns or holds rights to all service marks that it considers to be necessary in the conduct of its business, including FoxMeyer, the FoxMeyer logo and Health Mart.

GOVERNMENT REGULATION

     FoxMeyer's business is subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act, the Controlled Substances Act and state laws applicable to the distribution of pharmaceutical products and controlled substances.

     The Federal Food, Drug and Cosmetic Act generally regulates such matters as the handling, packaging, storage and labeling of drugs and cosmetics shipped in interstate commerce. The Prescription Drug Marketing Act, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed in accordance with federally established guidelines on storage, handling and records maintenance by each state in which they conduct business. In addition, because certain drugs that FoxMeyer handles are regulated under the Controlled Substances Act (for example, those containing narcotics such as codeine or certain stimulants or depressant medications), FoxMeyer is also subject to the applicable provisions of that act, including specific labeling, packaging and recordkeeping requirements and the obligation to register with the federal government as a distributor of controlled substances. Finally, FoxMeyer is required to maintain licenses and permits for the distribution of pharmaceutical products and controlled substances under the laws of each state in which it operates.

     FoxMeyer is also subject to certain federal and state statutes and regulations affecting franchising in connection with its Health Mart franchise program.

     FoxMeyer believes it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder and possesses all material permits and licenses required for the conduct of its business.

EMPLOYEES

     As of March 31, 1996, FoxMeyer employed 2,447 persons. Approximately 496 employees of FoxMeyer are represented by unions. FoxMeyer believes that its employee relations are good.

PROPERTIES

     FoxMeyer operates the following 23 distribution centers:


=======================================
DISTRIBUTION CENTER        OWNED/LEASED
=======================================
Little Rock, AR                Owned
Tucson, AZ                     Leased
Hayward, CA                    Leased
Ontario, CA                    Leased
Denver, CO                     Leased
Jacksonville, FL               Owned
Atlanta, GA                    Leased
Carol Stream, IL               Leased
Slidell, LA                    Owned
Franklin, MA                   Leased
Eagan, MN                      Owned
Kansas City, MO                Owned
St. Louis, MO                  Leased
Marlton, NJ                    Leased
Washington Court House, OH     Leased
Oklahoma City, OK              Owned
Washington, PA                 Leased
Nashville, TN                  Leased
San Antonio, TX                Leased
West Valley City, UT           Leased
Richmond, VA                   Leased
Kent, WA                       Leased
LaCrosse, WI                   Owned
=======================================

     Each distribution center is equipped with material-handling equipment used for receiving, storing and distributing large quantities of a broad array of products. During 1996, two facilities, Cincinnati and Solon, Ohio, were closed. The facility formerly located in Leetsdale, Pennsylvania was relocated to Washington, Pennsylvania.

     FoxMeyer leases its Carrollton, Texas executive offices and owns its Wichita, Kansas data processing center. FoxMeyer leases a warehouse in Oklahoma City and in Tulsa, Oklahoma which are subleased by other parties.

                                OTHER ACTIVITIES

     The registrant has made certain investments in real estate and real estate loans primarily through limited partnerships. These limited partnerships are controlled by wholly-owned subsidiaries of the registrant which generally hold a 50% general partner interest in these limited partnerships. The limited partnerships are engaged in the buying, holding, operating and disposing of real estate, principally hotels and office buildings, or real estate loans.
The registrant is also a limited partner in other real estate partnerships, which are accounted for on an equity basis, that own and operate a hotel and office buildings. The properties owned by all these partnerships are located primarily in the Maryland, Virginia and Washington, D.C. areas. The properties which are collateral for real estate loans held by these partnerships are also located in this same geographic area.

The registrant, through a majority-owned subsidiary, owns approximately 31% of Phar-Mor, Inc. ("Phar-Mor"), a deep discount chain drug store, which emerged from bankruptcy proceedings in September 1995. In addition, the registrant received approximately 8% of Phar-Mor's common stock as settlement of its claims against Phar-Mor for receivables outstanding at the time of Phar-Mor's bankruptcy. Net of minority interest, the registrant owns a total of approximately 29.4% of Phar-Mor. Phar-Mor currently operates 102 stores primarily in the eastern United States. FoxMeyer's sales to Phar-Mor during 1996 were $236.1 million or 4.3% of net sales.

The registrant owns 17.4% of Ben Franklin which is accounted for on an equity basis. Ben Franklin, which has been in operation for more than 70 years, franchises retail variety and crafts stores under the names Ben Franklin and Ben Franklin Crafts and sells variety and crafts merchandise to its franchisees and independent selected retail outlets on a wholesale basis. In addition, Ben Franklin owns and operates Ben Franklin Crafts superstores.

The registrant owns US HealthData Interchange, Inc. ("USHDI"). USHDI provides physician management software, electronic claims processing services which link medical providers to payers nationwide, and on-line verification of eligibility and benefits.

The registrant also has a 47% interest in FoxMeyer Canada Inc. ("FoxMeyer Canada"). FoxMeyer Canada provides health care, pharmacy and pharmacy benefit management services in Canada. During 1996, FoxMeyer Canada acquired Les Ordinateurs Hypocrat Inc. which provides computer services and telecommunication networks to most sectors of Quebec's health care system.

ENVIRONMENTAL REGULATION

     The registrant, like many other enterprises, is subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect the registrant's previously sold or discontinued operations where the registrant retained all or part of any environmental liabilities on conditions existing at the date of sale.

     It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by the registrant for certain former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the registrant, the unknown extent of the registrant's probable liability in proportion to the probable liability of other parties. Moreover, the registrant may have environmental liabilities that the registrant cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. The registrant cannot now estimate the additional costs and expenses it may incur for such environmental liabilities. While management of the registrant does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information may ultimately change management's current assessment. See Note Q to the Notes to the Consolidated Financial Statements of the registrant contained herein.
Also, see "Item 3. Legal Proceedings" below for a discussion of outstanding environmental actions involving the registrant.

                                   EMPLOYEES

     The number of persons employed by the registrant and its consolidated subsidiaries was approximately 2,466 at March 31, 1996.

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

     On September 20, 1994, counsel for plaintiffs in two of the class action lawsuits informed counsel for the defendants that those plaintiffs (the "Withdrawing Plaintiffs") were withdrawing from the Memorandum of Understanding and would seek to oppose any settlement of the class action lawsuits on the terms set forth in the Memorandum of Understanding. Plaintiffs in all of other actions (the "Non-Withdrawing Plaintiffs") continued to engage in discovery pursuant to the Memorandum of Understanding.

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

     The registrant has been informed by the class action plaintiffs that they intend to reject the Memorandum of Understanding and proceed with the litigation. An Amended Complaint was filed in the consolidated case on February 13, 1996. The Amended Complaint essentially alleges the same claims previously raised. The defendants intend to contest the allegations raised by the plaintiffs.

     FoxMeyer Corporation

     FoxMeyer Drug Company ("FoxMeyer Drug"), a wholly-owned subsidiary of FoxMeyer, was a defendant in several class action suits originally filed in late 1993 by independent retail drug stores in the U.S. District Court for the Southern District of New York. By order of the Judicial Panel on Multidistrict Litigation dated February 4, 1994, all related actions pending in various federal courts on the subject matter were consolidated and coordinated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. FoxMeyer Drug was not named as a defendant in any other of the pending actions. Thereafter, on or about March 9, 1994, a Consolidated and Amended Class Action Complaint titled In re Brand Name Prescription Drugs Antitrust Litigation (the "Amended Complaint") was filed consolidating all pending class actions, including those in which FoxMeyer Drug was a named defendant. The Amended Complaint alleges, on behalf of a purported class of retail pharmacies, that the pharmaceutical manufacturers and drug wholesalers conspired to fix the prices of prescription drugs sold to retail drug stores. Plaintiffs seek treble damages of an unspecified amount, injunctive relief and attorneys' fees.

     On April 4, 1996, the court granted the motion of the drug wholesalers for summary judgment and dismissed all claims against the drug wholesalers, including FoxMeyer Drug. The plaintiffs have appealed this decision.

     In February 1995, an action was commenced by three Minnesota retail pharmacies in the District Court of Crow Wing County, Minnesota in which FoxMeyer Drug was named as a defendant. On motion by the defendants, the case Salk Drug Co., Inc., et. al. v. Abbott Laboratories, et. al., File No. NC95-009632, was transferred to the District Court of Hennepin County. The action, asserted on behalf of an alleged class of Minnesota retail pharmacies, alleges violations of certain Minnesota price discrimination, conspiracy and antitrust statutes in the sale of prescription drugs in Minnesota. FoxMeyer Drug is vigorously defending itself in this action. FoxMeyer Drug has answered the complaint and denied all allegations of wrongdoing. The court granted defendants' motion to dismiss the conspiracy and antitrust claims but denied the defendants' motion to dismiss the price discrimination claims.

     In July 1994, an action was commenced by five Wisconsin retail pharmacies in the Circuit Court of Dane County, Wisconsin, in which FoxMeyer Drug was named as defendant (K-S Pharmacies, Inc. et. al. vs. Abbott Laboratories, et. al., Case No. 94CV2384). This action, asserted on behalf of an alleged class of retail pharmacies, alleges violations of certain Wisconsin price discrimination, conspiracy and antitrust statutes in connection with the sales of prescription drugs in Wisconsin. This complaint seeks injunctive relief and treble damages in an unspecified amount. In an order dated May, 1996, the court granted the motion of the drug wholesalers to dismiss the complaint with prejudice on the grounds that the complaint failed to allege a cause of action against the wholesalers.

     In March 1995, an action was commenced by approximately 130 Arkansas retail pharmacies against numerous drug manufacturers and wholesalers (including FoxMeyer Drug) in the United States District Court for the Eastern District of Arkansas, entitled McSpadden Drug Store, et. al. v. Abbott Laboratories, et. al., No. LRC95-153. Plaintiffs allege, inter alia, violations of federal antitrust laws. The only claim brought against defendant drug wholesalers alleges a violation of an Arkansas price discrimination statute arising out of the sale of prescription drugs in Arkansas. This action was transferred to the Northern District of Illinois and coordinated under MDL
997. FoxMeyer Drug intends to vigorously defend itself in this action. The antitrust claims were dismissed pursuant to the April 4, 1996 order in In Re:
Brand Name Prescription Drugs. The price discrimination claims are still pending.

     Effective on October 26, 1994, FoxMeyer Drug entered into a Judgment Sharing Agreement (the "Agreement") with the manufacturer defendants in the cases discussed above. Under the terms of the Agreement, FoxMeyer Drug's liability for damages in any action (including the Wisconsin, Minnesota and Arkansas actions) in which there is a judgment against a manufacturer and wholesaler will be limited to a maximum of $1 million. In the event the manufacturer defendants settle, the Agreement provides that no contribution to such settlement would be required of FoxMeyer Drug. Also pursuant to the Agreement, FoxMeyer Drug, along with the other wholesalers who are defendants in the federal actions, will be entitled to reimbursement from the manufacturer defendants for its expenses of litigating these actions. The manufacturers have agreed to reimburse up to an aggregate amount of $9 million in wholesaler expenses, to be allocated among the six wholesaler defendants in approximate accord with relative expenses actually incurred. FoxMeyer Drug, in turn, released such antitrust claims as it might have had against any of the manufacturers based on the conduct alleged in the actions.

     In December, the plaintiffs filed a motion to void the Agreement as illegal and against public policy. On April 10, 1995, Plaintiffs' motion to declare the Agreement unlawful was denied, as was plaintiffs' motion for reconsideration.

NATIONAL STEEL CORPORATION

     In accordance with certain provisions of the Stock Purchase Agreement and related documents dated August 27, 1994 (and as subsequently amended) (the "Stock Purchase Agreement") between the registrant and Nippon Kokan K.K. ("NKK") whereby the registrant sold 50% of the stock of National Steel Corporation ("NSC") to NKK, the registrant assumed primary responsibility for, is obligated to provide funds to NSC for the payment and discharge of, and agreed to indemnify NSC against, certain liabilities that existed at the time of the sale. On February 3, 1993, the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and NSC entered into an agreement (the "Definitive Agreement") pursuant to which the registrant was required to pay all liabilities, costs, expenses, attorneys' fees and disbursements incurred with respect to environmental liabilities (collectively, "Environmental Liabilities") for which the registrant had agreed to indemnify NSC. In accordance with the requirements of the Definitive Agreement, the registrant deposited with NSC a total of $10 million as a prepayment of its indemnification obligation. The Definitive Agreement provides that after January 14, 1994, NSC will discharge Environmental Liabilities as they become due and owing after January 14, 1994, up to the $10 million amount deposited by the registrant.

     In accordance with the terms of the Definitive Agreement, NSC is administering and discharging Environmental Liabilities incurred at the sites described in paragraphs (a) through (f) below:

     (a) A remedial cleanup was commenced by notice letters dated February 1, 1985, by Region 3 of the United States Environmental Protection Agency ("EPA") to a number of companies, including NSC, encouraging them to undertake immediate voluntary action with respect to the cleanup of a certain scrap metal yard in Swissvale, Pennsylvania. EPA's notices allege that the scrap yard is contaminated with certain hazardous substances, including polychlorinated biphenyls (PCBs), and that a small process building on-site is contaminated with dust containing elevated levels of polychlorinated dibenzo-s-dioxins and dibenzofurans. On or about October 12, 1989, the United States filed a complaint in the United States District Court for the Western District of Pennsylvania entitled United States v. Consolidation Coal Company, et al., seeking reimbursement of EPA's response costs as well as a declaratory judgment as to liability for future response costs. Neither NSC nor the registrant was named a defendant in this litigation, but the four named defendants filed a third-party complaint for contribution against eighteen third-party defendants, including "National Intergroup, Inc. f/k/a National Steel Corp." The registrant filed a response to the third-party complaint denying any and all liability associated with the site. By Order, dated May 15, 1992, the court stayed discovery only with respect to the third-party defendants, including NSC, and ordered the government to sample the dioxin wastes currently stored in containers at the site in Swissvale, Pennsylvania and to determine whether a waste management company would accept the dioxin wastes for landfilling. By Order, dated January 21, 1993, the court approved a Stipulation of Dismissal pursuant to which the government dismissed one of the four named defendants, USX Corporation, from the lawsuit. Mr. Kalik and his company owned and operated the subject scrap metal yard in Swissvale, Pennsylvania. Trial of the government's case against the three remaining defendants was scheduled to begin on December 6, 1993, but on December 2, 1993 the defendants reached a tentative settlement with the government in the aggregate amount of $1.5 million (the government's latest claim was approximately $4.5 million). The settlement is subject to the negotiation of a consent decree acceptable to all parties and the court's approval of the consent decree following a 30-day public comment period. By letter, dated January 5, 1994, the defendants stated that they are prepared to settle the third-party action for an aggregate amount of $375,000 from the eighteen third-party defendants. NSC has made a settlement agreement with the defendants with its allocated share of the settlement at less than $10,000 and is awaiting final approval of a consent decree containing the terms of the settlement.

     (b) In September 1990, NSC received correspondence from EPA requesting that NSC review its records and respond to information requests with respect to the Buckeye Reclamation Site in Bridgeport, Ohio. After review of NSC's records and information received from others, NSC has responded to EPA indicating that some materials from NSC may have been taken to the Bridgeport, Ohio site, but there is no indication that these materials were hazardous substances. EPA's proposed remedial activities with respect to the site are estimated to cost approximately $35 million. On or about September 20, 1991, NSC and approximately 32 other potentially responsible parties ("PRPs") received a Special Notice Letter from the EPA. The Special Notice Letter notified the PRPs of their potential liability with respect to the site and specifically encouraged the PRPs to perform or finance the remedial design of the remedial action to be conducted at the site. The Special Notice Letter also demands that the PRPs reimburse the EPA for its past costs with respect to the site, which the EPA estimates to be approximately $925,000. In response to the Special Notice Letter, NSC has joined a PRP group with approximately 13 other PRPs to perform collectively the remedial design pursuant to an Administrative Order by Consent between the PRP group and the EPA which took effect on February 10, 1992. NSC's allocated share for the remedial design stage is 4.63%. Total costs projected for the remedial design phase are approximately $3 million. On March 28, 1994 NSC was served with a copy of a complaint captioned Consolidation Coal Company vs. the United States Department of Interior, The United States Department of Environmental Protection Agency and various other defendants, including NSC. The complaint involves claims regarding the alleged release of hazardous substances from the Buckeye Reclamation Landfill Site, and was filed in the United States District Court
for the Southern District of Ohio.   Consolidation Coal Company sought, among
other things, a determination of the allocation for the remedial action costs (projected to be approximately $15 to $20 million) among the municipal and industrial defendants. The industrial defendants have successfully negotiated with EPA to reduce the scope of the remedy at the site. In June, 1996, NSC and eight other industrial defendants entered into a settlement agreement with Consolidation Coal Company. NSC's allocated share of the remedial action costs will be 2.8%, which means NSC's anticipated costs will be approximately $420,000-$560,000. The costs will be paid from the $10 million prepaid indemnification amount that registrant has deposited with NSC. The settlement is subject to court approval.

     (c) In January 1993, NSC was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia which was formerly owned by NSC's Weirton Steel Division and is currently owned by Weirton Steel Corporation. The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton Steel Corporation that additional investigation, possible groundwater and soil remediation, and on-site housecleaning was required at the site. Weirton Steel Corporation has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island and has stated that they seek reimbursement of that amount and any additional remediation costs involving the lagoon from NSC. In addition, Weirton Steel Corporation has agreed to a three-year groundwater monitoring program of the Brown's Island facility. NSC receives copies of the results of that groundwater monitoring program. To date, no groundwater remediation has been required, nor can it be determined whether such remediation will be required. The Corporation has also been informed that EPA is conducting an all-inclusive investigation of the Weirton Steel facilities. This investigation may result in an order from EPA to perform corrective action at the Weirton facilities and a claim by Weirton against NSC.

     (d) The New York Department of Environmental Conservation ("DEC") has issued two Information Request letters, dated January 21, 1994 and January 8, 1995, seeking information concerning Hanna Furnace Corporation's ("HFC") waste disposal practices. DEC's letter requested information concerning both general waste disposal practices and those relating to the Pfohl Brothers Landfill Site. The Landfill was operated from the 1930s to 1969 and received both municipal and industrial wastes. HFC was a wholly-owed subsidiary of NSC during the relevant coverage period. DEC is currently undertaking response activities at the Landfill estimated to cost $55 million.

     (e) In accordance with certain provisions of the Stock Purchase Agreement, the registrant agreed to reimburse NSC, subject to limitations, for certain liabilities arising under environmental laws in relation to NSC's 50% interest (through NSC's wholly owned subsidiary, The Hanna Furnace Corporation) in the
Donner-Hanna Coke Joint Venture ("Donner-Hanna").   EPA notified Donner-Hanna
in June 1989 that it is one of a number of parties potentially responsible for wastes present at the Hi-View Terrace site in West Seneca, New York, and requested information with respect to this site. EPA has been advised that Donner-Hanna's records do not indicate any involvement with the site.

     (f) NSC, Earth Sciences, Inc. and Southwire Company are general partners in the Alumet Partnership ("Alumet"), which has been identified by the EPA as one of approximately 260 PRPs at the Lowry Landfill Superfund Site. Alumet presented information to the EPA in support of its position that the material it sent to this site is not a hazardous substance. EPA has rejected this position, and on November 15, 1993, Alumet received a demand letter from the EPA requesting approximately $15.3 million for its past response costs incurred as of the date of the letter. NSC believes that the same demand letter was sent to all PRPs that sent over 300,000 gallons of waste to the site. The owners and operators of the Lowry Landfill -- the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. -- are performing the remediation activities at the site. The City and County of Denver (the "Plaintiffs") in December 1991 filed a complaint against 40 of the PRPs seeking reimbursement for past and future response costs incurred by the Plaintiffs at the Lowry Landfill site. Subsequently, the Plaintiffs reached a confidential settlement agreement with Earth Sciences, Inc. and unsuccessfully attempted to add Alumet as a third-party defendant. In June 1993, Alumet received a settlement demand from the owners and operators of the Lowry Landfill for response costs associated with Alumet's wastes that were not covered by the earlier confidential settlement agreement with Earth Sciences, Inc. On May 11, 1994, the EPA issued a Special Notice Letter to Alumet alleging that Alumet is a PRP under CERCLA for cleanup of the Lowry Landfill site and demanding payment of the EPA's past and future response costs. The City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management have filed a complaint against multiple entities, including Alumet, the registrant, NSC and Southwire. The complaint alleges that Alumet, the registrant, NSC and Southwire are liable under CERCLA for the costs of cleaning up the Lowry Landfill Site. On November 22, 1994, Alumet received a unilateral administrative order (the "Order") from the EPA directing recipients of the order to perform the remedial design and remedial action at the Lowry Landfill. EPA has determined that Alumet's percentage of the total volumetric contribution attributed to the 27 generator respondents listed on the Order is 4.33%. Sitewide past costs are currently $48.3 million and sitewide remedy costs are estimated to be $93.8 million. In May of 1995, Alumet reached a settlement with the Environmental Protection Agency and the Department of Justice concerning any liability Alumet may have with respect to this site. The terms of the settlement are embodied in a consent decree that was executed by both Alumet and the Department of Justice, and entered by the United States District Court for the District of Colorado under the terms of the settlement. An order was issued dismissing with prejudice the claims against Alumet, NSC, Southwire, and the Registrant. On March 1, 1996, Alumet paid the sum of $7.3 million in full settlement of all third party claims, including all claims by the government and by private plaintiffs (including the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management) with respect to this matter. NSC's share of the settlement was 50% of the overall amount, or $3.65 million, and was paid by NSC out of the $10 million deposited by the registrant with NSC as a prepayment of indemnification obligations.


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

     (b) In December 1988, NAC received correspondence from the EPA notifying NAC that the EPA considers it to be one of a number of PRPs for wastes present at the Fisher-Calo Chemical and Solvent Recovery Site in Kingsbury, Indiana. The EPA has ordered 23 of the parties (including NAC) to undertake and complete emergency removal activities at the site. The removal work has been substantially completed. In October 1990, the EPA sent a Special Notice Letter to approximately 350 PRPs, including NAC, requesting the PRPs' voluntary participation in performing or financing the remedial design/remedial action at the site, the cost of which is estimated by the EPA to be approximately $31 million. The Special Notice Letter also demanded payment of the EPA's past costs at the site. The PRPs estimate that the total cost associated with the cleanup will amount to $47 million. In August 1991, NAC was one of approximately 52 PRPs who executed a Consent Decree to perform the remedial design/remedial action which was lodged with the federal district court on December 30, 1991. In addition, NAC is one of approximately 45 PRPs who, in January 1992, agreed to institute a contribution action for the recovery of response costs from non-participating PRPs. Pursuant to the terms of the Consent Decree and Cost Sharing Agreement among the PRPs, NAC has paid its allocated share of approximately $890,000. However, this figure does not include any potential cost overruns, funding of the planned contribution action against the non-participating PRPs, or annual administrative fees of $4,000.

     (c) On October 16, 1989, the United States filed a complaint in the United States District Court for the District of New Jersey entitled United States v. Helen Kramer, et al., seeking reimbursement of the EPA's response costs as well as a declaratory judgment as to liability for future response costs with respect to the Helen Kramer Landfill Site in Mantua Township, New Jersey. Neither NAC nor the registrant was named as a defendant in the litigation, but 13 of the 26 named defendants have filed a third-party complaint for contribution against 264 third-party defendants, including Denny Corporation. NAC was served with the third-party complaint as successor to Denny Corporation on January 17, 1991. On July 8, 1991, the court issued an order granting the third-party defendants' motion to separate the trial of the third-party claims from the trial of the primary claims but denying the third-party defendants' motion to stay discovery as to the third-party claims. NAC has opted into a court-approved Settlement Process Protocol and has prepared responses to an informal discovery questionnaire which will form the basis of an allocation scheme among the third-party defendants. NAC continues to participate in the settlement process and is awaiting the completion of a draft allocation scheme, which is being prepared by an independent third-party.

     (d) In March 1991, the EPA notified NAC that the EPA considers the former Hastings Aluminum Products Division of NAC to be one of a number of PRPs for the presence of wastes at the Organic Chemical Site near Grandville, Michigan and has requested NAC's voluntary participation in certain remedial actions. In January 1992, NAC and approximately 150 other PRPs received an Administrative Order from the EPA requiring the recipients to perform the first phase of the remediation at the site. NAC has joined a PRP group with several other PRPs to perform collectively the first phase of the site remediation, which is estimated by the EPA to cost approximately $6 million. The PRPs, including NAC, have informed the EPA that they intend to comply with the terms of the Administrative Order.

     (e) In May 1991, the EPA contacted NAC and requested information regarding NAC's disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. NAC responded to the EPA's request, indicating that NAC had disposed of materials at the Green River Disposal Site, but asserting that the materials sent to the site were not hazardous. In January 1992, the EPA notified NAC that the EPA considers NAC to be one of a number of PRPs for contamination at the site. The EPA proposed that NAC enter into negotiations with the Green River Coordinating Committee, a group of PRPs performing a RI/FS pursuant to an administrative order. In March 1992, the Green River Coordinating Committee proposed an allocation formula for funding the RI/FS, to which NAC and numerous other parties have objected. Many of the objecting parties, including NAC, formed the Green River Review Committee which entered into negotiations with the Coordinating Committee to develop a more equitable allocation scheme. In February 1993, the Review Committee entered into a settlement agreement with the Coordinating Committee, pursuant to which the Review Committee's 18 members agreed to pay 21% of the costs associated with the RI/FS, which are estimated to be $4.7 million. As part of the settlement, NAC paid $40,739.00, although NAC will be required to pay additional sums if the cost of the RI/FS exceeds the current estimate. On June 1, 1995, EPA issued a special notice letter to NAC and numerous PRPs to make "good faith offers" to implement the Remedial Action at the Green River Site. In addition, the special notice letter demanded reimbursement of approximately $800,000 in past response costs incurred by EPA to date at the Site and designates NAC as a PRP for future response costs that may be incurred by EPA. On or about March 29, 1996, EPA, pursuant to section 106 of CERCLA, issued a unilateral administrative order to ten parties, including NAC, requiring them to perform the Remedial Action. In response to the Order, NAC and a number of Order recipients filed a notice of intent to comply. The exact cost of the Remedial Action is unknown at this time. In addition, the Coordinating Committee has issued a demand letter to NAC and several other PRPs, seeking reimbursement of a percentage of costs associated with the installation of the leachate collection system and performing the Remedial Design. NAC is currently evaluating the merits of the Coordinating Committee's demand, which seeks payment of more than $60,000 for NAC. The registrant will investigate these issues as they develop.

     (f) In May of 1995 NAC received notice that it was a defendant in a lawsuit entitled AT&T Global Information Solution Company, et al. v. Union Tank Company, et al., filed in the United States District Court for the Southern District of Ohio. The plaintiffs seek to recover costs they have incurred or will incur in response to the release or threatened release of hazardous substances from the Grandville Solvent Site in Grandville, Ohio, and allege that NAC has liability pursuant to the provisions of CERCLA. The plaintiffs allege that hazardous waste was disposed at the Grandville Solvent Site by NAC's former operating plant in Caldwell, Ohio. Subsequent to the filing of the complaint, NAC received an invitation to join the PRP group and enter into a settlement with the EPA similar to that entered into by other parties. Records indicate that NAC arranged for the disposal of 1800 gallons of alleged hazardous waste at the Grandville Solvent Site. A total of 455,814 gallons of material was disposed of at the site by NAC according to the manifest which would give NAC a percent ranking at the site of 0.3949%. NAC accepted the PRP group's offer of settlement and executed an Administrative Order on Consent, Participation Agreement, and Assignment of Claims. The complaint was dismissed without prejudice and NAC was realigned as a plaintiff in the action.

     (g) Following the sale of all of the issued and outstanding capital stock of National Luxembourg Aluminum Company S.A., a Luxembourg Corporation ("NLAC"), to AB Electrolux, a Swedish Corporation ("AB"), pursuant to an agreement, dated January 5, 1989 among NAC, the registrant and AB (the "Purchase Agreement"), certain disputes arose among the parties with respect to the accounting standards used prior to the sale. The disputes were submitted for final resolution to the accounting firm of Price Waterhouse, which agreed with the position asserted by the registrant and NAC. In the fall of 1990, AB and its representatives contacted NAC and the registrant, claiming that AB was entitled to a price reduction of approximately $7 million due to certain alleged failures of the financial statements of NLAC to be in accordance with the provisions of the Purchase Agreement. In light of the threat of litigation, and with reference to the earlier decision by Price Waterhouse, NAC and the registrant instituted National Aluminum Corporation and National Intergroup, Inc. v. AB Electrolux, Civil Action No. 90-1749, in the United States District Court for the Western District of Pennsylvania, which was essentially a Petition for Order Confirming Foreign Arbitration Award based on the International Convention of the Recognition and Enforcement of Foreign Arbitral Orders. AB filed a motion to dismiss the petition of NAC based on the argument that the court did not have jurisdiction over the dispute. The motion to dismiss was granted in July, 1993.

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

NATIONAL STEEL SERVICE CENTER

     By letter dated February 17, 1994, counsel for 21 Pacella Corporation and William A. Haas wrote to the registrant, National Steel Service Center, Inc. ("NSSC"), NSC, and other companies stating that there was reason to believe that a release or threat of release of oil or hazardous material had occurred at property known as 21 Pacella Park Drive in Randolph, Massachusetts, and that the various companies receiving the letter were liable under Massachusetts law. Counsel alleges that 21 Pacella Corporation had spent approximately $46,000 in consulting and legal fees to date and that the future response costs could reach or exceed $700,000. All of the issued and outstanding common stock of NSSC was sold by the registrant to Traxxon, Inc., on August 5, 1986. On April 29, 1994, the registrant filed a response rejecting all of the claims of 21 Pacella Corporation and William A. Haas. The response denies that the registrant has any responsibility for reimbursement for past or future response costs or any diminution in property value. In accordance with Massachusetts law, the registrant participated in a mediation with the claimants on February 9 and 10, 1995. The mediation did not result in a settlement. Shortly thereafter, the registrant was served with a complaint seeking reimbursement and damages. On March 14, 1995, the action was removed to the United States District Court for the District of Massachusetts (21 Pacella Corp. and William
A. Haas v. National Steel Corporation and National Intergroup Inc., C.A. No. 95-10524-NG.) The parties are subject to a discovery order and a pretrial order. On April 15, 1996, the Corporation moved for summary judgment on the ground that the court lacked personal jurisdiction. That motion is now pending. If summary judgment is not granted, trial is currently scheduled for December 1996.

ENVIRONMENTAL INSURANCE LITIGATION

     The registrant, NSC, NAC, NSSC and Alumet were insured under policies purchased by NSC during the time period relevant to their involvement at the various environmental sites described above. On August 9, 1994, Alumet commenced a lawsuit in Colorado, Alumet Partnership v. Continental Casualty Co., No. 94-CV-1728 (Colo. Dist. Ct., Arapahoe County), against three insurers seeking a declaratory judgment that Alumet is entitled to coverage for the Lowry landfill claims and damages for breach of contract. In May, 1996, the insureds dismissed their lawsuit in consideration of a cash settlement paid by Continental Casualty Co.

     On March 20, 1995, National Steel Corporation, NAC and the registrant filed a lawsuit in the Circuit Court of Hancock County, West Virginia against Continental Casualty Co., the Insurance Company of North America and various other carriers seeking coverage for certain environmental claims.
Subsequently, on May 24, 1995, Continental Casualty Co. filed a lawsuit in the Superior Court in Delaware for a declaratory judgment that it owed the policy holders no coverage for these claims. Continental Casualty Co. et al., v. National Steel Corp., et al., No. 95C-05-237 (Sup. Ct. for New Castle County, Delaware). On March 5, 1996, the West Virginia court denied the insurers' motion to dismiss the complaint on the grounds of forum non conveniens. The principal case is proceeding in West Virginia and a case management order was entered on May 29, 1996 which contemplates a trial in the Spring of 1997. In addition, the court has ordered a mediation session during the week of July 29, 1996.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The registrant's common stock is listed for trading on the New York Stock Exchange. At May 31, 1996, the registrant had 6,667 stockholders of record. Information concerning the high and low market prices of the registrant's common and preferred stock and dividends declared on such stock for each quarter in the last two fiscal years are shown below:


                              GENERAL INFORMATION

STOCK PRICES FOR FISCAL 1996 AND 1995

                                                   Market Price Range             Dividends Declared Per
                                                                                          Share
- ----------------------------------------------------------------------------------------------------------
                                              Fiscal 1996       Fiscal 1995
- ----------------------------------------------------------------------------------------------------------
                                             High     Low      High     Low     Fiscal 1996    Fiscal 1995
- ----------------------------------------------------------------------------------------------------------
Common Stock (Symbol: Fox)
  1st Quarter.............................. $20      $17 3/4  $18 3/4  $15 1/8     $   0          $   0
  2nd Quarter..............................  26       17 3/4   18 1/2   14 5/8         0**            0
  3rd Quarter..............................  28 3/8   21 3/4   17 1/8   14 1/4         0              0
  4th Quarter..............................  26 3/4   15       19 7/8   14 3/8         0              0
- ----------------------------------------------------------------------------------------------------------
Preferred Stock (Symbol: FoxPr)
  1st Quarter..............................  53 1/2   50 1/4   52 1/2   49 7/8      1.25           1.25
  2nd Quarter..............................  55       51       52       49 1/4      1.25           1.25
  3rd Quarter..............................  55 3/4   52 1/4   50 3/4   48 1/4      1.25           1.25
  4th Quarter..............................  55       49       51 1/2   49 1/4      1.25           1.25
- ----------------------------------------------------------------------------------------------------------
Preferred Stock Series A (Symbol: FoxA)
  1st Quarter..............................  36 5/8   33 1/2   36       34          1.05*          1.05*
  2nd Quarter..............................  38 1/4   35 3/4   35 5/8   34 3/8      1.05*          1.05*
  3rd Quarter..............................  38 1/4   36       35       31 5/8      1.05*          1.05*
  4th Quarter..............................  37 7/8   30 1/4   35 1/2   32          1.05*          1.05*
- ----------------------------------------------------------------------------------------------------------

* Paid in additional shares of Series A Preferred Stock.

** Paid a dividend of one share of Ben Franklin Retail Stores, Inc. common stock for every six shares of the registrant's common stock.

     Information with respect to restrictions on the payment of dividends is incorporated herein by reference to Note L of the Notes to the Consolidated Financial Statements contained herein in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary should be read in conjunction with the consolidated financial statements contained herein:


                  Foxmeyer Health Corporation and Subsidiaries

                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA

                                                            For the years ended March 31,
(In million of dollars, except per share data) 1996         1995         1994         1993         1992
- ---------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net sales................................  $5,487.4     $4,805.9     $5,050.0     $4,478.4     $3,020.5
  Operating costs..........................   5,537.4      4,741.8      4,993.5      4,470.8      2,984.8
  Operating income (loss)..................     (50.0)        64.1         56.5          7.6         35.7
  Financing costs, net.....................      30.6         20.9         20.8         12.9         16.1
  National Steel Corporation...............       3.3          5.4          5.3        (15.1)         7.5
  Equity in income (loss) of affiliates....      (4.6)         0.8         (0.5)         6.3          2.7
  Income tax provision (benefit)...........     (27.9)         2.1          2.9        (18.1)         8.4
  Minority interest in results of
     operations
     of consolidated subsidiaries..........       2.1          4.1          6.1          2.3          9.7
  Income (loss) from continuing operations
     before extraordinary item.............     (56.1)        43.2         31.5          1.7         11.7
  Discontinued operations..................      (7.6)        (1.6)        (2.0)        (1.1)        24.5
  Income (loss) before extraordinary
     item..................................     (63.7)        41.6         29.5          0.6         36.2
  Extraordinary item.......................        --           --           --           --         (5.8)
  Net income (loss)........................  $  (63.7)    $   41.6     $   29.5     $    0.6     $   30.4
- ---------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
  EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS.................  $  (4.51)    $   1.63     $   1.22     $  (0.18)    $   0.29
     Discontinued operations...............     (0.44)       (0.11)       (0.12)       (0.06)        1.14
     Extraordinary item....................        --           --           --           --        (0.27)
     Earnings (loss) per share.............  $  (4.95)    $   1.52     $   1.10     $  (0.24)    $   1.16
  Cash dividends per share.................        --           --           --           --           --
  Average number of common shares
     outstanding
     (in thousands)........................    17,115       14,827       16,931       19,967       21,444
- ---------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
  Working capital..........................  $  276.4     $  444.5     $  375.0     $  373.2     $  307.8
  Total assets.............................   1,577.1      1,777.0      1,525.5      1,562.1      1,137.4
  Capital expenditures.....................      40.8         59.1         56.3         20.1         20.2
  Long-term debt...........................     403.8        422.8        310.9        256.6         29.6
  Redeemable preferred stock...............     187.3        175.0        164.8         50.6         55.0
  Stockholders' equity.....................     202.5        304.2        224.8        360.1        377.6
- ---------------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
  Current Ratio............................    1.38:1       1.57:1       1.59:1       1.52:1       1.71:1
  Long-term debt as a percent of total
     capitalization........................      50.9%        46.9%        44.4%        38.5%         6.4%
  Return on average common stockholders'
     equity................................     (25.1)%       15.7%        10.1%         0.2%         7.7%
  Return on net sales......................      (1.2)%        0.9%         0.6%         0.0%         1.0%
- ---------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by acquisitions, dispositions and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. Securities and Exchange Commission regulations require that capitalization ratios also be shown with redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 74.5%, 66.3%, 67.9%, 46.0%, and 18.3%, respectively, for each of the five years ended March 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Fiscal year ended March 31, 1996 was both challenging and disappointing for FoxMeyer Health Corporation and its subsidiaries (the "Corporation"). During the year, the Corporation implemented a number of new systems in connection with its Delta information system project and the opening of its new automated national distribution center located in Washington Court House, Ohio. As part of these strategic and operational initiatives, in conjunction with other cost reduction measures, the Corporation recognized an unusual charge in the third quarter. During the fourth quarter the Corporation recorded additional charges related to the implementation of these systems.

  The Corporation is primarily engaged in the wholesale distribution of a full line of pharmaceutical products and health and beauty aids to independent drug stores, hospitals, alternate care facilities and chain stores in the United States. The Corporation conducts its business principally through one operating unit, FoxMeyer Corporation and its subsidiaries ("FoxMeyer").

  For the fiscal year ended March 31, 1996 the Corporation recorded a loss of $4.95 per share which included the effects of an unusual charge of $47.4 million related to cost reduction measures, losses on contracts and write-offs related to certain impaired assets (see Results of Operations below) recorded in the third quarter. In addition, during the fourth quarter the Corporation recorded additional charges of $18.5 million related to the implementation of new systems in connection with its Delta information project and the opening of its new national distribution center. The Corporation also recorded a $15.5 million increase in its valuation allowance on accounts receivable during the fourth quarter (see Results of Operations "Other Charges").

  The results for the year, even without the charges discussed above, were disappointing. In addition, the results of operations thus far for fiscal 1997 reflect continuing monthly losses. Management is undertaking a number of initiatives that will be implemented over the next several months that it believes will significantly improve the current trend later in fiscal 1997. Successful implementation of these initiatives will require the continued support of the Corporation's customers and suppliers. There can be no assurance that the Corporation will be successful in the implementation and execution of these initiatives. While some of these initiatives would result in a reduction of sales volume, management believes that it can maximize the use of its working capital and other assets by refocusing its efforts on those segments of its operations which it believes provide the greatest potential for future profitability.

  In July 1995, the Corporation adopted a plan to dispose of certain segments consisting of its managed care and certain information service operations. Losses of $7.6 million were recorded in 1996 related to the operations of these businesses and the expected loss on their sale. The Corporation has completed the sale of two of the businesses and is in negotiations and expects to complete the sale of one of the two remaining businesses by the end of the second quarter of fiscal 1997.

  On September 29, 1995, the Corporation distributed a majority of its common stock holdings in Ben Franklin Retail Stores, Inc. ("Ben Franklin") through a dividend of one share of Ben Franklin common stock for every six shares of the Corporation's common stock. The Corporation still owns 17.4% of Ben Franklin's common stock.

  In September 1995, the Corporation acquired a majority interest in Hamilton Morgan L.L.C., a Delaware limited liability company ("Hamilton Morgan"). Hamilton Morgan subsequently acquired approximately 31% of the outstanding common stock of Phar-Mor, Inc. ("Phar-Mor"), a deep discount drug store chain. As a result of the Corporation's ownership of Hamilton Morgan, and the common stock of Phar-Mor the Corporation acquired as part of the settlement of its bankruptcy claim against Phar-Mor, the Corporation owns, net of minority interest, approximately 29.4% of Phar-Mor.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1996 COMPARED
TO YEAR ENDED MARCH 31, 1995

OPERATING LOSS

Net sales increased $681.5 million to $5,487.4 million for the year ended March 31, 1996, as compared to $4,805.9 million for the year ended March 31, 1995. Net sales to hospitals and alternative care facilities increased significantly principally as a result of sales made under a contract to a hospital buying group, the University Hospital Consortium ("UHC"). Sales to independent drug stores and bulk sales also showed improvement. Sales after the first quarter of fiscal 1997 are expected to decline due to the initiatives referred to above and in as much as the Corporation and RiteAid Corporation ("RiteAid"), a national retail drug store chain, have mutually agreed to terminate their relationship by July 1996. RiteAid accounted for $416.8 million in net sales in 1996.

  Gross profit decreased $33.2 million to $233.1 million for the year ended March 31, 1996 as compared to the prior year. As a percentage of sales, gross margin decreased from 5.5% to 4.2% of net sales for the years ended March 31, 1995 and 1996, respectively. Increased sales to large volume and lower margin customers, such as UHC and RiteAid, as well as continuing price competition throughout the industry contributed to this decrease. In addition, the Corporation recorded certain losses related to new systems that also decreased gross profit and gross margin (see discussion of "Other Charges" below).

  Operating costs other than cost of goods sold ("operating expenses"), excluding the unusual items described below, increased $38.5 million to $251.1 million for the year ended March 31, 1996 as compared to $212.6 million for the year ended March 31, 1995, primarily due to increased sales. A portion of the increase was related to the start-up of new systems and distribution centers as well as to an increase in the allowance for doubtful accounts (see discussion of "Other Charges" below). As a percentage of net sales, operating expenses increased to 4.6% from 4.4% in the prior year primarily due to the increased allowance for doubtful accounts. While the Corporation has taken steps to reduce its operating costs, as described below in the explanation of 1996 unusual items, additional cost reductions will be necessary to improve profitability. The ability of management to reduce costs quickly and efficiently, in connection with its initiatives for fiscal 1997, will be a significant factor in future profitability.

  For 1996, the unusual items of $47.4 million consist of certain charges related to (i) the closing or relocation of distribution facilities, including costs to shut-down the Corporation's trading operations, (ii) the closing of the Wichita, Kansas data processing center and the write-off of the remaining book value of systems that are being replaced, (iii) severance costs for personnel reductions involving approximately 100 employees, primarily at the Corporation's corporate office, (iv) losses expected for certain customer contracts and (v) the write-off of certain impaired long-term assets. Partially offsetting the charges were $6.4 million of recoveries on a prior year unusual charge related to the Phar-Mor bankruptcy (See Note F to the accompanying consolidated financial statements). Approximately $10.5 million of the total unusual charges will require future cash expenditures primarily related to customer contracts, severance costs and the closing of the data processing center. The unusual item for 1995 represented additional reserves and legal costs related to the Phar-Mor bankruptcy.

  Other income decreased $23.7 million to $15.5 million for the year ended March 31, 1996 as compared to $39.2 million for the year ended March 31, 1995. In 1995, the Corporation recognized contingent fee income of $35.8 million from a fiscal 1990 asset sale and a $1.7 million loss from the write-off of certain software. In 1996, the Corporation realized gains of $19.6 million on the settlement of certain unresolved issues related to the fiscal 1992 sale of The Permian Corporation and other contingencies. In addition, the Corporation recorded a write-down of $3.4 million in the value of the Corporation's investment in Ben Franklin to its market value and a $3.9 million increase in the cost of the accounts receivable financing program. Results from real estate operations were approximately the same when compared to the prior year while net gains on investments were lower in 1996 than in 1995.

OTHER CHARGES

During the fourth quarter of 1996 the Corporation recorded an adjustment to inventory that resulted in a charge to cost of goods sold of approximately $18.5 million. This adjustment was due primarily to significant information systems problems incurred in connection with the opening of the Corporation's new automated national distribution center in July 1995, and the installation of a new system utilized to record the transfer of product among the Corporation's facilities. The problems caused by the initial inadequacies of these systems resulted in the Corporation shipping more product to some of its customers than it billed, and inflated the amount of credit given to certain of its customers. The ability of the Corporation to track certain shipments was significantly impaired as well.

  The magnitude of the problem was not identified until subsequent to year end at which time the Corporation retained the services of an independent third party to help evaluate the problem and provide assurance the Corporation has implemented appropriate measures to resolve the problems and prevent them from recurring. In connection with the national distribution center project, the Corporation engaged, and relied upon, the services of a number of professional consulting firms, equipment manufacturers and software development companies to manage the design, installation and implementation (including adequate training) of the various systems. As a result of the Corporation's own analysis of this inventory shortage, discussion with the independent third party retained by the Corporation to evaluate the problem and based on an evaluation of the nature of the inventory problems, the lack of sufficient information, and the time period covered, the Corporation does not believe it can reasonably estimate the impact of the adjustment on a quarter-by-quarter basis.

  The Corporation also recorded an additional charge to operating expenses of approximately $15.5 million, during the fourth quarter, to increase its allowance for doubtful accounts. A portion of the increase is due to billing problems arising from the issues addressed above. The remainder of the increase is the result of problems primarily related to customers serviced from facilities closed during fiscal 1996. As noted above, the Corporation does not believe it can reasonably estimate the impact of the adjustment on a quarter-by-quarter basis.

  Management believes that all material problems have been identified and resolved and that the adjustments referred to above are non-recurring in nature.

NET FINANCING COSTS

  Net financing costs increased $9.6 million to $30.6 million for the year ended March 31, 1996, as compared to $21.0 million for the year ended March 31, 1995. Interest income decreased slightly as a result of the early repayment of certain real estate notes receivable investments in late 1995 and early 1996. Interest expense increased by $9.5 million to $34.8 million in 1996. Average debt for the year increased by approximately $148.9 million over the year ended March 31, 1995. A portion of the additional borrowed funds were from borrowings under the Corporation's revolving credit facilities and were primarily used to finance the increase in net working capital required to support expanded business and capital investments. Additional borrowings were used to finance the investment in Hamilton Morgan and real estate acquisitions. On average, the Corporation's cost of debt decreased slightly as compared to the year ended March 31, 1995.

NATIONAL STEEL CORPORATION RESULTS

  The net preferred income for National Steel Corporation ("NSC") was $3.3 million for the year ended March 31, 1996, compared to $5.4 million for the prior period. An increase in the expense related to the Weirton pension obligation for the year ended March 31, 1996 was the primary reason for the $2.1 million decrease.

EQUITY IN INCOME (LOSS) OF AFFILIATES

  The equity in income (loss) of affiliates primarily represented 68% and 17% of Ben Franklin's results for the first six months and the last six months of fiscal 1996, respectively, and 47% of FoxMeyer Canada Inc.'s ("FoxMeyer Canada") loss for the current year. The current year also included the Corporation's equity in the income of Phar-Mor. In the prior year, the equity in income of affiliates consisted of 67% of Ben Franklin's income and 47% of FoxMeyer Canada's loss. The decrease of $5.4 million in equity income (loss) of affiliates is the result of the effects of (i) the decrease in results in Ben Franklin from a significant 1996 operating loss partially offset by the decrease in the Corporation's ownership in Ben Franklin,

(ii) increased operating losses related to the expansion of FoxMeyer Canada's business and (iii) the favorable results of Phar-Mor. Ben Franklin's 1996 operating loss of $27.1 million reflected a $13.2 million pre-tax charge associated with the closing of seven crafts superstores, the relocation costs of certain facilities and adjustments and provisions for uncollectible trade receivables. In addition, the operating loss reflects reduced margins on retail sales from crafts superstores owned by Ben Franklin due to heavy promotional activity.

INCOME TAXES

The Corporation recorded an income tax benefit of $27.9 million for the year ended March 31, 1996 as compared to a provision of $2.1 million for the year ended March 31, 1995. The current year benefit reflects the loss from continuing operations. The low effective tax rate for the prior period was primarily the result of the reduction in the deferred tax asset valuation allowance.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF
CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of consolidated subsidiaries was $2.1 million for the year ended March 31, 1996 as compared to $4.1 million for the year ended March 31, 1995. The minority interest in 1996 related to real estate partnerships and Hamilton Morgan. In 1995, the minority interest related to real estate partnerships and FoxMeyer. The decrease was primarily attributable to the elimination of the minority interest in FoxMeyer resulting from the Corporation's October 1994 acquisition of the 19.5% common stock interest in FoxMeyer that it did not already own.

DISCONTINUED OPERATIONS

The loss from discontinued operations for 1996 was $0.5 million, representing the after-tax loss to the measurement date of June 30, 1995, as compared to $1.6 million after-tax loss for the whole year of 1995. The Corporation also recognized a loss from disposition of $7.1 million reflecting the expected after-tax losses from operations after June 30, 1995 and the expected loss from the disposition of the assets of the discontinued operations. Approximately $5.6 million of after-tax operating losses were incurred from June 30, 1995 to March 31, 1996. The increase in the operating loss from $1.6 million in 1995 to $6.1 million for the entire year of 1996 was primarily due to charges related to the settlement of a lawsuit, increased operating costs related to the acquisition of new businesses in 1995 and early 1996, and charges related to the disposition of these segments.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $21.1 million for the year ended March 31, 1996, compared to $19.1 million for the year ended March 31, 1995. The increase of $2.0 million is primarily due to the payment of incremental dividends-in-kind on the outstanding Series A preferred stock.

YEAR ENDED MARCH 31, 1995 COMPARED
TO YEAR ENDED MARCH 31, 1994

OPERATING INCOME

Net sales decreased $244.1 million to $4,805.9 million for the year ended March 31, 1995, as compared to $5,050.0 million for the year ended March 31, 1994. Net sales decreased across all of the Corporation's customer segments with the exception of hospitals and alternative care facilities. The sales decline at the Corporation was due primarily to intense competition among pharmaceutical distributors for new customers and the Corporation's decision, in some cases, not to lower prices to keep certain customers. Sales for the hospital customer segment were favorably impacted by the UHC contract.

  Gross profit decreased $14.6 million to $266.3 million for the year ended March 31, 1995 as compared to $280.9 million for the year ended March 31, 1994. However, as a percentage of net sales, gross profit remained relatively constant at 5.5% as compared to 5.6% for the year ended March 31, 1994. Price competition in the industry and the decline in the frequency and magnitude of price increases by pharmaceutical manufacturers, which reduced the Corporation's inventory investment buying opportunities, exerted pressure on gross margin.

  Operating expenses increased $10.7 million in 1995 compared to 1994 primarily as a result of the $28.8 million write-down of the Phar-Mor receivable and related legal fees in 1995 compared to $0.2 million in 1994. Excluding the effect of the Phar-Mor charges, operating expenses decreased $17.9 million in 1995. The reduction in expenses was a result of lower sales volume and the implementation of cost reduction programs in 1995. The impact of these cost reduction programs was partially offset by the opening of 7 new distribution centers, the costs associated with upgrading information systems and the development of other business initiatives. As a percentage of net sales, operating expenses, excluding the Phar-Mor charges, were 4.4% and 4.6% for 1995 and 1994, respectively.

  Other income increased $33.0 million in 1995 as compared to 1994 primarily as a result of a $35.8 million settlement in 1995 of all future contingent payments arising from an asset sale in fiscal 1990. In addition, earnings for the Corporation's real estate operations and other investments in 1995 exceeded 1994 results. Offsetting these favorable variances was the increased cost of an accounts receivable financing program resulting from the program being in place for all of 1995 as compared to only five months in 1994 and the receivables sold increasing from $125.0 million to $200.0 million in November, 1994. Furthermore, 1994 contained a gain on the termination of certain operating leases. In 1995, other income also included a loss on the write-down of certain software.

NET FINANCING COSTS

Net financing costs increased $0.2 million to $21.0 million for the year ended March 31, 1995 from $20.8 million for the year ended March 31, 1994. Interest income increased $0.7 million in 1995 over 1994. Interest expense increased $0.9 million as compared to 1994. Average borrowings increased slightly from approximately $306.8 million during 1994 to $307.3 million during 1995. The average interest rate rose during 1995 primarily as a result of higher variable rates on the Corporation's revolving credit agreements. The average borrowings for 1995 would have been higher if FoxMeyer had not increased its accounts receivable financing agreement from $125.0 million to $200.0 million. FoxMeyer used the additional $75.0 million of proceeds to reduce borrowings under its revolving credit facilities. The costs associated with the sale of accounts receivable were charged against operating income.

NATIONAL STEEL CORPORATION RESULTS

The Corporation's investment in NSC reflects income of $5.4 million in 1995 compared to $5.3 million in 1994. The Corporation recognized a loss on the sale of NSC common stock of $2.4 million in 1994. In 1995, net preferred dividend income decreased $2.2 million from 1994 primarily due to the redemption of 10,000 shares of NSC Preferred Stock in 1994.

EQUITY IN INCOME (LOSS) OF AFFILIATES

The increase in equity in income of $1.3 million over the loss of $0.5 million reported in 1994 was primarily the result of the increase in net income of Ben Franklin from 1994 to 1995. During 1994 Ben Franklin recorded a restructuring charge that resulted in a loss for the full year.

INCOME TAXES

The Corporation recorded an income tax provision of $2.1 million for the year ended March 31, 1995 as compared to $3.0 million for the year ended March 31, 1994. The low effective tax rates for 1995 and 1994 were primarily the result of reductions in the deferred tax asset valuation allowance.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF
CONSOLIDATED SUBSIDIARIES

The minority interest in the net income of consolidated subsidiaries was $4.1 million for the year ended March 31, 1995 as compared to $6.1 million for the year ended March 31, 1994. The decrease was attributable to the elimination of the minority interest in FoxMeyer resulting from the Corporation's October 1994 acquisition of the 19.5% common stock interest of FoxMeyer that it did not already own, partially offset by the increase in net income of the Corporation's real estate limited partnerships.

DISCONTINUED OPERATIONS

The loss on discontinued operations for 1995 was $1.6 million as compared to $2.0 million in 1994. The decrease in the loss is primarily the result of the acquisition of Scrip Card Enterprises, Inc. on April 1, 1994 which had a positive impact on earnings of the managed care operations during 1995.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $19.1 million for the year ended March 31, 1995 compared to $10.8 million for the year ended March 31, 1994. The increase was due to the exchange of approximately 6.8 million shares of common stock for 3.4 million shares of a new series of preferred stock in November, 1993 resulting in a full year of preferred stock dividends in 1995 as compared to only five months during 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations (which includes working capital components) was $36.7 million for the year ended March 31, 1996. The change in working capital components provided $47.4 million of funds primarily from the decrease in inventory from March 31, 1995 to March 31, 1996.

  Cash used in investing activities was $106.6 million for the year ended March 31, 1996. Approximately $51.2 million of funds, net of proceeds from the sale of investments, were used to purchase investments that include the Corporation's equity investment in Phar-Mor. Approximately $40.8 million of funds were used to purchase property and equipment during this period.

  Financing activities provided $61.6 million of cash for the year ended March 31, 1996. The proceeds from increased borrowings of $69.2 million, net of repayments, were the principal source of the funds provided. Net borrowings under the Corporation's various credit facilities increased by $48.0 million during this period.

  Management assesses FoxMeyer's liquidity separately from certain holding company, corporate office and other miscellaneous activities, including certain real estate limited partnership activities (collectively, the "Holding Company"). While FoxMeyer is a wholly-owned subsidiary of the Corporation, FoxMeyer's new financing agreements, which are discussed below, limit the ability of FoxMeyer to transfer funds to the Holding Company. The new financing agreements allow, among other things, payments to the Holding Company under a tax sharing agreement between the Holding Company and FoxMeyer and for dividend payments to the Holding Company subject to certain limitations. Under the most restrictive of these limitations, no dividends can be paid by FoxMeyer to the Holding Company in fiscal 1997. These debt agreements also restrict intercompany loans or other asset transfers with the Holding Company. The following is a discussion of the liquidity and capital resources of each unit.

FOXMEYER

As of March 31, 1996, FoxMeyer had borrowed $180.8 million under its $295.0 million revolving credit facility (the "FoxMeyer Credit Facility") at an average interest rate of 7.0%. The average and maximum amounts borrowed during the year ended March 31, 1996 under the FoxMeyer Credit Facility and a $60.0 million seasonal credit facility, which expired March 31, 1996, were $228.5 million and $341.0 million, respectively. The FoxMeyer Credit Facility was to expire December 31, 1997. As a result of losses during 1996 from the unusual items and other charges as described above, FoxMeyer was in violation of certain covenants under the FoxMeyer Credit Facility and the $200.0 million accounts receivable financing program. The Corporation requested and received waivers of these covenants until June 30, 1996.

  On June 19, 1996, FoxMeyer, through its wholly-owned subsidiary FoxMeyer Drug Company, entered into new financing agreements for a $475.0 million revolving credit facility (the "New FoxMeyer Credit Facility") and a $275.0 million accounts receivable financing program (the "New Receivable Financing"), both of which mature in five years. Borrowings under these facilities were used to repay amounts outstanding under the FoxMeyer Credit Facility, to retire the $198.0 million FoxMeyer senior notes and to replace the $200.0 million accounts receivable financing program. In addition, approximately $22.5 million was used to purchase property and equipment that were being leased by FoxMeyer.

  The New FoxMeyer Credit Facility matures June 2001 and is secured by all the tangible and intangible assets of FoxMeyer except for certain real property and equipment. The interest rate on the New FoxMeyer Credit Facility, for the first year, will be based on either the prime rate plus 0.5% or a LIBOR rate (as defined) plus 2.0%. The New FoxMeyer Credit Facility contains certain affirmative and negative covenants including (i) restrictions on acquisitions, mergers, and sales of certain assets by FoxMeyer, (ii) restrictions on FoxMeyer's ability to enter into transactions with affiliates, (iii) restrictions on FoxMeyer's ability to incur additional indebtedness, to make capital expenditures, and to make certain loans, advances and investments, and
(iv) requirements to maintain a minimum interest coverage ratio, ratio of accounts payable to inventory and net worth. Assuming successful implementation of the initiatives described above, management believes that the

Corporation will be able to meet these covenant requirements during 1997. Amounts available under the New FoxMeyer Credit Facility are limited to a percentage of certain eligible inventory and accounts receivable balances. The New FoxMeyer Credit Facility limits the amount of dividends that can be paid by FoxMeyer to the Holding Company to the lesser of $15.0 million or 50% of FoxMeyer's prior fiscal year net income. Under this limitation, no dividends can be paid by FoxMeyer to the Holding Company in fiscal 1997. The New FoxMeyer Credit Facility does permit payments under a tax sharing agreement between FoxMeyer and the Holding Company but limits the amount of transfers of cash or other assets.

  The New Receivable Financing also matures June 2001 and provides that FoxMeyer will sell, with limited recourse, a percentage ownership interest in a defined pool of its trade receivables. The New Receivable Financing contains affirmative and negative covenants that are substantially the same as those in the New FoxMeyer Credit Facility. The cost of the New Receivable Financing will be based on commercial paper rates plus an additional margin of 0.875%.

  Concurrent with the refinancing, FoxMeyer declared and paid a dividend (the "FoxMeyer Dividend") to the Holding Company consisting of certain assets held by FoxMeyer, unrelated to its core distribution business, with a book value of $94.7 million at March 31, 1996. The FoxMeyer Dividend included substantially all the assets and liabilities of FoxMeyer's discontinued operations, another subsidiary that is an information service provider (US Health Data Interchange) and FoxMeyer's investments in FoxMeyer Canada, Phar-Mor and other marketable securities. FoxMeyer also forgave a $30.0 million loan to the Holding Company (the "Holding Company Loan").

  FoxMeyer's management expects that cash flow from operations and continued maintenance of its revolving credit facility and accounts receivable financing program will provide adequate cash to fund seasonal increases in inventories and receivables and to fund expected capital expenditures of up to $35.0 million in 1997.

HOLDING COMPANY

The Holding Company had cash and short-term investments of approximately $5.1 million at March 31, 1996. In addition, the Holding Company borrowed the maximum $15.0 million available under a revolving credit facility (the "Holding Company Facility") at March 31, 1996 at an average interest rate of 7.3%. The $15.0 million was outstanding during all of 1996. The Holding Company had $30.0 million outstanding under the Holding Company Loan which was forgiven by FoxMeyer in June 1996. The Holding Company also borrowed $20.0 million during 1996 to fund its purchase of Hamilton Morgan (the "Hamilton Facility").

  The Holding Company Facility matured April 1, 1996 but was amended to extend the maturity date until September 15, 1996. As a result of the amendments, the interest rates on the Holding Company Facility were changed to the prime rate plus .25% or a Euro-dollar rate (as defined) plus 2.75%. The Corporation is also required to use proceeds from the sale of certain assets, including those received as part of the FoxMeyer Dividend, to pay down the Holding Company Facility. The Holding Company Facility restricts the payment of cash dividends on the Corporation's common stock and its Series A preferred stock, limits the repurchase of shares of the Corporation's common stock, and restricts the type of investments that the Holding Company can make. Management believes that proceeds from the sale of certain marketable securities and the sale of discontinued operations received in the FoxMeyer Dividend will provide adequate funds to repay the Holding Company Facility.

  The Hamilton Facility requires payments of $2.5 million each in September 1996 and 1997 with the remainder due September 1998. The Hamilton Facility also requires that the Corporation maintain a minimum net worth, restricts the payment of cash dividends on the Corporation's common stock, and limits the amount that may be expended on the repurchase of shares of the Corporation's common stock. The Hamilton Facility is collateralized by (i) a portion of the Holding Company's shares of FoxMeyer, (ii) the Holding Company's interest in Phar-Mor common stock held by Hamilton Morgan and (iii) other marketable securities. The Holding Company has a collateral base deficiency of approximately $11.1 million at March 31,1996 based on the number of shares of FoxMeyer common stock available as collateral for the Hamilton Facility. Therefore, approximately $11.1 million of the Hamilton Facility has been classified as a current liability in the consolidated financial statements. The Holding Company is currently negotiating an amendment to the Hamilton Facility to cure the collateral base deficiency. Management believes that the Hamilton Facility will be renegotiated with the due dates for the principal payments remaining as originally established.

  The Holding Company's cash requirements during fiscal 1997 include the funding of monthly operating expenses, benefits obligations, dividend payments on the Corporation's convertible redeemable preferred stock and mandatory sinking fund payments thereon, repayment of the Holding Company Facility, the $2.5 million principal payment due under the Hamilton Facility and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. The Corporation intends to pay dividends-in-kind on its Series A preferred stock through October 1996, but the Holding Company will be required to pay cash dividends on a quarterly basis commencing January 1997. In addition, the Holding Company intends to make additional real estate and other investments.

  The Holding Company will rely on cash on hand, proceeds from the sale of discontinued operations and investments, borrowings against other investments, refinancing of real estate investments and any excess cash from its real estate operations to meet its operating expenses and to repay the Holding Company Facility. The Corporation expects to fund additional real estate investments primarily from additional non-recourse debt which management believes will be available at reasonable rates.

  FoxMeyer is prevented from transferring funds to the Holding Company except for tax sharing payments and dividends. Management believes that no significant dividend payments will be made in the next two years nor will any tax sharing payments be made because of substantial loss carryforwards available to FoxMeyer. In addition to FoxMeyer, assets held by the Holding Company after the FoxMeyer Dividend will be primarily investments in real estate partnerships, Ben Franklin, Phar-Mor, FoxMeyer Canada, FoxMeyer's discontinued operations and other securities and partnerships. These assets had an approximate carrying value of $95.6 million at March 31, 1996. In addition to the cash requirements described above, the Holding Company may be required to pay down the Hamilton Facility to correct the collateral base deficiency. As a result, the Holding Company may be required to liquidate a portion of its investments in affiliates and other investments in order to meet these payments. There can be no assurance as to the value of these assets or the ability of the Holding Company to timely liquidate these investments when funds are needed.

INFLATION

The Corporation is able to pass along inflationary cost increases through increased prices to customers. The Corporation believes its gross profit increases as prices of products it distributes increase. Specifically, the benefits derived from the Corporation's inventory investment buying, and its holding substantial quantities of inventory, are diminished with lower and less frequent price increases. Non-inventory cost increases, such as payroll, supplies and services, have generally been offset through these price increases and through volume and efficiency improvements.

OTHER

The Corporation has approximately $2.5 million in reserves in connection with environmental claims primarily related to businesses that were disposed of or discontinued (see Note Q to the accompanying consolidated financial statements). The Corporation paid approximately $0.2 million for claims and legal fees during fiscal 1996. At March 31, 1996, the Corporation also has a remaining prepayment on potential environmental claims of $7.2 million that is held by NSC. During 1996, the Corporation was released from all potential claims at one site after paying approximately $3.6 million from the prepayment held by NSC. Management presently believes that the remaining prepayment is adequate to cover all environmental claims which may arise from former NSC sites for which the Corporation has agreed to indemnify NSC (see Note J to the accompanying consolidated financial statements).

  The Financial Accounting Standards Board has issued two statements that impact the Corporation's accounting and reporting of certain financial statement information. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", will be effective for the fiscal year beginning April 1, 1996. While the Corporation has not currently adopted SFAS 121, the Corporation does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of SFAS 121. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", becomes effective for transactions after March 31, 1996. As permitted by SFAS 123, the Corporation will continue to apply the recognition and measurement provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS 123 beginning in fiscal 1997. Accordingly, there will be no impact on the consolidated financial statements from the adoption of SFAS 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
FoxMeyer Health Corporation
Carrollton, Texas

     We have audited the accompanying consolidated balance sheets of FoxMeyer Health Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31,1996. Our audits also included the financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FoxMeyer Health Corporation and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Dallas, Texas
June 28, 1996

                  Foxmeyer Health Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the years ended March 31,
        (In thousands, except per share amounts)              1996            1995            1994
- -----------------------------------------------------------------------------------------------------
NET SALES................................................  $5,487,362      $4,805,936      $5,049,952
OPERATING COSTS
  Cost of goods sold.....................................   5,254,276       4,539,679       4,769,062
  Selling, general and administrative expenses...........     226,314         191,668         211,367
  Depreciation and amortization..........................      24,774          20,889          19,044
  Unusual items..........................................      47,433          28,767             233
- -----------------------------------------------------------------------------------------------------
                                                              (65,435)         24,933          50,246
Other income.............................................      15,486          39,204           6,215
- -----------------------------------------------------------------------------------------------------
Operating income (loss)..................................     (49,949)         64,137          56,461
FINANCING COSTS
  Interest income........................................       4,140           4,379           3,613
  Interest expense.......................................      34,788          25,337          24,394
- -----------------------------------------------------------------------------------------------------
Financing costs, net.....................................      30,648          20,958          20,781
- -----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before National
  Steel Corporation, equity in income (loss) of
  affiliates, income tax
  provision (benefit) and minority interest..............     (80,597)         43,179          35,680
NATIONAL STEEL CORPORATION
  Loss on common stock investment........................          --              --          (2,350)
  Net preferred dividend income..........................       3,329           5,445           7,655
EQUITY IN INCOME (LOSS) OF AFFILIATES....................      (4,575)            778            (474)
- -----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
  tax provision (benefit) and minority interest..........     (81,843)         49,402          40,511
INCOME TAX PROVISION (BENEFIT)...........................     (27,916)          2,082           2,950
- -----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before minority
  interest...............................................     (53,927)         47,320          37,561
Minority interest in results of operations of
  consolidated subsidiaries..............................       2,117           4,125           6,097
- -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS.............     (56,044)         43,195          31,464
Discontinued operations:
  Loss from discontinued operations, net of tax..........        (536)         (1,581)         (1,952)
  Loss on disposal of discontinued operations, net of
     tax.................................................      (7,081)             --              --
- -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)........................................     (63,661)         41,614          29,512
Preferred stock dividends................................      21,108          19,096          10,830
- -----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS........  $  (84,769)     $   22,518      $   18,682
- -----------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations...............  $    (4.51)     $     1.63      $     1.22
  Discontinued operations................................       (0.44)          (0.11)          (0.12)
- -----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE................................  $    (4.95)     $     1.52      $     1.10
- -----------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............      17,115          14,827          16,931
- -----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  Foxmeyer Health Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                      (In thousands of dollars)                            1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and short-term investments.......................................  $   26,987       $   35,232
Receivables, principally trade, less allowance for possible losses of
  $23,540 in 1996
  and $6,510 in 1995..................................................     291,750          334,250
Inventories...........................................................     632,269          820,818
Net assets of discontinued operations held for sale...................      16,527               --
Other current assets..................................................      43,632           38,394
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS..................................................   1,011,165        1,228,694

INVESTMENT IN NATIONAL STEEL CORPORATION..............................      44,099           30,163

INVESTMENTS IN AFFILIATES.............................................      49,602            4,912

PROPERTY, PLANT AND EQUIPMENT.........................................     216,604          256,393
  Less allowance for depreciation and amortization....................      73,749           85,716
- ---------------------------------------------------------------------------------------------------
Net property, plant and equipment.....................................     142,855          170,677

OTHER ASSETS
Goodwill, net of accumulated amortization of $53,245 in 1996 and
  $46,801 in 1995.....................................................     207,935          209,749
Other intangible assets, net of accumulated amortization of $9,991 in
  1996 and $12,856 in 1995............................................      12,554           22,966
Pre-bankruptcy receivable from Phar-Mor, Inc., net of $62,795
  allowance for possible loss.........................................          --            5,963
Deferred tax asset, net of valuation allowance........................      79,676           52,408
Miscellaneous assets..................................................      29,184           51,464
- ---------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS....................................................     329,349          342,550
- ---------------------------------------------------------------------------------------------------
TOTAL ASSETS..........................................................  $1,577,070       $1,776,996
- ---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                                                 March 31,
                      (In thousands of dollars)                            1996             1995
- ---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable......................................................  $  610,579       $  674,843
Other accrued liabilities.............................................      39,088           47,137
Salaries, wages and employee benefits.................................       9,919           13,635
Income taxes payable..................................................       2,468            3,883
Deferred income taxes.................................................      43,917           42,131
Long-term debt due within one year....................................      28,793            2,540
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.............................................     734,764          784,169
LONG-TERM DEBT........................................................     403,831          422,751
OTHER LONG-TERM LIABILITIES...........................................      38,646           70,676
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES........................      10,074           20,231
REDEEMABLE PREFERRED STOCK............................................     187,292          175,019
COMMITMENTS AND CONTINGENCIES.........................................          --               --
STOCKHOLDERS' EQUITY
Common stock $5.00 par value; authorized 50,000,000 shares; issued:
  24,188,084 shares in 1996 and 24,167,277 shares in 1995.............     120,940          120,836
Capital in excess of par value........................................     209,613          209,110
Minimum pension liability.............................................     (64,634)         (75,428)
Net unrealized holding gain (loss) on securities......................         (17)           2,374
Retained earnings.....................................................      70,431          184,949
- ---------------------------------------------------------------------------------------------------
                                                                           336,333          441,841
Less: cost of common stock held in treasury; 7,520,882 shares
  in 1996 and 7,735,552 shares in 1995................................     133,870          137,691
- ---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY............................................     202,463          304,150
- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................  $1,577,070       $1,776,996
- ---------------------------------------------------------------------------------------------------

                  FoxMeyer Health Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       For the three years ended March 31, 1996
                                     ---------------------------------------------------------------------------
                                                                                 Net
                                                                              unrealized
                                                 Capital in      Minimum     holding gain
                                     Common     excess of par    pension      (loss) on      Retained    Treasury
    (In thousands of dollars)        stock          value        liability    securities     earnings      stock
- ------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993.........  $119,942      $   207,204    $(33,891)     $       --    $154,347    $ (87,508)
  Net income......................        --               --          --              --      29,512           --
  Dividends
     declared -- Convertible
     Preferred -- $5.00 per
     share........................        --               --          --              --      (4,950)          --
  Dividends declared -- Series A
     Preferred -- paid in
     additional stock.............        --               --          --              --      (5,389)          --
  Exchange of Series A Preferred
     for treasury stock...........        --               --          --              --          --     (114,004)
  Amortization of discount on
     Series A Preferred...........        --               --          --              --        (491)          --
  Net unrealized holding loss on
     securities...................        --               --          --            (225)         --           --
  Recognition of additional
     minimum pension liability....        --               --     (39,906)             --          --           --
  Other...........................        37               77          --              --          --           --
- ------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994.........   119,979          207,281     (73,797)           (225)    173,029     (201,512)
  Net income......................        --               --          --              --      41,614           --
  Dividends
     declared -- Convertible
     Preferred -- $5.00 per
     share........................        --               --          --              --      (4,510)          --
  Dividends declared -- Series A
     Preferred -- paid in
     additional stock.............        --               --          --              --     (13,200)          --
  Amortization of discount on
     Series A Preferred...........        --               --          --              --      (1,386)          --
  Purchase of treasury stock......        --               --          --              --          --      (28,953)
  Treasury stock issued in
     FoxMeyer Corporation
     merger.......................        --               --          --              --     (10,148)      90,158
  Net unrealized holding gain on
     securities...................        --               --          --           2,599          --           --
  Recognition of additional
     minimum pension liability....        --               --      (1,631)             --          --           --
  Stock options exercised.........       857            1,829          --              --        (452)       2,616
  Other...........................        --               --          --              --           2           --
- ------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995.........   120,836          209,110     (75,428)          2,374     184,949     (137,691)
  Net loss........................        --               --          --              --     (63,661)          --
  Dividend paid in Ben Franklin
     Retail Stores, Inc. common
     stock........................        --               --          --              --     (29,709)          --
  Dividends
     declared -- Convertible
     Preferred -- $5.00 per
     share........................        --               --          --              --      (4,061)          --
  Dividends declared -- Series A
     Preferred -- paid in
     additional stock.............        --               --          --              --     (15,319)          --
  Amortization of discount on
     Series A Preferred...........        --               --          --              --      (1,728)          --
  Conversion of preferred stock...       104              434          --              --          --           --
  Net unrealized holding loss on
     securities...................        --               --          --          (2,391)         --           --
  Reduction in additional minimum
     pension liability............        --               --      10,794              --          --           --
  Stock options exercised.........        --               69          --              --          --        3,821
  Other...........................        --               --          --              --         (40)          --
- ------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996.........  $120,940      $   209,613    $(64,634)     $      (17)   $ 70,431    $(133,870)
- ------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  FoxMeyer Health Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the years ended March 31,
               (In thousands of dollars)                     1996            1995            1994
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................  $   (63,661)    $    41,614     $    29,512
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Minority interest in results of operations of
     consolidated subsidiaries..........................        2,117           4,125           6,097
  Equity in loss (income) of affiliates.................        4,575            (778)            474
  Depreciation and amortization.........................       24,774          20,889          19,044
  Income from National Steel Corporation................       (3,329)         (5,445)         (5,305)
  Unusual items.........................................       47,712           2,707              --
  Gain on investments...................................       (6,951)        (10,707)         (2,879)
  Provision for losses on accounts receivable...........       21,885          20,511           1,887
  Other non-cash charges (credits)......................      (10,544)          5,257             187
  Deferred income tax provision (benefit)...............      (29,226)            675             820
Cash provided (used) by working capital items, net of
  acquisitions:
  Receivables...........................................      (55,314)       (109,800)        (64,589)
  Inventories...........................................      104,627        (197,873)         (4,430)
  Other assets..........................................         (160)          4,352         (10,867)
  Accounts payable and accrued liabilities..............       (1,722)        120,656         (70,202)
  Proceeds from accounts receivable financing program...           --          75,000         125,000
  Funds transferred to National Steel Corporation for
     potential environmental liabilities................           --              --         (10,000)
  Other.................................................        1,934          (1,863)           (610)
- -----------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES........  36,717.....         (30,680)         14,139
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.............      (40,789)        (59,092)        (56,322)
  Purchase of investments...............................      (84,354)        (59,015)        (26,898)
  Proceeds from the sale of investments.................       33,178          55,954          50,424
  Proceeds from the sale of property, plant and
     equipment..........................................           --           1,888             277
  Acquisitions, net of cash acquired....................       (6,215)        (16,104)             --
  Other.................................................       (8,390)          4,177            (540)
- -----------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES...................     (106,570)        (72,192)        (33,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities..........    1,444,880       1,288,831       1,069,350
  Repayments under revolving credit facilities..........   (1,396,880)     (1,177,431)     (1,153,150)
  Proceeds from issuance of long-term debt..............       23,603          13,406         255,531
  Debt repayments.......................................       (2,418)        (11,577)       (128,773)
  Loan origination fees.................................       (1,055)           (720)         (5,110)
  Repurchase of the common stock of subsidiaries........           --            (182)             --
  Repurchase of the common stock of FoxMeyer Health
     Corporation........................................           --         (28,953)         (1,251)
  Mandatory redemption of preferred stock...............       (4,236)         (4,400)         (4,399)
  Exercise of stock options.............................        3,449           4,850             108
  Dividends paid on redeemable preferred stock..........       (4,180)         (4,620)         (5,060)
  Dividends paid to minority interests..................       (1,555)         (2,087)         (1,843)
- -----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............       61,608          77,117          25,403
- -----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term
  investments...........................................       (8,245)        (25,755)          6,483
Cash and short-term investments, beginning of year......       35,232          60,987          54,504
- -----------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR............  $    26,987     $    35,232     $    60,987
- -----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  FoxMeyer Health Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Years Ended March 31, 1996

NOTE A - SIGNIFICANT ACCOUNTING
POLICIES AND RELATED MATTERS

DESCRIPTION OF BUSINESS: FoxMeyer Health Corporation and its subsidiaries (the "Corporation") are engaged principally in the wholesale distribution of a full line of pharmaceutical products and health and beauty aids to independent drug stores, chain stores, hospitals and alternate care facilities in the United States.

BASIS OF PRESENTATION: The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.

  The consolidated financial statements include the accounts of all majority-owned subsidiaries and partnerships in which the Corporation has a controlling interest. Investments in 20-50% owned companies or partnerships, or in other companies that are less than 20% owned in which the Corporation has the ability to exercise significant influence over operating and financial policies, are accounted for on the equity basis.

  The 1996 consolidated financial statements include the results of certain operations as discontinued as discussed in Note C. The consolidated statements of operations for prior years have been restated to reflect the discontinued operations as well as the spin-off of a majority-owned subsidiary (see Note B). All significant intercompany balances and transactions have been eliminated. Certain other previously reported amounts have been reclassified to conform to current year presentations.

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost.

INVENTORIES: Inventories, consisting solely of finished goods, are valued at the lower of cost or market. Cost for a majority of inventory is determined by the last-in, first-out ("LIFO") cost method (see Note H). Cost for the remainder of the inventory is determined by the first-in, first-out ("FIFO") cost method of inventory accounting.

INVESTMENTS: The Corporation's investments in debt and equity securities have been classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at the acquisition date and reviewed periodically. The unrealized gains or losses resulting from the difference in the fair value and the cost of securities, for securities available for sale, are shown as a component of stockholders' equity and, for trading securities, are reported in the results of operations. The Corporation periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method (see Note I).

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES: Minority interest in results of operations of consolidated subsidiaries primarily represents the minority shareholders' or partners' proportionate share of the net income of FoxMeyer Corporation ("FoxMeyer") until October 12, 1994 (see Note B) and various limited partnerships (see Note D). The minority interest in the consolidated balance sheets reflects the proportionate interest in the equity of consolidated subsidiaries including Ben Franklin Retail Stores, Inc. ("Ben Franklin") in 1995 (see Note B) and various limited partnerships in 1995 and 1996.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Differences between amounts received and the net carrying values of properties retired or disposed of are included in results of operations. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 10 to 40 years for buildings and building improvements, 3 to 10 years for equipment and furniture and 3 to 7 years for software. Amortization of leasehold improvements is included in depreciation and amortization based on the lesser of the term of the lease or the asset's estimated useful life of 5 to 20 years. Depreciation for income tax purposes is computed by using both the straight-line and accelerated methods.

  Property, plant and equipment consists of the following (in thousands of dollars):

                                 March 31,
                             1996         1995
- ------------------------------------------------
Land.....................  $  7,133     $ 11,425
Building and building
  improvements...........    48,860       64,878
Leasehold improvements...    21,935       26,561
Equipment and
  furniture..............    85,895       95,959
Software.................    19,500       16,905
Construction in
  progress...............    33,281       40,665
- ------------------------------------------------
                           $216,604     $256,393
- ------------------------------------------------

INTANGIBLE ASSETS: Intangible assets consist of goodwill and customer lists arising from business combinations. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired, is amortized using the straight-line method over the period of expected benefit of 15 to 40 years. Customer lists are amortized using the straight-line method over the period of benefit, but in no instance exceeding 20 years.

  The Corporation periodically reviews the appropriateness of the remaining life of its intangible assets considering whether any events have occurred or conditions have developed which indicate that the remaining life or the amortization method require adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of the intangible asset, the Corporation then assesses the overall recoverability of intangible assets by determining if the unamortized balance can be recovered through estimated undiscounted future operating cash flows. Absent any unfavorable findings, the Corporation continues to amortize its intangible assets based on the existing estimated life.

SALES: Generally, sales are recorded when goods are shipped and title passes or when services are rendered. In addition, for large volume sales of pharmaceuticals to major self-warehousing drug store chains, the Corporation, through FoxMeyer, acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. These sales of $548.6 million in 1996, $784.5 million in 1995, and $904.9 million in 1994, are credited to the same account as their associated cost of sales and reported on a net basis in the consolidated statements of operations. While no one customer accounted for more than 10% of net sales in 1996, sales to customers that were members of a hospital buying group did account for approximately 13% of net sales.

CAPITALIZATION OF SOFTWARE COSTS: The Corporation capitalizes software purchased in connection with major system developments as well as certain expenditures related to the implementation of this software. In addition, software that is developed or substantially modified internally by the Corporation is also capitalized. The capitalization of these internal projects begins after technological feasibility has been established and ends when testing on the project is completed. Acquisition costs plus direct expenses are capitalized. Interest incurred on borrowed funds used during the capitalization period of $2.0 million, $1.3 million, and $0.3 million in 1996, 1995, and 1994, respectively, was also capitalized. Routine upgrades, modifications and maintenance are expensed as incurred.

SELF-INSURANCE PROGRAMS: The Corporation is self-insured for various levels of general liability, automobile, workers' compensation and employee medical coverage. Provisions for claims under the self-insurance programs are actuarially determined for both claims reported and for claims incurred but not reported after consideration of excess loss insurance coverage limits.

CONTINGENT FEE INCOME: As part of the consideration for a 1990 sale of certain assets, a subsidiary of the Corporation obtained the right to receive 10 annual contingent payments. In 1995, the Corporation received and otherwise settled its right to these future contingent payments and accordingly recognized $35.8 million of contingent fee income which is included in "Other income".

UNUSUAL ITEMS: For 1996, unusual items consist of certain charges related to (i) the closing or relocation of distribution facilities, including costs to shut-down the Corporation's trading operations, (ii) the closing of the Wichita, Kansas data processing center and the write-off of the remaining book value of systems that are being replaced, (iii) severance costs for personnel reductions involving approximately 100 employees, primarily at the Corporation's corporate office, (iv) losses expected for certain customer contracts and (v) the write-off of certain impaired long-term assets. Partially offsetting the charges were $6.4 million of recoveries on a prior year unusual charge related to the Phar-Mor, Inc. ("Phar-Mor") bankruptcy (see Note F). Approximately $10.5 million of the total unusual charges will require future cash expenditures primarily related to certain customer contracts, severance costs and the closing of the data processing center.

  For 1995 and 1994, the amounts reflected as unusual items represent additional reserves and legal costs related to the Phar-Mor bankruptcy (see Note F).
INCOME TAXES: Deferred tax assets and liabilities are established for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect. A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely. The amount of the deferred tax asset considered realizable could be further reduced in the near term if estimates of taxable income during tax loss carryforward periods are reduced.

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

NOTE B - TRANSACTIONS IN SUBSIDIARY

COMMON STOCK
FOXMEYER CORPORATION

On October 12, 1994, the Corporation acquired, by way of merger of FoxMeyer with a wholly-owned subsidiary of the Corporation, the 19.5% of the outstanding shares of FoxMeyer that it did not previously own in exchange for approximately 4,981,000 shares of the Corporation's common stock. These shares were issued from treasury stock held by the Corporation. The difference of approximately $10.1 million between the market value of the common stock issued in the acquisition ($80.0 million) and the average cost of the treasury stock was charged to retained earnings. The merger transaction was accounted for using the purchase method of accounting with the difference between the purchase price and fair value of the net assets acquired reducing the Corporation's existing goodwill in FoxMeyer by approximately $15.1 million. The reduction in goodwill will be amortized over the remaining life of the existing goodwill.

  Unaudited pro forma results of operations for the fiscal year ended March 31, 1995 had the acquisition of FoxMeyer's minority interest taken place at the beginning of the fiscal year is as follows (in thousands, except per share amounts):

- -----------------------------------------------
Sales............................
    $4,805,936
Operating income.................        64,342
Income from continuing operations
  before minority interest.......        47,569
Minority interest in results of
  operations of consolidated
  subsidiaries...................         2,322
Net income from continuing
  operations.....................        45,247
Earnings from continuing
  operations per share of common
  stock..........................    $     1.51
Average number of shares
  outstanding....................        17,340
- -----------------------------------------------

  The foregoing unaudited pro forma results of operations for 1995 reflect the estimated impact of the valuation of the assets acquired and liabilities assumed for the 19.5% of FoxMeyer common stock acquired as if the acquisition had taken place at the beginning of the fiscal year. The additional shares of common stock issued in the merger were assumed to be outstanding for the entire period.

BEN FRANKLIN RETAIL STORES, INC.

On July 12, 1995, the Board of Directors of the Corporation approved a plan to distribute a majority of the 67.7% of Ben Franklin's common stock which the Corporation then owned through a dividend of Ben Franklin common stock to the holders of the Corporation's common stock. On September 29, 1995, each shareholder of record of the Corporation received one share of Ben Franklin common stock for every six shares of the Corporation's common stock. The dividend of the Ben Franklin common stock resulted in a charge of $29.7 million to stockholders' equity. The amount of the dividend was based on the book value of the shares at the time of the distribution.

  On September 29, 1995, as a result of the distribution, the Corporation's ownership in Ben Franklin decreased from 67.7% to 17.4%. However, the Corporation believes it continues to exercise significant influence over Ben Franklin's operating and financial policies and, accordingly, accounts for Ben Franklin on an equity basis. Prior year results of operations have been reclassified to reflect Ben Franklin's results on an equity basis. The consolidated balance sheet at March 31, 1996 includes the Corporation's equity investment in Ben Franklin in "Investments in affiliates". In the fourth quarter of 1996, management determined that there had been a permanent impairment of value of its equity investment in Ben Franklin primarily as a result of significant operating losses reported by Ben Franklin in the fourth quarter of 1996. The carrying value of Ben Franklin was reduced by $3.4 million to recognize the impairment.

  The results of operations and financial position of Ben Franklin are summarized below (in thousands of dollars):

                       For the three years ended
                              March 31,
                       1996       1995       1994
- ---------------------------------------------------
Operations:
  Net sales......... $374,739   $354,788   $337,933
  Gross profit......   24,505     37,905     27,824
  Net income (loss)
     before
     cumulative
     effect of
     change in
     accounting
     principle......  (27,063)     1,558     (2,325)
  Net income........  (27,063)     1,558      5,717
- ---------------------------------------------------

                                  March 31,
                               1996       1995
- ------------------------------------------------
Balance Sheet:
  Current assets............ $132,934   $154,286
  Noncurrent assets.........   72,294     65,187
  Current liabilities.......   69,330     88,656
  Noncurrent liabilities....  103,490     71,431
  Net worth.................   32,408     59,386
- ------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS

In July 1995, the Corporation adopted a plan to dispose of certain of its managed care and information service operations. A $0.5 million after-tax loss from operations of these segments, for the three months ended June 30, 1995, is shown as a loss from discontinued operations. The Corporation has also recorded a $7.1 million after-tax loss for future operating losses after June 30, 1995 and for the expected loss on the sale of these operations. The $7.1 million after-tax loss was based on management's best estimates of the amounts of future operating losses and proceeds to be realized on the sale or other disposition of the discontinued operations. Actual operating losses and proceeds from disposition may vary from these estimated amounts.

  At March 31, 1996, $5.6 million of after-tax operating losses had been incurred since June 30, 1995. The Corporation has completed the sale of two operations and is in negotiations and expects to complete the sale of one of the remaining businesses by the end of the second quarter of fiscal 1997. The net book value of those assets and liabilities which are expected to be sold is reflected on the consolidated balance sheet at March 31, 1996 as "Net assets of discontinued operations held for sale". The net assets, before reclassification, consisted of $15.5 million of current assets, $13.7 million of long-term assets, $12.6 million of current liabilities and $0.1 million of long-term liabilities.

  Sales for the three years ended March 31, 1996 for these segments, primarily from the managed care operations, were $14.9 million, $16.3 million and $21.5 million, respectively. The loss from discontinued operations is net of $0.4 million, $0.7 million and $1.3 million, respectively, of tax benefits for the three years ended March 31, 1996.

NOTE D - ACQUISITIONS

PHAR-MOR, INC.

In September 1995, the Corporation acquired a majority interest in Hamilton Morgan L.L.C., a Delaware limited liability company ("Hamilton Morgan"). The acquisition of Hamilton Morgan was accounted for using the purchase method of accounting resulting in goodwill of approximately $7.8 million. Hamilton Morgan subsequently acquired an approximate 31% common stock interest in Phar-Mor, a deep discount drug store chain. The Corporation also acquired common stock of Phar-Mor as a result of the settlement of its bankruptcy claims against Phar-Mor (see Note F). The total common stock investment held by the Corporation is approximately 38.7% of Phar-Mor's common stock outstanding (29.4% net of the minority interest in Hamilton Morgan). In addition, the Corporation received warrants that if converted into common stock would result in an approximate 0.8% increase in ownership. The Corporation accounts for its investment in Phar-Mor on an equity basis. At March 31, 1996, the carrying value of the investment in Phar-Mor was approximately $39.1 million (market value $34.4 million).

DEVELOPMENT

  Certain subsidiaries of the Corporation (collectively, "Development") are controlling general partners in various real estate limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. These partnerships have been consolidated in the accompanying financial statements. Additionally, Development is a less than 50% general partner or a limited partner in other real estate partnerships which are generally accounted for using the equity method. Development's partnerships are generally obligated to return Development's initial investment together with a preferred rate of return on the undistributed investment before other partners may receive distributions. Such preferred returns are accounted for as liquidating dividends. Development invested approximately $5.9 million in 1996, $5.5 million in 1995 and $8.6 million in 1994 in various real estate partnerships. The net equity investment in Development's limited partnerships at March 31, 1996 and 1995, respectively, was $9.1 million and $8.9 million.

FOXMEYER CANADA

  On June 28, 1994, the Corporation completed an amalgamation of a wholly-owned subsidiary with Evans Health Group Limited receiving 4,250,000 shares of common stock in the amalgamated corporation, FoxMeyer Canada Inc. ("FoxMeyer Canada"). Subsequently, the Corporation exercised options for 5,200,000 shares of common stock increasing the Corporation's ownership interest at March 31, 1996 to 47.5%. FoxMeyer Canada, which provides healthcare and pharmacy services in Canada, is accounted for on an equity basis and, at March 31, 1996, the Corporation's investment was $4.6 million, and the market value was $65.1 million based on the closing price of the common stock on the Toronto Stock Exchange ($9.375 in Canadian dollars). The Corporation has options to acquire up to 4,800,000 additional shares of common stock of FoxMeyer Canada for (in Canadian dollars) $3.00 per share. In addition, the Corporation holds a FoxMeyer Canada convertible debenture of $0.8 million.

OTHER

  The Corporation acquired the stock of a pharmacy benefit management company, Scrip Card Enterprises, Inc. ("Scrip Card"), on April 1, 1994 for $10.0 million. The transaction was accounted for by the purchase method of accounting with $8.1 million of the purchase price assigned to the customer list acquired in the transaction. Such business is being sold and, therefore, is shown as a discontinued operation (see Note C). During 1996, an additional $1.5 million was paid on the contingent purchase price agreement to the former owners of this business.

NOTE E - ACCOUNTS RECEIVABLE FINANCING

The Corporation, through FoxMeyer, participated in a $200.0 million accounts receivable financing program under which the Corporation sold a percentage ownership interest in a defined pool of its trade accounts receivable with limited recourse. Generally, an undivided interest in new accounts receivable was sold daily as existing accounts receivable were collected to maintain the participation interest at $200.0 million. Accounts receivable sold under this program were not included in the accompanying balance sheets at March 31, 1996 and 1995, respectively. An allowance for doubtful accounts was retained on the participation interest sold based on estimates of the Corporation's risk of credit loss from its obligation under the recourse provisions. The total cost of the program was $13.0 million, $9.1 million and $2.2 million for the years ended March 31, 1996, 1995 and 1994, respectively, and was charged against "Other income" in the accompanying consolidated statements of operations. The Corporation also acted as agent for the purchaser by performing recordkeeping and collection functions on the participation interest sold. The agreement contained certain covenants regarding the quality of the accounts receivable portfolio, as well as other covenants which were substantially identical to those contained in FoxMeyer's credit facilities. Subsequent to March 31, 1996, the Corporation replaced the current accounts receivable financing program with a new $275.0 million, five year program (see Note U).

NOTE F - PHAR-MOR, INC. RECEIVABLE

On August 17, 1992, Phar-Mor filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Corporation's records reflected that on the filing date it had receivables due from Phar-Mor of approximately $68.8 million. During 1993, the Corporation recorded a pre-tax charge to earnings of $41.0 million. An additional $0.2 million of associated legal costs were incurred in 1994. As a result of Phar-Mor's submission of a Plan of Reorganization and the settlement of the Corporation's reclamation claim at an amount less than the Corporation had submitted, the Corporation recorded an additional pre-tax charge to earnings of $28.8 million in 1995 ($17.7 million after taxes or $1.20 per common share) to reflect the estimated value of the assets to be received by the Corporation and legal and other costs incurred or to be incurred. In September 1995, the Corporation received shares of common stock in, and warrants to purchase common stock of, Phar-Mor in final settlement of all claims. The common stock and warrants had a market value of $7.4 million resulting in a reduction in the loss recognized in prior years of approximately $1.4 million. In addition, the Corporation received a $5.0 million settlement from other parties related to the Phar-Mor bankruptcy.

NOTE G - OFF-BALANCE SHEET RISK AND
CONCENTRATIONS OF CREDIT RISK

Trade receivables subject the Corporation to a concentration of credit risk with customers in the retail and in the hospital and alternate care facility sectors. This risk is limited due to the large number of customers comprising the Corporation's customer base and their geographic dispersion. The Corporation performs ongoing credit evaluations of its customer's financial condition and maintains reserves for potential credit losses. The accounts receivable valuation allowance of $23.5 million at March 31, 1996 represents management's best estimate of potential credit losses. Actual credit losses may differ from these estimated amounts. Generally, the Corporation requires no collateral from its customers. In addition, temporary cash investments may also subject the Corporation to a concentration of credit risk. The Corporation places its temporary cash investments primarily with major financial institutions and diversified money market mutual funds.

NOTE H - INVENTORIES

Inventories valued by the LIFO cost method totaled $547.5 million and $605.2 million at March 31, 1996 and 1995, respectively. If the FIFO cost method had been used, inventories would have been $56.8 million and $54.3 million higher than the amounts reported in the accompanying consolidated balance sheets at March 31, 1996 and 1995, respectively. In addition, liquidation of LIFO inventories carried at lower costs prevailing in prior years, as compared with the current cost of purchases, had the effect of increasing net income in 1996 by $0.1 million or $0.01 per share and in 1994 by $0.3 million or $0.02 per share.

NOTE I - INVESTMENTS IN MARKETABLE
SECURITIES

The Corporation's investments in debt securities are classified as "available for sale" and equity securities are classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities are as follows (in thousands of dollars):

                                    March 31,
                                  1996    1995
- ------------------------------------------------
Carrying value................... $877   $18,219
Unrealized gains.................   --     2,509
Unrealized losses................   --       196
- ------------------------------------------------

  The gross proceeds and realized gain and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities are as follows (in thousands of dollars):

                         For the years ended March
                                    31,
                         1996      1995      1994
- ---------------------------------------------------
Available for sale
  securities:
  Proceeds from
     sales............. $13,523   $39,700   $44,090
  Realized gains.......   1,103     8,077       314
  Realized losses......     892       148     2,350
  Net change in
     unrealized holding
     gains (losses)....  (2,391)    2,599      (225)
Trading securities:
  Net change in
     unrealized
     gains.............   1,952        --        --
- ---------------------------------------------------

  During 1996, approximately $2.0 million of unrealized losses were charged to operations as a result of changing the classification of certain securities from available for sale to trading ($5.8 million in unrealized losses less $3.8 million in unrealized gains).

  The balance of the net unrealized holding loss on securities shown on the accompanying balance sheet as of March 31, 1996, represents the Corporation's equity participation in Ben Franklin's unrealized loss on securities available for sale.

NOTE J - INVESTMENT IN NATIONAL STEEL
CORPORATION

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

  Under the terms of the Stock Purchase and Recapitalization Agreement (the "NSC Agreement") between the Corporation, NKK and NSC related to the June 1990 transaction, the Corporation has committed that all NSC Preferred Stock dividends and redemption amounts are to be used to satisfy the Weirton Liabilities, excluding the Released Liabilities (the "Remaining Liabilities"), before any funds are available to the Corporation for general corporate purposes. The NSC Agreement further provides for an independent actuarial valuation of the Weirton Liabilities that relate to employee benefits. If prior to or coincident with a full redemption of the NSC Preferred Stock, the pension-related Weirton Liabilities are determined to be fully funded, the amount of any adjustment to the Weirton Liabilities, as determined by the independent actuary, will increase or decrease the proceeds available to the Corporation from the redemption of the NSC Preferred Stock.

  The Remaining Liabilities have been presented in the Corporation's consolidated balance sheets as a reduction in the carrying value of the NSC Preferred Stock due to the requirement that the dividend and redemption payments thereon first be used to offset these obligations. At March 31, 1996, there were $20.9 million of Remaining Liabilities, including a $1.2 million net pension liability, the NSC Note of $18.8 million and $0.9 million for other benefit obligations, offset against the carrying value of the NSC Preferred Stock. At March 31, 1995, there were $35.9 million of Remaining Liabilities offset against the carrying value of the NSC Preferred Stock.

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

  For the year ended March 31, 1994, the Corporation recognized a loss of $2.4 million in connection with a January 1994 disposition of substantially all of its shares of NSC common stock. From the proceeds of the sale of the NSC common stock owned by the Corporation, the Corporation was required to pay to NSC $10.0 million as a prepayment for potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC. If NSC does not expend the $10.0 million by certain dates (up to 20 years after the receipt of such funds by NSC), the balance in the fund will be paid by NSC to the Corporation. The Corporation continues to be obligated to indemnify NSC for all other liabilities for which the Corporation had previously agreed to indemnify NSC, including any environmental liabilities exceeding the $10.0 million prepayment. NSC is currently paying 10.75% interest on the balance in the fund. At March 31, 1996, the prepayment balance was approximately $7.2 million.

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

  Pension costs for the Corporation's obligation relating to the Weirton Retirement Program for the three years ended March 31, 1996, determined by assuming an expected long-term rate of return on plan assets of 9.5% in 1996, 1995, and 1994, respectively, were as follows (in thousands of dollars):

                     For the years ended March 31,
                       1996       1995       1994
- ---------------------------------------------------
Net periodic pension
  costs for the
  Weirton Retirement
  Program:
  Service
    cost -- benefits
     earned for the
     year........... $    139   $    177   $    159
  Interest cost on
     projected
     benefit
     obligation.....   38,586     38,273     42,169
  Return on plan
     assets.........  (75,827)   (28,140)   (34,659)
  Net amortization
     and deferral...   39,187    (10,751)   (10,104)
- ---------------------------------------------------
Net periodic pension
  costs (income).... $  2,085   $   (441)  $ (2,435)
- ---------------------------------------------------

  The funded status of the Weirton Retirement Program and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1996 and 1995, utilizing a discount rate of 7.8% in 1996 and 8.5% in 1995 are set forth in the table below (in thousands of dollars):

                                       March 31,
                                    1996       1995
- -----------------------------------------------------
Accumulated benefit obligation
  including vested benefits of
  $471,921 and $465,517 in 1996
  and 1995, respectively......... $489,843   $482,282
Projected benefit obligation.....  489,843    482,282
Plan assets at fair market
  value..........................  488,627    467,058
- -----------------------------------------------------
Projected benefit obligation in
  excess of plan assets..........    1,216     15,224
Unrecognized transition asset....    6,504      7,406
Unrecognized net loss............  (71,138)   (82,834)
Adjustment required to recognize
  minimum liability..............   64,634     75,428
- -----------------------------------------------------
Accrued pension cost............. $  1,216   $ 15,224
- -----------------------------------------------------

  At March 31, 1996, the assets of the Weirton Pension Trust available to service these obligations were comprised of approximately 67% bonds, 25% stocks and 8% other.

NOTE K - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                       March 31,
                                    1996       1995
- -----------------------------------------------------
FoxMeyer Health revolving credit
  facility....................... $ 15,000   $ 15,000
FoxMeyer Health secured loan.....   20,000         --
FoxMeyer senior notes............  198,000    198,000
Unamortized discount on FoxMeyer
  senior notes...................   (2,967)    (3,506)
FoxMeyer revolving credit
  facility.......................  180,800    132,800
Ben Franklin convertible
  subordinated debentures........       --     28,750
Ben Franklin revolving credit
  facility.......................       --     18,300
Development notes with interest
  rates ranging from 6.5% to
  12.5% per annum with various
  maturities.....................   17,737     15,826
Industrial development revenue
  bonds with interest rates
  ranging from 5.0% to 8.0% per
  annum with various
  maturities.....................    1,458      1,774
Notes and mortgages with interest
  rates ranging from 7.5% to
  10.3% per annum with various
  maturities.....................    2,596     16,473
Capital lease obligations with
  interest rates ranging from
  9.3% to 14.0% per annum with
  various maturities.............       --      1,874
- -----------------------------------------------------
                                   432,624    425,291
Long-term debt due within one
  year...........................   28,793      2,540
- -----------------------------------------------------
         Total................... $403,831   $422,751
- -----------------------------------------------------

  The Corporation has a $15.0 million revolving credit facility (the "Credit Facility") which is secured by a portion of the Corporation's shares of common stock of FoxMeyer and matured April 1, 1996. The average and maximum balances outstanding during 1996 were $15.0 million. The outstanding balance at March 31, 1996 was $15.0 million at an average interest rate of 7.3%. The Corporation has obtained amendments to the Credit Facility which change the maturity date to September 15, 1996. After the amendments, the interest rate on the Credit Facility is a Euro-dollar rate (as defined) plus 2.75% or the prime rate plus
 .25%. The amendments to the Credit Facility also require the Corporation to use proceeds from certain asset sales which may occur after March 31, 1996 to reduce the amount outstanding under the Credit Facility.

  To fund the Corporation's purchase of a majority interest in Hamilton Morgan (see Note D), the Corporation entered into a $20.0 million secured loan with a bank (the "Hamilton Facility"). The Hamilton Facility matures September 6, 1998, requires principal payments of $2.5 million each on September 6, 1996 and 1997, and bears interest at the prime rate plus 1% or a Euro-dollar rate (as defined) plus 2.75%. The Hamilton Facility is collateralized by (i) a portion of the Corporation's shares of common stock of FoxMeyer, (ii) the Corporation's interest in Phar-Mor common stock held by Hamilton Morgan and (iii) other marketable securities. The Hamilton Facility also requires that the Corporation maintain a minimum net worth and includes other restrictive covenants. The Corporation has a collateral base deficiency of approximately $11.1 million at March 31, 1996 based on the shares of common stock of FoxMeyer available as collateral for the Hamilton Facility. The Corporation is in negotiations to cure the deficiency. However, as a result of the deficiency, approximately $11.1 million of the Hamilton Facility has been classified as long-term debt due within one year at March 31, 1996.

  On April 29, 1993, FoxMeyer issued $198.0 million of 7.09% senior notes due April 15, 2005 (the "FoxMeyer Senior Notes"). As a result of the refinancing discussed in Note U, the FoxMeyer Senior Notes were retired in June, 1996.

  At March 31, 1996, FoxMeyer maintained a $295.0 million revolving credit facility (the "FoxMeyer Credit Facility") which was to expire December 31, 1997. At March 31, 1996, $180.8 million was outstanding under the FoxMeyer Credit Facility at an average interest rate of 7.0%. FoxMeyer also maintained a $60.0 million seasonal credit facility which expired March 31, 1996. The average and maximum amounts outstanding under the FoxMeyer Credit Facility and seasonal credit facility during 1996 were $228.5 million and $341.0 million, respectively. As a result of the refinancing discussed in Note U, the FoxMeyer Credit Facility was repaid in June 1996.

  The limited partnerships controlled by Development and included in the consolidated financial statements have incurred certain indebtedness in connection with the acquisition of real estate and other assets (the "Development Notes"). Such indebtedness is typically non-recourse and secured solely by the underlying assets. The Development Notes bear interest at fixed and floating rates and, generally, have balloon payments at the end of their term.

  The industrial development revenue bonds, notes and mortgages represent different issues with varying principal payments. Some of these issues bear interest at fixed rates and others bear interest at floating rates. These obligations are generally secured by the underlying real estate.

  The Corporation has letters of credit outstanding in connection with its insurance liabilities of $4.2 million at March 31, 1996.

  Maturity and approximate sinking fund requirements on all long-term debt of the Corporation by fiscal year, after taking into consideration the refinancing (see Note U), are as follows: $28.8 million in 1997; $3.9 million in 1998; $15.6 million in 1999; $1.1 million in 2000; $0.8 million in 2001; and $385.4 million thereafter.

NOTE L - CAPITAL STOCK

SHARE REPURCHASE: In December 1993, the Corporation announced that the Board of Directors had authorized the purchase of up to 1,300,000 shares of its common stock. By January 1995, the Corporation had completed this program at a cost of $21.7 million. In January 1995, the Corporation announced another stock repurchase program to allow the Corporation to repurchase up to an additional 1,000,000 shares of its common stock. As of March 31, 1996, 437,300 shares had been repurchased at a cost of $7.2 million.

  REDEEMABLE PREFERRED STOCK: The Corporation is authorized to issue 10,000,000 shares of preferred stock. At March 31, 1996, there were two series of redeemable preferred stock outstanding.

  At March 31, 1996 and 1995, the Corporation had 740,531 and 836,000 shares of cumulative convertible preferred stock outstanding, respectively, at a stated price of $50.00 per share. Each share of this preferred stock is entitled to a cumulative annual dividend of $5.00 and is convertible into common stock of the Corporation at a conversion price of $25.80 per share. The Corporation has reserved 1,435,138 shares of its common stock for issuance upon the conversion of this preferred stock. The shares are redeemable at a price of $50.00 per share. The Corporation is required to make sinking fund payments in each of the years from 1997 to 2002 in an amount sufficient to redeem 88,000 shares annually and 220,000 shares in 2003.

  In connection with an exchange offer, on November 4, 1993, the Corporation reacquired 6,833,505 shares of its common stock in exchange for 3,416,753 shares of newly issued $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5.00 per share, with a liquidation preference of $40.00 (the "Series A Preferred Stock"). Dividends on the Series A Preferred Stock are payable quarterly. On and prior to October 15, 1996, the Corporation, at its option, may pay dividends on the Series A Preferred Stock in cash or by means of the issuance of such number of additional shares of Series A Preferred Stock that have an aggregate liquidation preference equal to the amount of the dividend. Thereafter, dividends must be paid in cash. The Credit Facility contains covenants which prevent the Corporation from paying cash dividends on the Series A Preferred Stock while the Credit Facility is outstanding. The Corporation is required to redeem the Series A Preferred Stock on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998 at its liquidation preference plus unpaid dividends thereon.

  The common stock accepted by the Corporation in connection with the exchange offer was added to treasury stock. The cost of the treasury stock was equal to the sum of the direct expenses related to the exchange offer plus the fair market value of the Series A Preferred Stock on the exchange date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the exchange date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the life of the Series A Preferred Stock.

  At March 31, 1996 and 1995, the Corporation had 4,290,824 and 3,868,373 shares of Series A Preferred Stock outstanding, respectively. The Corporation issued 422,451 and 380,859 additional shares of Series A Preferred Stock in lieu of cash dividends in 1996 and 1995, respectively. In addition, 112,634 additional shares of Series A Preferred Stock were issued on April 15, 1996 in lieu of cash dividends. This dividend was declared and charged to retained earnings in March 1996. The charge to retained earnings for these dividends was based on the ending market value of the Series A Preferred Stock on the ex-dividend date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the ex-dividend date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the remaining life of the Series A Preferred Stock.

  In addition, the Series A Preferred Stock will be exchangeable, at the option of the Corporation, in whole but not in part, commencing on October 15, 1996, and on any dividend payment date thereafter, for the Corporation's 10.5% Subordinated Notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes will mature on November 30, 2003. The Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998, at a redemption price equal to the principal amount plus any unpaid interest thereon. The payments of principal and interest on the Exchange Notes will be subordinated to all senior indebtedness of the Corporation.

  In the event that dividends on the convertible preferred stock or the Series A Preferred Stock are in arrears for six full quarterly dividend periods when such dividends are required to be paid in cash, the holders of each series of preferred, voting separately as a class, will be entitled to elect two new directors at a meeting of the stockholders of the Corporation called for that purpose or at the annual meeting of stockholders (and at each annual meeting of stockholders thereafter until such cumulative dividends have been paid in full). Such voting rights and the term of office of these directors shall cease at such time as all dividends in arrears have been paid in full, or at such time as such dividends have been declared and an amount sufficient to pay the full amount of such dividends has been irrevocably set aside for payment.

  COMMON STOCK: The Corporation has also reserved 4,796,306 shares of its common stock for issuance under its stock option and performance award plans (see Note
M). Certain limitations on the payment of dividends have been placed on the Corporation through covenants under the Credit Facility and the Hamilton Facility (see Note K). Under these restrictions, no dividends may be paid on the common stock of the Corporation.

NOTE M - EMPLOYEE COMPENSATION PLANS

The Corporation maintains the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the common stock of the Corporation to certain officers and key employees of the Corporation and its subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Personnel and Compensation Committee of the Board of Directors of the Corporation determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of the

Corporation's common stock may be granted under the Plan.

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

  The following table summarizes the information with respect to stock options for the two years ended March 31, 1996. The table includes stock options granted under the Plan and under the Corporation's 1987 Restated Stock Option and Performance Award Plan, which stock options are still exercisable. All options granted in 1996 and 1995 were at the published market price of the Corporation's common stock on the date of grant.

                                                          1996                           1995
- ---------------------------------------------------------------------------------------------------------
                                                Number         Option          Number         Option
                                                  of         Price Range         of         Price Range
                                                Shares        Per Share        Shares        Per Share
- ---------------------------------------------------------------------------------------------------------
Outstanding at beginning of year.............  3,372,988   $10.85 - $27.50    1,739,100   $12.81 - $27.50
Granted......................................    527,500    15.56 -  22.38    2,146,000    14.56 -  18.25
Options arising from the FoxMeyer merger.....         --                      1,104,688    10.85 -  16.39
Exercised....................................    278,002    12.52 -  27.50      317,636    13.41 -  16.69
Canceled.....................................    457,189    14.56 -  27.50    1,299,164    13.41 -  27.50
- ---------------------------------------------------------------------------------------------------------
Outstanding at end of year...................  3,165,297    10.85 -  24.75    3,372,988    10.85 -  27.50
- ---------------------------------------------------------------------------------------------------------
Exercisable at end of year...................  1,329,669    10.85 -  24.75    1,003,807    10.85 -  27.50
Reserved for future grants...................  1,631,009                      1,857,000
- ---------------------------------------------------------------------------------------------------------

NOTE N - RETIREMENT PLANS

The Corporation and its subsidiaries have a number of retirement plans covering substantially all employees, consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current active employees of the Corporation are covered under the defined benefit plans. The Corporation's funding policy for defined benefit plans is to make payments to the pension trust in accordance with the funding requirements of federal laws and regulations. The outside directors of the Corporation and its subsidiaries are covered under a nonqualified and unfunded defined benefit plan.

  The Corporation maintains an employees' savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Under the plan, employees generally may elect to exclude up to 12% of their compensation from amounts subject to income tax as a salary deferral contribution. The Corporation makes a matching contribution to each employee in an amount equal to 50% of the first 6% of such contributions.

  Pension costs for the Corporation's retirement plans for the three years ended March 31, 1996, are presented in the table below (in thousands of dollars):

                            For the years ended
                                  March 31,
                         1996      1995      1994
- ---------------------------------------------------
Net periodic pension
  costs for defined
  benefit plans:
  Service
     cost -- benefits
     earned for the
     year.............. $    27   $     9   $    20
  Interest cost on
     projected benefit
     obligation........   4,539     4,493     4,728
  Return on plan
     assets............  (8,950)   (2,073)   (4,378)
  Net amortization and
     deferral..........   3,569    (3,538)   (1,463)
- ---------------------------------------------------
  Net periodic pension
     income............    (815)   (1,109)   (1,093)
Pension costs for
  defined contribution
  plans................   1,309     1,262     1,308
- ---------------------------------------------------
Total pension costs.... $   494   $   153   $   215
- ---------------------------------------------------

  The net periodic pension costs for defined benefit plans were determined by assuming an expected long-term rate of return on plan assets of 10.0% for the three years ended March 31, 1996.

  The following table sets forth the funded status of the Corporation's defined benefit pension plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1996 and 1995, utilizing a weighted average discount rate of 7.8% in 1996 and 8.4% in 1995 (in thousands of dollars):

                                                              March 31, 1996                March 31, 1995
- ----------------------------------------------------------------------------------------------------------------
                                                          Assets       Accumulated      Assets       Accumulated
                                                         exceeding      benefits       exceeding      benefits
                                                        accumulated     exceeding     accumulated     exceeding
                                                         benefits        assets        benefits        assets
- ----------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation including vested
  benefits of $57,706 and $55,416 in 1996 and 1995,
  respectively.........................................   $51,426        $ 6,280        $49,174        $ 6,242
Projected benefit obligation...........................    51,426          6,280         49,174          6,242
Plan assets at fair market value.......................    59,128             --         54,763             --
- ----------------------------------------------------------------------------------------------------------------
Projected benefit obligation less than (in excess of)
  plan assets..........................................     7,702         (6,280)         5,589         (6,242)
Unrecognized transition asset..........................    (1,091)            --         (1,275)            --
Unrecognized net loss..................................        61             --            913             --
- ----------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost included in the
  consolidated balance sheet...........................   $ 6,672        $(6,280)       $ 5,227        $(6,242)
- ----------------------------------------------------------------------------------------------------------------

  At March 31, 1996, the assets of the Corporation's defined benefit pension plans were comprised of approximately 41% bonds, 52% stocks and 7% other.

NOTE O - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

  The net periodic postretirement benefit cost for the three years ended March 31, 1996 was as follows (in thousands of dollars):

                             For the years ended
                                  March 31,
                            1996     1995     1994
- ---------------------------------------------------
Service cost-benefits
  earned for the year..... $   --   $   --   $   --
Interest cost.............  2,189    2,155    2,059
Amortization of prior
  service cost and net
  gain....................   (305)    (273)    (353)
- ---------------------------------------------------
          Total
            postretirement
            benefit
            cost.......... $1,884   $1,882   $1,706
- ---------------------------------------------------

  The following table sets forth the funded status of the Corporation's postretirement health care and life insurance plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1996 and 1995 utilizing a weighted average discount rate of 7.8% for 1996 and 8.3% for 1995 (in thousands of dollars):

                                   March 31,
                                1996      1995
- ------------------------------------------------
Accumulated postretirement
  benefit obligation.......... $26,921   $30,094
Unrecognized prior service
  cost........................   3,579     4,512
Unrecognized net gain.........     431     4,573
- ------------------------------------------------
Amount of postretirement
  benefit obligation included
  in the consolidated balance
  sheet....................... $30,931   $39,179
- ------------------------------------------------

  Medical costs were assumed to increase at a rate of 12% during 1996 and then to decline over a period of 28 years to a rate of 5.75%. An analysis of this trend rate scenario shows medical costs, on a national basis, stabilizing at 20% of Gross National Product. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase in the cost of health care would result in a 12.4% increase in the postretirement benefit obligation and a 14.4% increase in the postretirement benefit cost.

NOTE P - INCOME TAXES

  The provision (benefit) for income taxes consisted of the following for the three years ended March 31, 1996 (in thousands of dollars):

                             For the years ended
                                   March 31,
                           1996      1995     1994
- ---------------------------------------------------
Federal
  Current............... $     --   $  931   $1,307
  Deferred..............  (25,082)    (246)      --
State
  Current...............    1,310      476      823
  Deferred..............   (4,144)     921      820
- ---------------------------------------------------
Income tax provision
  (benefit)............. $(27,916)  $2,082   $2,950
- ---------------------------------------------------

  The Corporation files a consolidated federal income tax return with its 80% or more owned subsidiaries (the "Corporation's Affiliated Group").

  The Corporation recorded a federal tax benefit of $25.1 million in 1996. The federal income tax benefit is attributable to FoxMeyer and is the result of the recognition of benefits from net operating losses. A federal income tax benefit of $2.7 million attributable to the affiliates other than FoxMeyer in the Corporation's Affiliated Group (the "Other Affiliates") was offset by an increase in the valuation allowance on deferred tax assets of the Other Affiliates.

  The Corporation recorded a federal income tax provision of $0.7 million in 1995. A federal income tax charge of $7.8 million attributable to FoxMeyer was partially offset by a federal income tax benefit of $7.1 million attributable to the current year federal income tax net operating loss and the reduction of the valuation allowance on deferred tax assets of the Other Affiliates.

  The Corporation recorded a federal income tax provision of $1.3 million in 1994. A federal income tax charge of $19.5 million attributable to FoxMeyer was partially offset by a federal income tax benefit of $18.2 million attributable to the current year federal income tax net operating loss and to the reduction of the valuation allowance on deferred tax assets of the Other Affiliates.

  The reasons for the difference between the total tax provision (benefit) and the amount computed by applying the statutory federal income tax rate to income
(loss) from continuing operations before income taxes and minority interest were as follows (in thousands of dollars):

                      For the years ended March 31,
                        1996       1995      1994
- ---------------------------------------------------
Statutory rate
  applied to pre-tax
  income (loss)...... $(28,645)  $ 17,291   $14,179
Change in deferred
  tax asset valuation
  allowance..........    2,654    (13,441)   (6,472)
Corporate dividend-
  received
  deduction..........   (2,197)    (1,975)   (2,457)
State income taxes
  (net of federal tax
  effect)............   (1,842)       908     1,068
Weirton interest
  expense............     (498)      (725)   (4,420)
Loss on disposition
  of investment in
  NSC................       --         --      (270)
Amortization of
  goodwill and other
  nondeductible
  items..............    2,446      2,502     2,265
Tax attributes from
  acquisitions.......       --         --    (2,768)
Capital loss.........     (175)    (2,156)       --
Alternative minimum
  tax................       --        527        --
Restatement of
  affiliates to
  equity method......       --       (233)    1,886
Other items..........      341       (616)      (61)
- ---------------------------------------------------
          Total tax
            provision
         (benefit)... $(27,916)  $  2,082   $ 2,950
- ---------------------------------------------------

  The Corporation's current and noncurrent deferred taxes, which net to a $35.8 million asset as of March 31, 1996, and a $10.3 million asset as of March 31, 1995, consisted of the following temporary differences and net operating losses, at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

                                                                  1996                         1995
- -------------------------------------------------------------------------------------------------------------
                                                        Deferred      Deferred       Deferred      Deferred
                                                          tax            tax           tax            tax
                                                         assets      liabilities      assets      liabilities
- ---------------------------------------------------------------------------------------------
Inventory methods.....................................  $     --       $  51,658     $     --       $  48,726
Basis difference on acquired assets and liabilities
  assumed.............................................       319              --          863              --
Phar-Mor receivable allowance.........................        --              --       22,057              --
Allowance for possible losses on accounts
  receivable..........................................     8,953              --        2,723              --
Other liabilities and valuation allowances............    16,525              --       26,053              --
Accrued interest......................................        --           1,173           --           1,494
Recognition of contingent fee income..................        --              --           --          10,184
Depreciation..........................................        --           3,258           34           3,964
Investments...........................................    15,502           7,737           --              --
Tax net operating losses..............................   119,831              --       81,492              --
Tax credits...........................................    11,138              --       11,857              --
All other.............................................       185              --          224             444
- -------------------------------------------------------------------------------------------------------------
          Total deferred assets and liabilities.......   172,453          63,826      145,303          64,812
Valuation allowance on deferred tax assets............   (72,868)                     (70,214)
- -------------------------------------------------------------------------------------------------------------
          Total deferred taxes........................    99,585       $  63,826       75,089       $  64,812
- -------------------------------------------------------------------------------------------------------------
Less: deferred tax liability..........................   (63,826)                     (64,812)
- -------------------------------------------------------------------------------------------------------------
          Deferred tax asset, net.....................  $ 35,759                     $ 10,277
- -------------------------------------------------------------------------------------------------------------

  The net change in the valuation allowance during fiscal 1996 was an increase of approximately $2.7 million.

  At March 31, 1996, the Corporation had, for federal income tax purposes, operating loss, capital loss, and investment credit carryforwards of approximately $342.4 million, $144.8 million, and $3.0 million, respectively. Operating loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 1997 through 2000 -- $2.3 million, 2003 -- $15.8 million, 2004 -- $58.3 million, 2006 -- $107.3 million,
2008 -- $0.5 million, 2009 -- $39.4 million and 2011 -- $118.8 million.
Operating loss carryforwards of $15.6 million attributable to FoxMeyer are limited in their utilization because they were incurred prior to the acquisition of FoxMeyer or one of its subsidiaries by the Corporation. The capital loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 1997 -- $52.3 million, 1998 -- $35.9 million and 1999 -- $56.6 million. Investment credit carryforwards will expire during the years 1997 through 2002. The Corporation also has alternative minimum tax credit carryforwards of $8.0 million, which are available to offset the future regular tax liability of the Corporation. Alternative minimum tax credit carryforwards do not expire.

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

NOTE Q - COMMITMENTS AND CONTINGENCIES

Directly or through its subsidiaries, the Corporation leases various types of properties, primarily warehouse property, computer equipment, transportation equipment and corporate aircraft, through noncancellable operating leases. Certain leases contain escalation clauses, have payments that vary depending on current interest rates and provide for renewal options generally at fair market rates. Rental expense from continuing operations under operating leases totaled $21.0 million in 1996, $14.7 million in 1995 and $16.4 million in 1994. Minimum rental payments under operating leases with initial or remaining terms of one year or more at March 31, 1996, and for which no liability has been accrued, total $113.4 million with payments due during the next five fiscal years of $16.4 million in 1997, $31.9 million in 1998, $19.7 million in 1999, $20.5 million in 2000, $4.6 million in 2001 and $20.3 million thereafter. See Note U for a discussion of the impact on future rental payments as a result of the purchase of certain property currently under an operating lease.

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

  At March 31, 1996, the Corporation had reserves of $2.5 million for environmental assessments, remediation activities, penalties or fines at 11 sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range has been used.

  In 1994, the Corporation paid $10.0 million to NSC as a deposit to cover potential environmental claims for which it has indemnified NSC (see Note J). The Corporation believes the remaining deposit will be sufficient to satisfy current environmental claims for which the Corporation has indemnified NSC. The Corporation settled an environmental claim in December 1995 for $3.6 million related to its agreement to indemnify NSC. The claim was paid from the deposit.

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

  Management believes the Corporation has valid claims, and is actively pursuing these claims, against its insurers for coverage of certain environmental exposures. In arriving at a reasonable estimate of environ-mental reserves, the Corporation has not offset any potential recoveries against the environmental liabilities accrued. The Corporation is not aware of any site where other companies that have been designated as a PRP by the EPA would be unable to fulfill their portion of the obligations should they and the Corporation be found to be jointly and severally liable.

  From time to time, FoxMeyer makes advances to customers in anticipation of future sales. At March 31, 1996, advances aggregating $2.8 million were outstanding. In addition, FoxMeyer has guaranteed debt of certain customers to their banks aggregating $1.0 million at March 31, 1996.

  The Corporation entered into certain agreements in fiscal 1996 with Ashland Oil, Inc. ("Ashland") settling unresolved issues relating to the sale of The Permian Corporation ("TPC") to Ashland in fiscal 1992. As a result of the agreements, the Corporation has settled all outstanding claims and is released from any additional claims in connection with the sale of TPC to Ashland. Previously established liabilities of $19.6 million related to these claims by Ashland, and to other contingencies settled during the year, were released and are included in "Other income" in the accompanying statement of operations.

  FoxMeyer was a defendant in several class action lawsuits filed by independent retail drug stores alleging that pharmaceutical manufacturers and drug wholesalers conspired to fix prices of prescription drugs sold to retail drug stores. The plaintiffs sought treble damages of an unspecified amount, injunctive relief and attorney's fees. FoxMeyer has entered into a Judgment Sharing Agreement (the "Agreement") with the manufacturer defendants in these actions. Under the Agreement, FoxMeyer's liability will be limited to a maximum of $1.0 million for damages in any action in which there is a judgment against a manufacturer and wholesaler. In the event the manufacturer defendants settle, the Agreement provides that no contribution to such settlement would be required by FoxMeyer. On April 14, 1996, a federal judge in Chicago granted the defendant drug wholesalers' summary judgment motion and dismissed the case. The plaintiffs have filed an appeal. Management believes that no material effect on the consolidated financial condition or results of operations will result from the eventual settlement of these lawsuits.

  In connection with the merger of FoxMeyer into a wholly-owned subsidiary of the Corporation (the "Merger") (see Note B), several class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of FoxMeyer common stock. Subsequent to the filing of the lawsuits, an agreement was reached, as evidenced by a Memorandum of Understanding (the "Memorandum"), between the plaintiffs and defendants concerning the terms of the Merger and the settlement of the class action lawsuits. In September 1994, two plaintiffs in the class action lawsuits withdrew from the Memorandum. Thereafter, the remaining plaintiffs also withdrew from the Memorandum. In December 1994, the State of Wisconsin Investment Board ("SWIB") filed a complaint against the Corporation. The SWIB complaint alleges that the defendants breached their fiduciary duty to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and that the proxy statement issued in connection with the Merger failed to disclose certain important facts. On April 30, 1995, the SWIB action was consolidated with the class action lawsuit. An amended complaint was filed in the consolidated case on February 13, 1996. The amended complaint essentially alleges the same claims previously raised. The Corporation believes these lawsuits are without merit and intends to contest these allegations. Management believes the outcome of these lawsuits will not have a material effect on the consolidated financial condition or results of the operations of the Corporation.

  There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION

  The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):

                                                                      For the years ended March 31,
                                                                       1996       1995        1994
- ----------------------------------------------------------------------------------------------------
Interest paid.......................................................  $33,486    $27,904    $ 15,530
Income taxes paid...................................................      191      1,325         459
Noncash transactions:
  Exchange of Series A Preferred Stock for common stock.............       --         --     112,753
  Exchange of treasury stock for FoxMeyer common stock..............       --     80,010          --
  Ben Franklin common stock distributed as a dividend...............   29,697         --          --
  Payment of dividends in kind on Series A Preferred Stock..........   15,319     13,200       5,389
  Capital lease obligations incurred................................       --      1,907          --
- ----------------------------------------------------------------------------------------------------

NOTE S - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of financial instruments has been determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Corporation might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The following fair values of financial instruments have been determined at March 31, 1996 and 1995:

    The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and other accrued liabilities are reasonable estimates of their fair value.

    The carrying value of notes receivable is $28.8 million and $43.8 million at March 31, 1996 and 1995, respectively, while the estimated fair value of these notes is $31.7 million and $46.9 million, respectively, based on the contractual interest rates and the credit worthiness of the debtors. The carrying value of long-term debt is $432.6 million and $425.3 million at March 31, 1996 and 1995, respectively, while the estimated fair value is $424.8 million and $407.9 million, respectively, based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

    Debt and equity securities classified as "available for sale" or "trading" are carried at their estimated fair value (see Notes A and I). The carrying value of the investment in NSC Preferred Stock is net of the Remaining Liabilities (see Note J). The carrying value of the NSC Preferred Stock is $63.8 million and $64.8 million at March 31, 1996 and 1995, respectively. The estimated fair market value of the NSC Preferred Stock is approximately $70.1 million and $70.6 million, respectively, based on NSC's other outstanding debt with similar terms and remaining maturity. The carrying value of the Remaining Liabilities consists principally of pension liabilities and the NSC Note bearing interest at 8 1/2% with a 12 year remaining amortization. The carrying value of the NSC Note approximates its fair value at March 31, 1996 and 1995.

    The fair value of the Corporation's redeemable preferred stock, based on quoted market prices at March 31, 1996 and 1995, were $184.0 million and $182.5 million, respectively.

    The fair value of the pre-bankruptcy receivable from Phar-Mor was estimated to be $6.0 million at March 31, 1995.

    The fair value of certain warrants with a carrying value of $1.1 million at March 31, 1996 is estimated to be $5.0 million based upon the underlying market value of the securities into which the warrants may be converted.

    The carrying value of other investments were estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at March 31, 1996 and 1995 was $6.7 million and $4.2 million, respectively.

  The fair value estimates were based on pertinent information available to management as of March 31, 1996 and 1995. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE T - QUARTERLY DATA (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended March 31, 1996 and 1995 (in thousands of dollars, except per share amounts):

                                                                         Quarter
- -------------------------------------------------------------------------------------------------------
                                                     First         Second        Third         Fourth
- -------------------------------------------------------------------------------------------------------
1996
Net sales........................................  $1,278,289    $1,320,683    $1,430,615    $1,457,775
Gross profit.....................................      63,806        66,998        63,886        38,396
Operating income (loss)..........................      13,277        13,799       (46,238)      (30,787)
Net income (loss) from continuing operations.....       6,737         7,506       (40,364)      (29,923)
Earnings (loss) per common share from continuing
  operations.....................................        0.09          0.12         (2.61)        (2.06)
- -------------------------------------------------------------------------------------------------------
1995
Net sales........................................  $1,177,921    $1,154,812    $1,207,857    $1,265,346
Gross profit.....................................      64,218        64,462        65,032        72,545
Operating income.................................      11,951        11,327        20,028        20,831
Net income from continuing operations............       5,471         6,965        15,076        15,683
Earnings per common share from continuing
  operations.....................................        0.06          0.17          0.62          0.65
- -------------------------------------------------------------------------------------------------------

  The previously reported amounts for 1995 have been reclassified to reflect discontinued operations (see Note C) and the change to equity method of accounting for Ben Franklin (see Note B). The 1996 quarterly results differ from those previously reported due to a change in the composition of the discontinued operations in the fourth quarter.

  During the fourth quarter of 1996, the Corporation recorded an adjustment to inventory that resulted in a charge to cost of goods sold of approximately $18.5 million. The adjustment was due primarily to significant information systems problems incurred in connection with the opening of the Corporation's new automated national distribution center in July 1995, and the installation of a new system utilized to record the transfer of product among the Corporation's facilities. Management believes the problems caused by the initial inadequacies of these systems resulted in the Corporation shipping more product to some of its customers than it billed, and inflated the amount of credit given to certain of its customers. The ability of the Corporation to track certain shipments was significantly impaired as well. As a result of the Corporation's own analysis of the inventory shortage, discussion with the independent third party retained by the Corporation to evaluate the problem and based on an evaluation of the nature of the inventory problems, the lack of sufficient information, and the time period covered, the Corporation is unable to reasonably estimate the impact of the adjustment on a quarter-by-quarter basis and has recorded the full impact in the fourth quarter.

  The Corporation also recorded an additional charge to operating expenses of approximately $15.5 million during the fourth quarter to increase its allowance for doubtful accounts. A portion of the increase is due to the billing problems arising from the issues addressed above. The remainder of the increase is the result of problems related to customers serviced from facilities closed during late 1996. The Corporation, as noted above, is unable to reasonably estimate the impact of the adjustment on a quarter-by-quarter basis.

  Management believes that all material problems have been identified and resolved and that all adjustments referred to above are non-recurring in nature.

  During the third quarter of 1996, the Corporation recorded as unusual items certain charges. See the discussion of these charges in Note A.

  During 1996, the Corporation released previously established reserves related to the settlement of certain contingent liabilities (see Note Q) that had the effect of increasing operating income by $8.6 million and $2.8 million in the first and second quarters, respec-tively. Additional released liabilities, net of the write-down of the Corporation's investment in Ben Franklin, of $4.8 million were included in operating income in the fourth quarter.

  The operating results for the fourth quarter of 1995 reflect a $26.4 million write-down of the bankruptcy receivable from Phar-Mor including legal expenses (see Note F). The operating results for the fourth quarter also included $28.8 million in contingent fee income on a contract resulting from a 1990 asset sale (see Note A) and $7.5 million in realized gains on the sale of investments.

  Per share amounts are computed independently for each quarter based on the average number of shares outstanding during that quarter. Therefore, the sum of the quarterly per share amounts may not equal the total for the fiscal year because of stock or other transactions that occurred during such years (see Notes B and L).

NOTE U - SUBSEQUENT EVENTS

  On June 19, 1996, FoxMeyer, through its wholly-owned subsidiary FoxMeyer Drug Company, entered into new financing agreements for a $475.0 million revolving credit facility (the "New FoxMeyer Credit Facility") and a $275.0 million accounts receivable financing program (the "New FoxMeyer Receivable Financing"), both of which mature in five years. Borrowings under these facilities were used to repay amounts outstanding under the FoxMeyer Credit Facility (see Note K), to retire the $198.0 million FoxMeyer Senior Notes (see Note K) and to replace the $200.0 million accounts receivable financing program (see Note E). The Corporation will incur approximately $6.8 million of charges in the first quarter of fiscal 1997 as a result of the early extinguishment of debt and other fees paid on the FoxMeyer Credit Facility and the FoxMeyer Senior Notes. In addition, approximately $22.5 million was used to purchase property and equipment that were being leased by FoxMeyer.

  The New FoxMeyer Credit Facility matures in June 2001 and is secured by all the tangible and intangible assets of FoxMeyer except for certain real property and equipment. The interest rates on the New FoxMeyer Credit Facility, for the first year, will be based on either the prime rate plus 0.5% or a LIBOR rate (as defined) plus 2.0%. After the first year, the interest rate adjustments to the prime and LIBOR rates will vary depending on certain financial ratios. The New FoxMeyer Credit Facility contains certain affirmative and negative covenants including (i) restrictions on acquisitions, mergers, and sales of certain assets by FoxMeyer, (ii) restrictions on FoxMeyer's ability to enter into transactions with affiliates, (iii) restrictions on FoxMeyer's ability to incur additional indebtedness, to make capital expenditures, and to make certain loans, advances and investments, and (iv) requirements to maintain a minimum interest coverage ratio, ratio of accounts payable to inventory and net worth. Amounts available pursuant to the New FoxMeyer Credit Facility are limited to a percentage of certain eligible inventory and accounts receivable balances. The New FoxMeyer Credit Facility limits the amount of dividends that can be paid by FoxMeyer to the lesser of $15.0 million or 50% of FoxMeyer's prior fiscal year net income. Under this limitation, FoxMeyer will not be able to pay a dividend in fiscal 1997. The New FoxMeyer Credit Facility does permit payments under a tax sharing agreement between FoxMeyer and the Corporation but restricts other transfers of cash or assets.

  The New FoxMeyer Receivable Financing also matures June 2001 and provides that FoxMeyer will sell, with limited recourse, a percentage ownership interest in a defined pool of its trade receivables. The New FoxMeyer Receivable Financing requires that all receivables generated by FoxMeyer Drug Company be sold to a new corporation, FoxMeyer Funding, Inc. ("FFI"), a wholly-owned subsidiary of FoxMeyer Drug Company. FFI's business consists only of the purchase of receivables from FoxMeyer Drug Company and the sale of those receivables. Generally, an undivided interest in new accounts receivable will be sold daily by FFI as existing accounts receivable are collected to attempt to maintain the participation interest at $275.0 million. FoxMeyer Drug Company will act as agent for the purchaser performing recordkeeping and collection functions on the participation interest sold. The cost of the program will be based on commercial paper rates plus an additional margin of 0.875%. The New FoxMeyer Receivable Financing contains affirmative and negative covenants which are substantially the same as those in the New FoxMeyer Credit Facility.

  As part of the refinancing, FoxMeyer has elected to purchase certain equipment and other personal property formerly used under an operating lease. Subsequent to the purchase, the Corporation's future minimum rental payments (see Note Q) under leases with initial or remaining terms of one year or more at March 31, 1996, will be $90.3 million with payments due during the next five fiscal years of $13.0 million in 1997, $12.2 million in 1998, $19.7 million in 1999, $20.5 million in 2000, $4.6 million in 2001 and $20.3 million thereafter.

  The Financial Accounting Standards Board has issued two statements that impact the Corporation's accounting and reporting of certain financial statement information. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ", will be effective for the fiscal year beginning April 1, 1996. While the Corporation has not currently adopted SFAS 121, the Corporation does not anticipate any significant impact on the consolidated financial statements resulting from the adoption of SFAS 121. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", becomes effective for transactions after March 31, 1996. As permitted by SFAS 123, the Corporation will continue to apply the recognition and measurement provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS 123 beginning in fiscal 1997. Accordingly, there will be no impact on the consolidated financial statements from the adoption of SFAS 123.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission no later than July 29, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1)    Financial Statements

               Reference is made to the listing on page 57 of all financial statements filed as part of this report.

     (2)       Financial Statement Schedules

               Reference is made to the listing on page 57 of all financial statement schedules filed as part of this report.

     (3)       Exhibits

               Reference is made to the Exhibit Index beginning on page 65 for a list of all exhibits filed as part of this report.

     (b)       Reports on Form 8-K

               During the three months ended March 31, 1996, the registrant did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FoxMeyer Health Corporation



                                       By  /s/ Edward L. Massman
                                         -------------------------------
                                         Edward L. Massman
June 28, 1996                            Senior Vice President and Chief
                                         Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICERS:
/s/ Abbey J. Butler
- -------------------------   Co-Chairman of the Board and
Abbey J. Butler             Co-Chief Executive Officer            June 28, 1996

/s/ Melvyn J. Estrin
- -------------------------   Co-Chairman of the Board and
Melvyn J. Estrin            Co-Chief Executive Officer            June 28, 1996

/s/ Edward L. Massman
- -------------------------   Senior Vice President and Chief
Edward L. Massman           Financial Officer
                            (Principal Financial Officer)         June 28, 1996

ADDITIONAL DIRECTORS:

/s/ Sheldon W. Fantle
- -------------------------
Sheldon W. Fantle           Director                              June 28, 1996

/s/ Paul M. Finfer
- -------------------------
Paul M. Finfer              Director                              June 28, 1996

/s/ Alfred H. Kingon
- -------------------------
Alfred H. Kingon            Director                              June 28, 1996

/s/ William G. Tull
- -------------------------
William G. Tull             Director                              June 28, 1996

ITEM 14(A) (1) AND (2) AND ITEM 14(D)

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                   Page No. in
                                                                    Form 10-K
                                                                   ------------
Independent Auditors' Report.......................................   28

Consolidated Statements of Operations - For the Three Years
  Ended March 31, 1996.............................................   29

Consolidated Balance Sheets - March 31, 1996 and 1995..............   30

Consolidated Statements of Stockholders' Equity - For the Three
  Years Ended March 31, 1996.......................................   32

Consolidated Statements of Cash Flows - For the Three Years Ended
  March 31, 1996...................................................   33

Notes to Consolidated Financial Statements - For the Three
  Years Ended March 31, 1996.......................................   34

The following financial statement schedules of FoxMeyer Health Corporation and subsidiaries are included in Item 14(d):


                                                                Page No. in
                                                                 Form 10-K
                                                                -----------
Schedule I - Condensed Financial Information of Registrant...      58

Schedule II - Valuation and Qualifying Accounts..............      62

Independent Auditors' Consent................................      64

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS


FoxMeyer Health Corporation (Parent Company)           (In thousands of dollars)
================================================================================

                                                                    March 31,
                                                           ----------------------
                                                              1996         1995
- ---------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and short-term investments                          $   4,392    $     477
  Current deferred tax asset, net of valuation allowance         592          852
  Other current assets                                         1,652        1,053
- ---------------------------------------------------------------------------------
Total current assets                                           6,636        2,382

Intercompany receivables (payables)                             (140)      20,597

Investments in subsidiaries and affiliates                   393,681      478,749

Investment in National Steel Corporation                      44,099       30,163

Deferred tax asset, net of valuation allowance                26,563       29,815

Other assets                                                     686          363
- ---------------------------------------------------------------------------------

Total assets                                               $ 471,525    $ 562,069
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                         $   1,305    $     487
  Accrued and other liabilities                                6,459        7,898
  Long-term debt due within one year                          26,115           --
- ---------------------------------------------------------------------------------
Total current liabilities                                     33,879        8,385

Note payable to FoxMeyer Corporation                          30,000       27,700

Long-term debt                                                 8,885       15,000

Other long-term liabilities                                    9,006       31,815

Redeemable preferred stock                                   187,292      175,019

Stockholders' equity
  Common stock                                               120,940      120,836
  Capital in excess of par value                             209,613      209,110
  Minimum pension liability                                  (64,634)     (75,428)
  Net unrealized holding gain (loss) on securities               (17)       2,374
  Retained earnings                                           70,431      184,949
- ---------------------------------------------------------------------------------
                                                             336,333      441,841
Less:  cost of common stock held in treasury                 133,870      137,691
- ---------------------------------------------------------------------------------

Total stockholders' equity                                   202,463      304,150
- ---------------------------------------------------------------------------------

Total liabilities and stockholders' equity                 $ 471,525    $ 562,069
=================================================================================

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS



FoxMeyer Health Corporation (Parent Company)           (In thousands of dollars)
================================================================================

                                                           For the years ended March 31,
                                                         --------------------------------
                                                           1996        1995        1994
- -----------------------------------------------------------------------------------------
Operating Costs
  Administrative and general expenses                    $  8,585    $  9,907    $ 10,701
  Other income                                             16,216          91          --
- -----------------------------------------------------------------------------------------
Operating income (loss)                                     7,631      (9,816)    (10,701)

Financing Costs
  Interest income                                             947         741         235
  Intercompany interest expense                             2,800       2,643       2,412
  Interest expense                                          3,695       2,083       1,644
- -----------------------------------------------------------------------------------------

Financing costs, net                                        5,548       3,985       3,821
- -----------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  National Steel Corporation, income tax benefit
  and equity in income (loss) of subsidiaries
  and affiliates                                            2,083     (13,801)    (14,522)
National Steel Corporation
  Loss on common stock investment                              --          --      (2,350)
  Net preferred dividend income                             3,329       5,445       7,655
- -----------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  income tax benefit and equity in income (loss)
  of subsidiaries and affiliates                            5,412      (8,356)     (9,217)
Income tax benefit                                             --       7,138      18,273
- -----------------------------------------------------------------------------------------

Income (loss) from continuing operations
  before equity in income (loss) of
  subsidiaries and affiliates                               5,412      (1,218)      9,056
Equity in income (loss) of subsidiaries and affiliates    (61,456)     44,413      22,408
- -----------------------------------------------------------------------------------------

Net income (loss) from continuing operations              (56,044)     43,195      31,464
Equity in loss from discontinued operations                  (536)     (1,581)     (1,952)
Equity in loss on disposal of discontinued operations      (7,081)         --          --
- -----------------------------------------------------------------------------------------

Net income (loss)                                        $(63,661)   $ 41,614    $ 29,512
=========================================================================================

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


FoxMeyer Health Corporation (Parent Company)          (In thousands of dollars)
===============================================================================

                                                                       For the years ended March 31,
                                                                     --------------------------------
                                                                      1996        1995        1994
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                    $(63,661)   $ 41,614    $ 29,512
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:
  Loss on common stock of National Steel Corporation                       --          --       2,350
  Net preferred dividend income from National Steel Corporation        (3,329)     (5,445)     (7,655)
  Equity in loss  (income) of subsidiaries and affiliates              69,073     (42,832)    (20,456)
  Deferred tax provision (benefit)                                         --         397     (10,034)
  Other non-cash charges (credits)                                    (15,383)      1,149         220
  Gain on securities                                                       --         (80)         --
  CASH PROVIDED (USED) BY WORKING CAPITAL ITEMS:
    Receivables and other current assets                                 (555)         43        (658)
    Accounts payable and accrued liabilities                              (84)     (1,540)      2,541
  Net intercompany activity with subsidiaries                          20,737       4,390     (14,253)
  Funds transferred to National Steel Corporation for potential
    environmental liabilities                                              --          --     (10,000)
  Other                                                                  (520)     (3,668)     (2,620)
- -----------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        6,278      (5,972)    (31,053)

Cash flows from investing activities:
  Investments in subsidiaries and affiliates                          (29,329)       (998)       (179)
  Sale of marketable securities                                            --       1,029      44,672
  Dividends received from subsidiaries and affiliates                  10,000       7,971       6,353
  Other                                                                    --          --         446
- -----------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (19,329)      8,002      51,292

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                       (4,180)     (4,620)     (5,060)
  Mandatory redemption of preferred stock                              (4,236)     (4,400)     (4,399)
  Note payable to FoxMeyer Corporation                                  2,300        (625)      1,500
  Loan origination fees                                                  (367)         --        (512)
  Net borrowings under revolving credit facility                           --      15,000          --
  Proceeds from issuance of long-term debt                             20,000          --          --
  Repurchase of treasury stock                                             --     (28,953)     (1,251)
  Stock options exercised                                               3,449       4,850          --
- -----------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       16,966     (18,748)     (9,722)
- -----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and short-term investments              3,915     (16,718)     10,517
Cash and short-term investments, beginning of year                        477      17,195       6,678
- -----------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                         $  4,392    $    477    $ 17,195
=====================================================================================================

See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost.

DEFERRED TAX ASSET: The Parent Company's current and noncurrent deferred tax assets consist almost entirely of net operating loss carryforwards and liabilities which were not deductible for federal income tax purposes when accrued. The valuation allowances netted against the deferred tax assets at March 31, 1996 and 1995 were $67.1 million and $62.3 million, respectively.

INTERCOMPANY RECEIVABLES (PAYABLES) AND NOTE PAYABLE TO FOXMEYER CORPORATION:
The intercompany receivables/payables between the Parent Company and its subsidiaries are not evidenced by notes and do not bear interest except for the following. The Parent Company had a $30.0 million revolving credit agreement with FoxMeyer Corporation that had an interest rate that was 2% above the subsidiary's long-term borrowing rate (9.09% at March 31, 1996). At March 31, 1996, $30.0 million was outstanding under the agreement. The balance outstanding under the agreement plus all accrued but unpaid interest was forgiven by FoxMeyer Corporation on June 19, 1996.

NOTE B - DIVIDENDS RECEIVED

The Parent Company received cash dividends of $10.0 million, $8.0 million, and $6.4 million from FoxMeyer Corporation for each of the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The Parent Company did not receive cash dividend payments from any other subsidiary during the three years ended March 31, 1996.

NOTE C - TAX SHARING PAYMENTS

Under tax sharing agreements with its subsidiaries, the Parent Company received $1.7 million, $7.5 million and $7.7 million for each of the three years ended March 31, 1996, 1995, and 1994, respectively.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions for the three year ended March 31, 1996 (in thousands of dollars):


======================================================================================
                                                          1996       1995       1994
                                                        ------------------------------
Interest paid                                           $ 3,863    $ 3,285    $  2,801
Income taxes paid                                            --        826          13
Noncash transactions:
  Exchange of preferred stock for common stock               --         --     112,753
  Exchange of treasury stock for FoxMeyer Corporation
    common stock                                             --     80,010          --
  Ben Franklin Retail Stores, Inc. common stock
    distributed as a dividend                            29,697         --          --
  Payment of dividends in kind on preferred stock        15,319     13,200       5,389
======================================================================================

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES


==========================================================================================================
                COL  A                               COL B                        COL C
- ----------------------------------------------------------------------------------------------------------
                                                                                ADDITIONS
                                                   BALANCE AT    -----------------------------------------
                                                  BEGINNING OF   CHARGED TO COSTS       CHARGED TO OTHER
              DESCRIPTION                            PERIOD        AND EXPENSES        ACCOUNTS - DESCRIBE
==========================================================================================================
                                                   YEAR ENDED MARCH 31, 1996
                                                   -------------------------
                                                     (THOUSANDS OF DOLLARS)

RESERVES DEDUCTED FROM ASSETS
 Allowances for possible losses on trade
  notes and accounts receivable                   $      6,510   $     21,885               $   --
 Allowance for possible loss on
  pre-bankruptcy receivable from Phar-Mor, Inc.         62,795         (1,385)(8)               --
 Reserve for inventory shrinkage                         1,934          4,444                   --
RESERVES SHOWN ELSEWHERE
 Long-term reserves related to facility sales,
  shutdowns and discontinued operations                 21,726        (11,867)(10)              --

                                                   YEAR ENDED MARCH 31, 1995
                                                    -------------------------
                                                     (THOUSANDS OF DOLLARS)

RESERVES DEDUCTED FROM ASSETS
 Allowances for possible losses on trade
  notes and accounts receivable                   $     15,133   $     (2,284)(4)           $  299(2)
 Allowance for possible loss on
  pre-bankruptcy receivable from Phar-Mor, Inc.         40,000         22,795                   --
 Reserve for inventory shrinkage                         4,136            593                   --
RESERVES SHOWN ELSEWHERE
 Long-term reserves related to facility sales,
  shutdowns and discontinued operations                 22,638          1,639                   --

                                                   YEAR ENDED MARCH 31, 1994
                                                   -------------------------
                                                     (THOUSANDS OF DOLLARS)

RESERVES DEDUCTED FROM ASSETS
 Allowances for possible losses on trade
  notes and accounts receivable                   $     18,841   $      1,757               $   --
 Allowance for possible loss on
  pre-bankruptcy receivable from Phar-Mor, Inc.         40,000             --                   --
 Reserve for inventory shrinkage                         3,058          1,816                   --
RESERVES SHOWN ELSEWHERE
 Long-term reserves related to facility sales,
  shutdowns and discontinued operations                 21,823            628                2,023 (6)
===================================================================================
                                                     COL D                COL E
- -----------------------------------------------------------------------------------
                                                   Deductions -      Balance at End
                  DESCRIPTION                       Describe         of Period
===================================================================================
                           YEAR ENDED MARCH 31, 1996
                           -------------------------
                            (THOUSANDS OF DOLLARS)

RESERVES DEDUCTED FROM ASSETS
 Allowances for possible losses on trade
  notes and accounts receivable                         $4,855 (7)       $23,540
 Allowance for possible loss on
  pre-bankruptcy receivable from Phar-Mor, Inc.         61,410 (9)            --
 Reserve for inventory shrinkage                         1,342 (1)         5,036
RESERVES SHOWN ELSEWHERE
 Long-term reserves related to facility sales,
  shutdowns and discontinued operations                  2,654 (5)         7,205

                           YEAR ENDED MARCH 31, 1995
                           -------------------------
                            (THOUSANDS OF DOLLARS)

RESERVES DEDUCTED FROM ASSETS
 Allowances for possible losses on trade
  notes and accounts receivable                         $6,638 (3)       $ 6,510
 Allowance for possible loss on
  pre-bankruptcy receivable from Phar-Mor, Inc.             --            62,795
 Reserve for inventory shrinkage                         2,795 (1)         1,934
RESERVES SHOWN ELSEWHERE
 Long-term reserves related to facility sales,
  shutdowns and discontinued operations                  2,551 (5)        21,726

                           YEAR ENDED MARCH 31, 1994
                           -------------------------
                            (THOUSANDS OF DOLLARS)

RESERVES DEDUCTED FROM ASSETS
 Allowances for possible losses on trade
  notes and accounts receivable                         $5,465 (3)       $15,133
 Allowance for possible loss on
  pre-bankruptcy receivable from Phar-Mor, Inc.             --            40,000
 Reserve for inventory shrinkage                           738 (1)         4,136
RESERVES SHOWN ELSEWHERE
 Long-term reserves related to facility sales,
  shutdowns and discontinued operations                  1,836 (5)        22,638

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    FOR THE THREE YEARS ENDED MARCH 31, 1996


Note 1  - Consists principally of inventory write-offs and sales.

Note 2 - Allowance for doubtful accounts recorded under the purchase method of accounting for companies acquired.

Note 3  - Principally relates to doubtful accounts which have been written off.

Note 4 - Reduction of allowance for doubtful accounts as a result of excess reserves at the end of the period.

Note 5  - Principally cash disbursements related to these reserves.

Note 6  - Reclassified from short-term liabilities


Note 7 - Principally relates to doubtful accounts which have been written off, net of the effects of discontinued operations and the spin-off of Ben Franklin Retail Stores, Inc.

Note 8  - Recovery on Phar-Mor, Inc. receivable.

Note 9  - Write-off of remaining balance of Phar-Mor, Inc. receivable.

Note 10 - Principally the result of the settlement of certain unresolved issues relating to the sale of The Permian Corporation in 1992. As a result of the settlement, all outstanding claims were settled and the registrant was released from any further liability associated with the sale. Previously established reserves related to these claims were released.

                         INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 2-56083, 2-91622, 2-95028, 33-16919, 33-27060, 33-27719 and 33-56097 on Form
S-8, No. 33-2289 and 33-37531 on Form S-3 and No. 2-45941 on Form S-16 of
FoxMeyer Health Corporation (formerly National Intergroup, Inc.) of our report dated June 28, 1996, which report expresses an unqualified opinion appearing in and incorporated by reference in this Annual Report on Form 10-K of FoxMeyer Health Corporation for the year ended March 31, 1996.





Deloitte & Touche LLP
Dallas, Texas
July 1, 1996

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit
Number                      Description
- -------                     -----------
3-A  Certificate of Amendment of Restated Certificate of Incorporation of the
     registrant dated October 12, 1994.  (Filed as Exhibit 3-A to the registrant's Annual Report on Form 10-K for the fiscal year ended March
     31,1995 and incorporated herein by reference).

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

3-D  By-laws of the registrant.  (Filed as Exhibit 3-D to the registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

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

10-D FoxMeyer Corporation Amended and Restated Supplemental Savings Plan.
     (Filed as Exhibit 10-G to FoxMeyer Corporation's Annual Report on Form
     10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.)

10-E Loan Agreement, dated as of January 13, 1994, among the registrant and Banque Paribas, as Agent, and the Banks named therein. (Filed as Exhibit
     10-A to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)

10-F Tax Sharing Agreement, dated as of November 25, 1992, between FoxMeyer
     Corporation and the registrant.  (Filed as Exhibit 28(a) to FoxMeyer
     Corporation's Quarterly Report on Form 10-Q for the quarter ended December
     31, 1992 and incorporated herein by reference.)

10-G Amendment dated April 21, 1993 to the Tax Sharing Agreement, dated as of
     November 25, 1992, between FoxMeyer Corporation and the registrant.
     (Filed as Exhibit 10-M to FoxMeyer Corporation's Annual Report on Form
     10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

10-H Amended and Restated Management Agreement, dated as of January 1, 1992, between FoxMeyer Corporation and the registrant. (Filed as Exhibit 10-A to FoxMeyer Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)

10-I Stock Purchase and Recapitalization Agreement, dated as of June 26, 1990, among the registrant, NII Capital Corporation, NKK Corporation, NKK U.S.A.
     Corporation and National Steel Corporation. (Filed as Exhibit 10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended
     March 31, 1990 and incorporated herein by reference.)

10-J Amendment to Stock Purchase and Recapitalization Agreement, dated as of
     July 31, 1991, among the registrant, NII Capital Corporation, NKK
     Corporation, NKK U.S.A. Corporation and National Steel Corporation.
     (Filed as Exhibit 2-F to National Steel Corporation's Annual Report on
     Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10-K Put Agreement, dated as of June 26, 1990, among NII Capital Corporation,
     NKK U.S.A. Corporation and National Steel Corporation.  (Filed as Exhibit
     10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-L Amended and Restated Weirton Liabilities Agreement, dated as of June 26,
     1990, among the registrant, NII Capital Corporation and National Steel
     Corporation.  (Filed as Exhibit 10-AQ to the registrant's Annual Report on
     Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-M Amendment to Amended and Restated Weirton Liabilities Agreement, dated as of July 31, 1991, between the registrant, NII Capital Corporation and
     National Steel Corporation.  (Filed as Exhibit 10-H to National Steel
     Corporation's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1991 and incorporated herein by reference.)

10-N Agreement, dated as of February 3, 1993, among the registrant, NII
     Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and National
     Steel Corporation.  (Filed as Exhibit 10.30 to National Steel
     Corporation's Registration Statement on Form S-1 (File No. 33-57952) and incorporated herein by reference.)

10-O Second Amendment to Loan Agreement dated as of September 6, 1994 by and among the registrant, the Banks identified therein and Banque Paribas, as Agent for Banks. (Filed as Exhibit 10-A to the registrant's Quarterly
     Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-P Amendment dated October 12, 1994 to the 1993 Stock Option and Performance
     Award Plan of the registrant.  (Filed as Exhibit 10-D to the registrant's
     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-Q Third Amendment to Loan Agreement dated as of October 12, 1994 among the registrant, the Banks identified therein and Banque Paribas, as Agent for the Banks. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.)

10-R Fourth Amendment to Loan Agreement dated as of December 19, 1994, among the registrant, the Banks identified therein and Banque Paribas, as Agent for the Banks. (Filed as Exhibit 10-B to the registrant's Quarterly
     Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.)

10-S Employment Agreement, dated as of February 27, 1995, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-AF to the registrant's Annual Report on Form 10-K for the fiscal year ended March
      31, 1995 and incorporated herein by reference.)

10-T Employment Agreement, dated as of February 27, 1995, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-AG to the registrant's Annual Report on Form 10-K for the fiscal year ended March
      31, 1995 and incorporated herein by reference.)

10-U  Employment Agreement, dated as of February 27, 1995, between FoxMeyer
      Corporation and Abbey J. Butler. (Filed as Exhibit 10-AH to the registrant's Annual Report on Form 10-K for the fiscal year ended March
      31, 1995 and incorporated herein by reference.)

10-V  Employment Agreement, dated as of February 27, 1995, between FoxMeyer
      Corporation and Melvyn J. Estrin. (Filed as Exhibit 10-AI to the registrant's Annual Report on Form 10-K for the fiscal year ended March
      31, 1995 and incorporated herein by reference.)

10-W Fifth Amendment to Loan Agreement dated as of March 22, 1995 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for Banks. . (Filed as Exhibit 10-AN to the registrant's Annual Report on
      Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

10-X  First Amendment to FoxMeyer Corporation Amended and Restated Supplemental
      Savings Plan, dated as of January 1, 1995. (Filed as Exhibit 10-AQ to the registrant's Annual Report on Form 10-K for the fiscal year ended March
      31, 1995 and incorporated herein by reference.)

10-Y  Second Amendment to the FoxMeyer Corporation Employees' Savings and
      Profit Sharing Program, dated as of March 31, 1995. (Filed as Exhibit
      10-AR to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

10-Z Sixth Amendment to Loan Agreement dated as of September 6, 1995 by and among the registrant, the Banks identified therein and Bank Paribas as agents for the Banks. (Filed as Exhibit 10-D to the registrant's
      Quarterly Report in Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.)

10-AA Credit Agreement dated as of September 6, 1995 between the registrant and Credit Lyonnais New York Branch. (Filed as 10-E to the registrant's
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.)

10-AB Employment Agreement dated as of February 1, 1996 between FoxMeyer
      Corporation and Edward L. Massman.*

10-AC Employment Agreement dated as of March 1, 1996 between FoxMeyer
      Corporation and William L. Estes.*

10-AD Employment Agreement dated as of April 1, 1996 between FoxMeyer
      Corporation and Kevin J. Rogan.*

10-AE Seventh Amendment to Loan Agreement dated as of April 1, 1996 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for Banks.*

10-AF Eighth Amendment to Loan Agreement dated as of April 8, 1996 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for Banks.*

10-AG Ninth Amendment to Loan Agreement dated as of May 6, 1996 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for Banks.*

10-AH Tenth Amendment to Loan Agreement dated as of May 7, 1996 by and among the registrant, the Banks identified therein and Banque Paribas, as agent for Banks.*

10-AI First Amendment to Credit Agreement, dated as of December 31, 1995, between the registrant and Credit Lyonnais New York Branch.*

10-AJ Second Amendment to Credit Agreement, dated as of May 7, 1996, between the registrant and Credit Lyonnais New York Branch.*

10-AK Credit Agreement dated as of June 19, 1996 among FoxMeyer Drug Company,
      FoxMeyer Corporation, Health Mart, Inc., Healthcare Transportation System,
      Inc., Merchandise Coordinator Services Corporation, the Lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and The CIT Group/Business Credit, Inc., as Co-Agent.*

10-AL Receivables Purchase and Servicing Agreement dated as of June 19, 1996 among FoxMeyer Funding, Inc., Redwood Receivables Corporation, FoxMeyer
      Drug Company and General Electric Capital Corporation, as Operating Agent and Collateral Agent.*

10-AM Receivables Transfer Agreement dated as of June 19, 1996 between
      FoxMeyer Drug Company and FoxMeyer Funding, Inc.*

11    Statement Re:  Computation of per share earnings.*

21    Subsidiaries of the registrant.*

23    Consent of Independent Auditors is included in the List of Financial
      Statements and Financial Statement Schedules.

27    Financial Data Schedule.*

99    Form 11-K for calendar year 1995 for FoxMeyer Employee's Savings and Profit
      Sharing Program.*

- --------------
*  Filed herewith