Form 10-Q
period 1996-06-30
FOXMEYER HEALTH CORP
filed 1996-08-20
CIK 716644

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-8549


                         FOXMEYER HEALTH CORPORATION
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)





                     DELAWARE                             25-1425889
         --------------------------------            -------------------
         (State or Other Jurisdiction of               (I.R.S. Employer
           Incorporation or Organization)            Identification No.)

       1220 Senlac Drive, Carrollton, Texas                 75006
     ----------------------------------------              ----------
     (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code       214-446-4800
                                                         ------------


         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No      .
                                               -----     -----


Number of shares of Common Stock outstanding as of August 9, 1996:  15,773,088
                                                                    ----------

                         PART 1. FINANCIAL INFORMATION
                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  Three months ended June 30,
                                                                                  ----------------------------
(In thousands, except per share amounts)                                               1996            1995
- --------------------------------------------------------------------------------------------------------------
NET SALES                                                                         $    4,070        $   1,759
OPERATING COSTS
  Selling, general and administrative expenses                                         5,319            4,212
  Depreciation and amortization                                                          489              143
- --------------------------------------------------------------------------------------------------------------
                                                                                      (1,738)          (2,596)
Other income                                                                             840            9,068
- --------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                                 (898)           6,472

FINANCING COSTS
  Interest income                                                                        360              992
  Interest expense                                                                     2,117            1,392
- --------------------------------------------------------------------------------------------------------------
Financing costs, net                                                                   1,757              400
- --------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION,
EQUITY IN LOSS OF AFFILIATES, INCOME TAX BENEFIT (PROVISION) AND MINORITY
INTEREST                                                                              (2,655)           6,072
National Steel Corporation net preferred income                                        2,419              923
Equity in loss of affiliates                                                          (1,603)          (1,240)
- --------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (PROVISION)
AND MINORITY INTEREST                                                                 (1,839)           5,755

Income tax benefit (provision)                                                       (29,579)           1,219
- --------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                    (31,418)           6,974

Minority interest in results of operations of consolidated subsidiaries                 (785)            (635)
- --------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                             (32,203)           6,339

DISCONTINUED OPERATIONS:
  Loss from operations                                                               (17,467)            (138)
  Loss on sale of discontinued operations                                           (238,682)               -
- --------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                   (288,352)           6,201

Preferred stock dividends                                                              4,080            5,223
- --------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                               $ (292,432)       $     978
- --------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations                                        $    (2.14)       $    0.07
  Loss from discontinued operations                                                   (15.13)           (0.01)
- --------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                                                       $   (17.27)       $    0.06
- --------------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                           16,929           16,716
==============================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




 (In thousands of dollars)                                                   June 30, 1996     March 31, 1996
- -------------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)
CURRENT ASSETS
  Cash and short-term investments                                               $   7,064         $    26,987
  Receivables - net                                                                16,719             291,750
  Inventories                                                                           -             632,269
  Net assets of discontinued operations held for sale                              40,303              16,527
  Other current assets                                                             37,142              43,632
- -------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              101,228           1,011,165

INVESTMENT IN NATIONAL STEEL CORPORATION                                           46,499              44,099

INVESTMENTS IN AFFILIATES                                                          45,940              49,602


PROPERTY, PLANT AND EQUIPMENT                                                      30,410             216,604
  Less: allowances for depreciation and amortization                                1,825              73,749
- -------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                  28,585             142,855


OTHER ASSETS
  Goodwill - net                                                                    7,330             207,935
  Intangible assets - net                                                           2,735              12,554
  Deferred tax asset, net of valuation allowance                                        -              79,676
  Miscellaneous assets                                                             11,333              29,184
- -------------------------------------------------------------------------------------------------------------
                                                                                   21,398             329,349
- -------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 243,650         $ 1,577,070
=============================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




(In thousands of dollars)                                                June 30, 1996     March 31, 1996
- ---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                        $   9,969         $   610,579
  Accrued liabilities                                                        25,866              51,475
  Deferred income taxes                                                          -               43,917
  Long-term debt due within one year                                         34,930              28,793
- ---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    70,765             734,764

LONG-TERM DEBT                                                               27,057             403,831

OTHER LONG-TERM LIABILITIES                                                  33,032              38,646

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                               10,727              10,074

REDEEMABLE PREFERRED STOCK                                                  190,446             187,292

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $5.00 par value; authorized 50,000,000 shares;
    24,188,084 shares issued                                                120,940             120,940
  Capital in excess of par value                                            209,544             209,613
  Minimum pension liability                                                 (64,634)            (64,634)
  Net unrealized holding loss on marketable securities                          (66)                (17)
  Retained earnings (deficit)                                              (222,171)             70,431
- ---------------------------------------------------------------------------------------------------------
                                                                             43,613             336,333
Less: cost of common stock held in treasury - 7,415,296 shares at
   June 30, 1996 and 7,520,882 shares at March 31, 1996                     131,990             133,870
- ---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (88,377)            202,463
- ---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 243,650         $ 1,577,070
=========================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three months ended June 30,
                                                                                  --------------------------------
(In thousands of dollars)                                                              1996          1995
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $ (288,352)          $    6,201
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:
  Minority interest in results of operations of consolidated subsidiaries                785                  635
  Equity in loss of affiliates                                                         1,603                1,240
  Depreciation and amortization                                                          489                  143
  Net preferred income from National Steel Corporation                                (2,419)                (923)
  Gain on investments                                                                 (2,877)                (463)
  Other non-cash (credits) or charges                                                  2,266               (8,674)
  Deferred income tax provision (benefit)                                             29,579               (1,219)
  Depreciation and amortization, provisions for losses on accounts
    receivable and other items related to discontinued operations                     10,392                8,792
  Loss on sale of discontinued operations                                            238,682                    -
  Cash provided (used) by working capital items, net of acquisitions:
    Receivables                                                                        5,773               63,074
    Inventories                                                                       26,018              (65,790)
    Other assets                                                                         374               (3,583)
    Accounts payable and accrued liabilities                                           1,191               33,713
  Proceeds from accounts receivable financing program                                 75,000                    -
  Other                                                                               (1,476)                (990)
- ------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             97,028               32,156
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in cash from reclassification to discontinued operations or change
    to equity method of accounting                                                   (24,366)              (9,108)
  Purchase of property, plant and equipment                                          (31,418)             (12,301)
  Purchase of investments                                                             (6,248)             (36,218)
  Proceeds from the sale of investments                                               10,763               10,556
  Acquisitions, net of cash acquired                                                       -               (2,452)
  Other                                                                                  393                 (172)
- ------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                (50,876)             (49,695)
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                                       447,492              338,050
  Repayments under revolving credit facilities                                      (312,693)            (295,750)
  Proceeds from issuance of long-term debt                                            15,120                1,700
  Debt repayments                                                                   (207,067)              (1,666)
  Loan origination fees                                                               (8,235)                 (78)
  Dividends paid on redeemable preferred stock                                          (926)              (1,045)
  Dividends paid to minority interests                                                (1,446)                (932)
  Other                                                                                1,680                  264
- ------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     (66,075)              40,543
- ------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                           (19,923)              23,004
  Cash and short-term investments, beginning of period                                26,987               35,232
- ------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                    $    7,064           $   58,236
==================================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

FoxMeyer Health Corporation (the "Corporation") is a holding company owning subsidiaries that are primarily engaged in real estate operations, principally hotels and office buildings, and investing in other corporations and partnerships.

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

Certain previously reported amounts have been reclassified to conform to current year presentations.

The accompanying condensed consolidated balance sheet of the Corporation as of June 30, 1996, the condensed consolidated statements of operations for the three months ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the three months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments, except for those related to the Corporation's discontinued operations, were of a normal recurring nature. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1996, and should be read in conjunction with this quarterly report.


NOTE 2 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per share is based on income (loss) after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary earnings per share or is anti-dilutive, as applicable.


NOTE 3 - DISCONTINUED OPERATIONS

On August 14, 1996, the Board of Directors of the Corporation approved a plan to divest the Corporation's distribution subsidiary, FoxMeyer Drug Company, which was the primary operating unit of the Corporation. The Corporation has, therefore, treated the subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), as a discontinued operation. Certain of FoxMeyer's subsidiaries and investments in other corporations, which were transferred to the Corporation by FoxMeyer as a dividend on June 19, 1996, have been treated as continuing operations for both of the three month periods ended June 30, 1996 and 1995, respectively. The dividend included FoxMeyer's investment in FoxMeyer Canada Inc., Phar-Mor, Inc., US Health Data Interchange, and marketable securities. The measurement date for the determination of the loss on the sale of the discontinued operation was June 30, 1996. The Corporation recognized a loss from discontinued operations of FoxMeyer for the three months ended June 30, 1996, of $17.5 million, net of taxes. In addition, the Corporation recognized an estimated $238.7 million loss from the write-down of the net assets being disposed of to their estimated net realizable value. Prior year results of operations have been reclassified to reflect FoxMeyer as a discontinued operation. The balance sheet at June 30, 1996, reflects the net realizable value of FoxMeyer in "Net assets of discontinued operations held for sale". The balance sheet at March 31, 1996, has not been restated.
Discontinued operations generated sales for the three months ended June 30, 1996 and 1995 of $1,427.1 million and $1,278.2 million, respectively. The loss from operations is net of the applicable income tax benefit of $4.6 million in 1996 and an income tax provision of $0.4 million in 1995.

In July 1995, the Corporation adopted a plan to dispose of certain of its managed care and information services operations. In fiscal 1996, the Corporation recorded a $7.1 million reserve, net of taxes for future operating losses after the measurement date of June 30, 1995 and for expected losses on the sale of these operations. Approximately $1.5 million of the reserve remained at March 31, 1996. The Corporation has incurred additional losses of $1.1 million during the three months ended June 30, 1996 that have been applied against the remaining reserve. The net book value of assets and liabilities which are expected to be sold is reflected on the consolidated balance sheet at June 30, 1996 as "Net assets of discontinued operations held for sale". The net assets, before reclassification, consisted of $0.1 million of current assets and $15.2 million of long-term assets.

In July 1996, the Corporation signed a definitive agreement to sell the pharmacy benefit management operation for $30.5 million with an additional $2.5 million due in one year. The additional payment may increase to a maximum of $5.0 million based on certain criteria. The transaction closed on August 2, 1996. The transaction will result in a gain on discontinued operations that will be recognized in the second quarter of fiscal 1997. The exact amount of the gain has not yet been determined.


NOTE 4 - LONG-TERM DEBT

On August 2, 1996, the Corporation retired its $15.0 million credit facility. At June 30, 1996, the amount outstanding under this facility was $14.2 million.

As of August 19, 1996, the Corporation was in violation of certain terms of its $20.0 million secured loan (the "Hamilton Facility") and, therefore, all of the $20.0 million balance outstanding at June 30, 1996, has been classified as "Long-term debt due within one year". In July 1996, the Corporation reduced the balance outstanding on the Hamilton Facility to $17.4 million. The Corporation is currently negotiating with the creditor to amend or refinance the Hamilton Facility.

The Corporation borrowed an additional $15.1 million, before repayments, in connection with the purchase or refinancing of real estate in limited partnerships controlled by the Corporation. The additional borrowings are non-recourse and secured solely by the underlying real estate.


NOTE 5 - INVESTMENTS IN AFFILIATES

The Corporation has written off the remaining book value of its investment in Ben Franklin Retail Stores, Inc. ("Ben Franklin") of approximately $2.0 million. The write-off resulted from the Chapter 11 bankruptcy filing by Ben Franklin on July 26, 1996. As a result of the write-off of this investment, the Corporation will no longer account for Ben Franklin on an equity basis.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):


- -------------------------------------------------------------------------------------------
                                                                Three months ended June 30,
                                                                ---------------------------
                                                                   1996              1995
- -------------------------------------------------------------------------------------------
Interest paid                                                    $ 16,201         $ 10,633
Income taxes paid                                                       -               11
Noncash transactions:
    Payment of dividends in kind on preferred stock                 2,659            3,778
- -------------------------------------------------------------------------------------------

NOTE 7 - FEDERAL INCOME TAXES

As a result of the plan to divest FoxMeyer, the Corporation has reviewed its valuation allowance on the deferred tax assets available to the Corporation. Without the projected taxable income from FoxMeyer, the Corporation has determined that an additional valuation allowance of $29.9 million was needed at June 30, 1996.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Corporation has retained responsibility for certain potential environmental liabilities attributable to former operating units and as a result is subject to federal, state or local environmental laws, rules and regulations. The laws generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Corporation and its subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and, in some instances, have been designated as a potentially responsible party by the Environmental Protection Agency.

The Corporation's reserves for potential environmental assessments or remediation activities, penalties, or fines, that may be imposed for non-compliance with such laws or regulations, have not changed materially since March 31, 1996. The Corporation's estimates of these costs are based on currently available facts, existing technologies, presently enacted laws and regulations, and the professional judgment of consultants and counsel.

The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot, in its judgment, estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional cost and expenses it may incur for such environmental liabilities. While management of the Corporation does not believe the liabilities associated with such other sites will have a material adverse effect on its financial condition or results of operations, it recognizes additional work may have to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment.

There are various pending claims and lawsuits arising out of the normal conduct of the Corporation. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE 9 - SUBSEQUENT EVENT

The Corporation has signed a definitive agreement to sell FoxMeyer for $25.0 million plus the assumption of FoxMeyer's debt. The $25.0 million includes $10.0 million in cash and a $15.0 million subordinated convertible note. The transaction is subject to obtaining various approvals and to other customary closing conditions. In addition, the purchaser must obtain commitments for new additional working capital financing for FoxMeyer of $50.0 million by September 19, 1996.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") were principally engaged in the wholesale distribution of pharmaceutical products and health and beauty aids through FoxMeyer Corporation ("FoxMeyer"). On August 14, 1996, the Corporation's Board of Directors approved a plan to divest FoxMeyer. Therefore, FoxMeyer will be treated as a discontinued operation as of June 30, 1996. FoxMeyer's operating loss to the measurement date of June 30, 1996 of $17.5 million is shown as a loss from discontinued operations. The Corporation has also recorded an estimated $238.7 million loss from the write-down of the net assets of FoxMeyer to their estimated net realizable value. The decision to divest FoxMeyer will cause substantial changes in the Corporation's future results of operations, assets and liabilities and future liquidity and capital resources. The prior year statement of operations has been restated to reflect FoxMeyer as a discontinued operation.

The Corporation has signed a definitive agreement to sell FoxMeyer for $25.0 million plus the assumption of FoxMeyer's debt. The $25.0 million includes $10.0 million in cash and a $15.0 million subordinated convertible note. The transaction is subject to obtaining various approvals and to other customary closing conditions. In addition, the purchaser must obtain commitments for new additional working capital financing for FoxMeyer of $50.0 million by September 19, 1996.

FoxMeyer declared and paid a dividend (the "FoxMeyer Dividend") to the Corporation on June 19, 1996, consisting of assets unrelated to its core distribution business, including assets of FoxMeyer's discontinued operations (certain managed care and information service subsidiaries); another subsidiary that is an information service provider, US Health Data Interchange ("USHDI"); FoxMeyer's investments in FoxMeyer Canada Inc. ("FoxMeyer Canada"), Phar-Mor, Inc. ("Phar-Mor") and other marketable securities; and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation including accrued interest.

After the divestiture of FoxMeyer, the Corporation will continue to operate hotels and office buildings, principally in the Washington D.C. area, and to make and hold investments in other corporations and partnerships, including those received as part of the FoxMeyer Dividend.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

OPERATING INCOME (LOSS)

Net sales, primarily from real estate operations, increased to $4.1 million for the three months ended June 30, 1996 as compared to $1.8 million for the three months ended June 30, 1995. The increase is primarily the result of the increase in hotel revenues including an increase related to the addition of a new hotel management agreement.

Operating costs increased to $5.8 million for the current period as compared to $4.4 million for the prior period. The increase is also due primarily to increases in operating expenses at the Corporation's real estate operations.

Other income decreased $8.2 million compared to the prior year period. The decrease was principally due to a write-off of approximately $2.0 million for the Corporation's investment in Ben Franklin Retail Stores, Inc. ("Ben Franklin") in the current year (see Note 5 to the condensed consolidated financial statements), and to a non-recurring gain recognized in the prior year for the settlement of certain issues related to the fiscal 1992 sale of The Permian Corporation. The Corporation recorded a gain from the early settlement of a discounted note receivable in the current period partially offsetting the decreases.

NET FINANCING COSTS

Net financing costs increased to $1.8 million for the three months ended June 30, 1996 as compared to $0.4 million for the three months ended June 30, 1995. Interest income decreased $0.6 million primarily from reduced investments in notes receivable in the real estate operations and, in the prior period, interest on funds held as a deposit by another company. Interest expense increased $0.8 million from additional funds borrowed in the real estate operations and to acquire the Corporation's interest in Hamilton Morgan L.L.C. ("Hamilton Morgan").

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for National Steel Corporation ("NSC") was $2.4 million for the three months ended June 30, 1996, compared to $0.9 million for the prior period. The increase was primarily due to the reduction in the actuarially determined expense related to the Weirton pension obligation for the current fiscal year.

EQUITY IN LOSS OF AFFILIATES

The equity in loss of affiliates primarily represented the positive results of real estate partnership investments carried on the equity basis, the Corporations 41% interest in FoxMeyer Canada's losses for the quarter as well as the Corporation's 39% equity interest in the loss incurred by Phar-Mor. In the prior year, the equity in loss of affiliates consisted of 68% of Ben Franklin's losses and 47% of FoxMeyer Canada's losses for the quarter.

INCOME TAXES

The Corporation recorded an income tax benefit of $1.2 million for the three months ended June 30, 1995. The benefit was primarily due to the reduction in the deferred tax asset valuation allowance. The current period expense of $29.6 million primarily reflects the increase in the deferred tax asset valuation allowance due to the loss of FoxMeyer's future estimated operating results.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in the results of operations of consolidated subsidiaries was $0.8 million for the three months ended June 30, 1996 as compared to $0.6 million for the three months ended June 30, 1995. The minority interest in the current quarter relates to the real estate partnerships and Hamilton Morgan while in the prior year the minority interest consisted only of the real estate partnerships. The increase in minority interest is primarily attributable to increased real estate earnings.

DISCONTINUED OPERATIONS

The loss from discontinued operations for the current and prior year represent the loss from FoxMeyer for the three months ended June 30, 1996 and 1995, respectively. The loss on sale of discontinued operations represents the write-off of the investment in FoxMeyer to its estimated net realizable value.

The following is a discussion of the significant components of the discontinued operations for fiscal 1997 as compared to fiscal 1996:

Net sales increased $148.9 million to $1,427.1 million for the three months ended June 30, 1996 as compared to $1,278.2 million for the three months ended June 30, 1995. Sales increased across all customer segments. Sales in the next quarter of fiscal 1997 are expected to decline slightly from current trends in as much as FoxMeyer and the RiteAid Corporation ("RiteAid"), a national retail drug store chain, mutually agreed to terminate their relationship in July 1996. RiteAid accounted for $113.7 million in net sales for the quarter ended June 30, 1996.

Gross profit decreased $17.3 million to $46.4 million for the three months ended June 30, 1996. As a percentage of net sales, gross margin decreased to 3.3% for the three months ended June 30, 1996 from 5.0% for the three months ended June 30, 1995. Increased sales to large volume and lower margin customers as well as continuing price competition throughout the industry contributed to this decrease.

Operating costs other than cost of goods sold ("operating expenses") decreased $1.4 million to $53.2 million for the three months ended June 30, 1996 as compared to $54.6 million for the three months ended June 30, 1995. As a percentage of net sales, operating expenses decreased to 3.7% of net sales as compared to 4.3% in the prior year reflecting FoxMeyer's continuing efforts to reduce costs. While steps taken to date have lowered operating expenses, additional cost reductions will be necessary to improve profitability. The ability of management to reduce costs quickly and efficiently, in connection with its initiatives to increase gross profit for fiscal 1997, will be a significant factor in future profitability.

Other expense increased $1.3 million from $2.3 million for the three months ended June 30, 1995 to $3.6 million for the three months ended June 30, 1996. The increase was principally due to increased fees of $1.5 million on the accounts receivable financing program. The increase in fees is due to higher costs associated with the sale of receivables as compared to the prior year, which trend will continue for the remainder of the year, and from the sale of an additional $75.0 million of receivables on June 19, 1996.

Net financing costs increased $3.0 million to $8.6 million for the three months ended June 30, 1996, as compared to $5.6 million for the three months ended June 30, 1995. Total interest income did not change significantly; however, interest expense increased by $3.1 million to $9.0 million for the three months ended June 30, 1996. The increase in interest expense was attributable to:(i) an increase in average debt outstanding for the quarter of approximately $13.1 million as compared to the prior year period; (ii) violations of certain covenants under FoxMeyer's credit facility that required FoxMeyer to pay higher interest rates as well as significant waiver fees through June 19, 1996 when the credit facility was replaced; and (iii) higher average interest rates under the new FoxMeyer credit facility than under the old facility.


PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $4.1 million for the three months ended June 30, 1996, compared to $5.2 million for the three months ended June 30, 1995. The decrease of $1.1 million is due to fewer outstanding convertible preferred shares in the current quarter as compared to the prior year and to lower dividends on the Series A redeemable preferred stock. The dividend on the Series A preferred stock is paid in kind, and the amount of the dividend is based on the current market price of the preferred stock on the ex-dividend date. The price of the Series A preferred stock has fallen significantly since the prior year quarter resulting in lower dividend expense.


                        LIQUIDITY AND CAPITAL RESOURCES

The following discussion of cash flow reflects the operations of the Corporation, including FoxMeyer, for the three months ended June 30, 1996, the measurement date for accounting for FoxMeyer as a discontinued operation.

Net cash provided by operations (which includes working capital components) was $97.0 million for the three months ended June 30, 1996. The change in working capital components provided $33.4 million of funds primarily from the decrease in inventory at FoxMeyer from March 31, 1996 to June 30, 1996. The sale of additional accounts receivable by FoxMeyer under an accounts receivable financing program provided $75.0 million in cash.

Cash used in investing activities was $50.9 million for the three months ended June 30, 1996. Approximately $31.4 million of funds were used to purchase property and equipment during this period including approximately $22.5 million used to purchase property and equipment that were formerly leased by FoxMeyer. Another $24.4 million of the decrease represents the cash balance of FoxMeyer at June 30, 1996, which will no longer be available to the Corporation as a result of the plan to divest FoxMeyer's operations.

Financing activities used $66.1 million of cash for the three months ended June 30, 1996. Repayments of debt of $57.1 million, net of borrowings, were the principal use of the funds. Net borrowings under the Corporation's various revolving credit facilities increased by $134.8 million during this period.
The increase was principally due to the retirement of FoxMeyer's $198.0 million of senior notes using funds borrowed under FoxMeyer's revolving credit facility less the impact of the $75.0 million increase in the accounts receivable financing program, which proceeds were used to reduce revolver borrowings.

FoxMeyer had $24.4 million in cash at June 30, 1996. In addition, it had borrowed $316.4 million under its $475.0 million revolving credit facility at an average interest rate of 7.7%. The average and maximum amounts borrowed during the three months ended June 30, 1996 under the revolving credit facility and its predecessor were $211.9 million and $337.4 million, respectively. FoxMeyer also increased its accounts receivable financing by another $25.0 million on August 2, 1996 to $300.0 million. After the release of the fiscal 1996 results, FoxMeyer has experienced pressure from vendors through reductions in credit limits resulting in an impairment of FoxMeyer's liquidity. Successful implementation of the initiatives announced in late June will require the support of FoxMeyer's suppliers and customers. There can be no assurance that FoxMeyer will be successful in the implementation and execution of these initiatives.

With the proposed divestiture of FoxMeyer, the Corporation retains certain real estate limited partnership activities, which include the operation of hotels and office buildings principally in the Washington D.C. area, investments in other corporations and partnerships, and certain corporate office and other miscellaneous activities. The following discussion of liquidity and capital resources refers to these remaining activities:

The Corporation had cash and short-term investments of approximately $5.8 million at June 30, 1996, excluding cash and short-term investments in real estate limited partnerships. In addition, at June 30, 1996, the Corporation had borrowed $14.2 million under a revolving credit facility (the "Credit
Facility") and $20.0 million under a secured loan (the "Hamilton Facility"), which was obtained in fiscal 1996 to purchase Hamilton Morgan. On August 2, 1996, the Corporation retired the remaining balance under the Credit Facility.

The Hamilton Facility requires payments of $2.5 million each in September 1996 and 1997 with the remainder due September 1998. The Hamilton Facility also requires that the Corporation maintain a minimum net worth, restricts the payment of cash dividends on the Corporation's common stock, and limits the amount that may be expended on the repurchase of shares of the Corporation's common stock. The Hamilton Facility is collateralized by (i) a portion of the Corporation's shares of FoxMeyer, (ii) the Corporation's interest in Phar-Mor common stock held by Hamilton Morgan and (iii) other marketable securities. As of August 19, 1996, the Corporation was in violation of certain terms of the Hamilton Facility and, therefore, the entire balance of $20.0 million at June 30, 1996 was classified as a current liability in the condensed consolidated financial statements. In July 1996, the Corporation reduced the balance to $17.4 million. The Corporation is currently negotiating with the creditor to amend or refinance the Hamilton Facility.

The Corporation's cash requirements during the remainder of fiscal 1997 include the funding of monthly operating expenses, benefit obligations, dividend payments on the Corporation's convertible redeemable preferred stock and mandatory sinking fund payments thereon, repayment of the Credit Facility, the $2.5 million principal payment due under the Hamilton Facility and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. The Corporation intends to pay dividends-in-kind on its Series A preferred stock through October 1996. Beginning in January 1997, the Corporation may only pay cash dividends on the Series A preferred stock. In addition, the Corporation may make additional real estate and other investments. During the period from the end of the quarter through August 19, 1996, the Corporation used approximately $8.4 million to repurchase 999,700 shares of its own common stock.

The Corporation will rely on cash on hand, proceeds of $40.5 million from the sale of discontinued operations (see Note 3 and Note 9 to the condensed consolidated financial statements), proceeds from the sale of investments, borrowings against other investments, refinancing of real estate investments and any excess cash from its real estate operations to meet its obligations and to repurchase shares of its common stock. The Corporation expects to fund additional real estate investments primarily from additional non-recourse debt which management believes will be available at reasonable rates.

As a result of the plan to divest FoxMeyer, the Corporation will be required to rely entirely on its remaining assets to fund future cash requirements. These assets consist primarily of investments in real estate limited partnerships, Phar-Mor, FoxMeyer Canada, and other investments in securities and partnerships. In addition to the cash requirements described above, the Corporation may be required to pay down the Hamilton Facility to correct the violation of certain terms of that facility. As a result, the Corporation may be required to liquidate a portion of its investments in affiliates and other investments in order to meet future cash requirements. There can be no assurance as to the value of these assets or the ability of the Corporation to timely liquidate these investments when funds are needed.

OTHER

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996. The Corporation has not yet determined the effects SFAS 125 will have on its financial position or the results of operations.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On August 12, 1996, an action was filed in the United States District Court for the Northern District of Texas against the registrant, Melvyn J. Estrin and Abbey J. Butler. The action purports to be brought on behalf of a class of purchasers of the registrant's common stock and seeks unspecified money damages based on allegations that the registrant violated federal securities laws by making supposedly false and misleading statements concerning its business, operations and prospects. The registrant intends to vigorously contest the allegations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          11   -   Computation of Earnings Per Common Share

                          27   -   Financial Data Schedule

                 (b)      Reports on Form 8-K

                          The registrant did not file any Current Reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FOXMEYER HEALTH CORPORATION


                                  By:  /s/ Edward L. Massman
                                       -----------------------------------------
                                       Edward L. Massman
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)




Date:  August 19, 1996

                               Index to Exhibits

Exhibit
Number                             Description
- -------                            -----------
  11             Computatiion of Earnings Per Common Share

  27             Financial Data Schedule