Form 10-Q
period 1996-09-30
FOXMEYER HEALTH CORP
filed 1996-11-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-8549


                          FOXMEYER HEALTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)






                DELAWARE                                         25-1425889
--------------------------------------------------           -------------------

     (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

    1220 Senlac Drive, Carrollton, Texas                           75006
--------------------------------------------------           -------------------

   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code              972-446-4800
                                                             -------------------


     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---


Number of shares of Common Stock outstanding as of November 11, 1996:
13,805,988
----------

                         PART 1. FINANCIAL INFORMATION
                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Three months ended September 30,
                                                                     --------------------------------

(In thousands, except per share amounts)                                           1996        1995
-----------------------------------------------------------------------------------------------------
REVENUES                                                                         $  4,432    $  2,221
OPERATING COSTS
  Selling, general and administrative expenses                                      6,364       5,091
  Depreciation and amortization                                                       592         117
-----------------------------------------------------------------------------------------------------
                                                                                   (2,524)     (2,987)
Other income (expense)                                                             (2,658)      7,370
-----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                            (5,182)      4,383

FINANCING COSTS
  Interest income                                                                     483         638
  Interest expense                                                                  1,450       1,451
-----------------------------------------------------------------------------------------------------
Financing costs, net                                                                  967         813
-----------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION,
  EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME TAX BENEFIT (PROVISION) AND
  MINORITY INTEREST                                                                (6,149)      3,570
National Steel Corporation net preferred income                                     2,406         917
Equity in income (loss) of affiliates                                                (784)        609
-----------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (PROVISION)
AND MINORITY INTEREST                                                              (4,527)      5,096

Income tax benefit (provision)                                                         (7)      1,632
-----------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                  (4,534)      6,728

Minority interest in results of operations of consolidated subsidiaries              (225)       (429)
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                       (4,759)      6,299

DISCONTINUED OPERATIONS:
  Income from operations                                                             --         1,207
  Loss on sale of discontinued operations                                            (366)       --
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                  (5,125)      7,506

Preferred stock dividends                                                           3,080       5,382
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                              $ (8,205)   $  2,124
-----------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations                                       $  (0.51)   $   0.05
  Income (loss) from discontinued operations                                        (0.02)       0.07
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                                                      $  (0.53)   $   0.12
-----------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                        15,356      17,202
=====================================================================================================



See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Six months ended September 30,
                                                                           ------------------------------

(In thousands, except per share amounts)                                            1996         1995
---------------------------------------------------------------------------------------------------------
REVENUES                                                                         $   8,502    $   3,980
OPERATING COSTS
  Selling, general and administrative expenses                                      11,683        9,303
  Depreciation and amortization                                                      1,081          260
---------------------------------------------------------------------------------------------------------
                                                                                    (4,262)      (5,583)
Other income (expense)                                                              (1,818)      16,438
---------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                             (6,080)      10,855

FINANCING COSTS
  Interest income                                                                      843        1,630
  Interest expense                                                                   3,567        2,843
---------------------------------------------------------------------------------------------------------
Financing costs, net                                                                 2,724        1,213
---------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION,
  EQUITY IN LOSS OF AFFILIATES, INCOME TAX BENEFIT (PROVISION) AND
  MINORITY INTEREST                                                                 (8,804)       9,642
National Steel Corporation net preferred income                                      4,825        1,840
Equity in loss of affiliates                                                        (2,387)        (631)
---------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (PROVISION)
AND MINORITY INTEREST                                                               (6,366)      10,851

Income tax benefit (provision)                                                     (29,586)       2,851
---------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                  (35,952)      13,702

Minority interest in results of operations of consolidated subsidiaries             (1,010)      (1,064)
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                       (36,962)      12,638

DISCONTINUED OPERATIONS:
  Income (loss) from operations                                                    (17,467)       1,069
  Loss on sale of discontinued operations                                         (239,048)        --
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                 (293,477)      13,707

Preferred stock dividends                                                            7,160       10,605
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                              $(300,637)   $   3,102
---------------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations                                       $   (2.73)   $    0.12
  Income (loss) from discontinued operations                                        (15.89)        0.06
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                                                      $  (18.62)   $    0.18
---------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         16,142       16,959
=========================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         September 30,  March 31,
(In thousands of dollars)                                    1996         1996
----------------------------------------------------------------------------------
   ASSETS                                                 (Unaudited)
   CURRENT ASSETS
     Cash and short-term investments                      $    6,203   $   26,987
     Receivables - net                                         4,917      291,750
     Inventories                                                --        632,269
     Net assets held for sale                                  7,989       16,527
     Other current assets                                     19,392       43,632
----------------------------------------------------------------------------------

   TOTAL CURRENT ASSETS                                       38,501    1,011,165

   INVESTMENT IN NATIONAL STEEL CORPORATION                   49,034       44,099

   INVESTMENTS IN AFFILIATES                                  37,750       49,602


   PROPERTY, PLANT AND EQUIPMENT                              25,116      216,604
     Less: allowances for depreciation and amortization        1,342       73,749
----------------------------------------------------------------------------------

   NET PROPERTY, PLANT AND EQUIPMENT                          23,774      142,855


   OTHER ASSETS
     Goodwill - net                                            7,201      207,935
     Intangible assets - net                                   2,582       12,554
     Deferred tax asset, net of valuation allowance             --         79,676
     Miscellaneous assets                                      6,983       29,184
----------------------------------------------------------------------------------

                                                              16,766      329,349
----------------------------------------------------------------------------------

   TOTAL ASSETS                                           $  165,825   $1,577,070
==================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       September 30,   March 31,
(In thousands of dollars)                                                  1996          1996
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                     $     1,786    $   610,579
  Accrued liabilities                                                        8,563         51,475
  Deferred income taxes                                                       --           43,917
  Long-term debt due within one year                                        15,381         28,793
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   25,730        734,764

LONG-TERM DEBT                                                              18,532        403,831

OTHER LONG-TERM LIABILITIES                                                 39,959         38,646

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                              10,723         10,074

REDEEMABLE PREFERRED STOCK                                                 178,676        187,292

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $5.00 par value; authorized 50,000,000 shares; issued -
     13,805,988 shares at September 30, 1996 and 24,188,084
     shares at March 31, 1996                                               69,030        120,940
  Capital in excess of par value                                           118,486        209,613
  Minimum pension liability                                                (64,634)       (64,634)
  Net unrealized holding loss on marketable securities                        (329)           (17)
  Retained earnings (deficit)                                             (230,348)        70,431
----------------------------------------------------------------------------------------------------
                                                                          (107,795)       336,333
Less: cost of common stock held in treasury - 7,520,882 shares at
    March 31, 1996                                                            --          133,870
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (107,795)       202,463
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $   165,825    $ 1,577,070
====================================================================================================

See notes to condensed consolidated financial statements.

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Six months ended
                                                                                 September 30,
                                                                         ---------------------------
(In thousands of dollars)                                                      1996         1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $(293,477)   $  13,707
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:
  Minority interest in results of operations of consolidated subsidiaries       1,010        1,064
  Equity in loss of affiliates                                                  2,387          631
  Depreciation and amortization                                                 1,081          260
  Net preferred income from National Steel Corporation                         (4,825)      (1,840)
  Loss (gain) on investments                                                      112       (5,154)
  Other non-cash (credits) or charges                                           2,242      (11,381)
  Deferred income tax provision (benefit)                                      29,579       (2,146)
  Depreciation and amortization, provisions for losses on accounts
    receivable and other items related to discontinued operations              10,392       18,291
  Loss on sale of discontinued operations                                     239,048         --
  Cash provided (used) by working capital items, net of acquisitions:
    Receivables                                                                19,508       39,433
    Inventories                                                                26,018     (147,290)
    Other assets                                                               (3,882)      (3,068)
    Accounts payable and accrued liabilities                                   (6,496)      73,997
  Proceeds from accounts receivable financing program                          75,000         --
  Other                                                                          (587)       1,387
----------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               97,110      (22,109)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in cash from reclassification to discontinued operations or
    change to equity method of accounting                                     (24,366)      (9,108)
  Purchase of property, plant and equipment                                   (32,762)     (24,826)
  Purchase of investments                                                      (6,227)     (77,760)
  Proceeds from the sale of investments                                        56,107       16,257
  Acquisitions, net of cash acquired                                             --         (4,609)
  Other                                                                         1,327           82
----------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                          (5,921)     (99,964)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                                447,492      671,080
  Repayments under revolving credit facilities                               (326,883)    (568,080)
  Proceeds from issuance of long-term debt                                     14,520       21,696
  Debt repayments                                                            (211,995)      (1,833)
  Loan origination fees                                                        (8,278)        (285)
  Purchase of treasury stock                                                  (16,726)        --
  Purchase of preferred stock                                                  (8,256)        --
  Dividends paid on redeemable preferred stock                                 (1,851)      (2,090)
  Dividends paid to minority interests                                         (1,675)      (1,032)
  Exercise of stock options                                                     1,679        1,639
----------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             (111,973)     121,095
----------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                               (20,784)        (978)
  Cash and short-term investments, beginning of period                         26,987       35,232
----------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                              $   6,203    $  34,254
====================================================================================================

See notes to condensed consolidated financial statements

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

FoxMeyer Health Corporation (the "Corporation") is a holding company with subsidiaries that are primarily engaged in the operation of hotels and office buildings, the operation of a medical claims processor and investing in other corporations and partnerships.

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

The accompanying condensed consolidated balance sheet of the Corporation as of September 30, 1996, the condensed consolidated statements of operations for the three and six months ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments, except for those related to the Corporation's discontinued operations, were of a normal recurring nature. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1996, and should be read in conjunction with this quarterly report.


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


NOTE 3 - TRANSACTIONS IN SUBSIDIARY COMMON STOCK

On August 14, 1996, the Board of Directors of the Corporation approved a plan to divest the Corporation's drug distribution subsidiary, FoxMeyer Drug Company, which was the primary operating unit of the Corporation. The Corporation has, therefore, treated the subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), as a discontinued operation as of the measurement date of June 30, 1996. The Corporation signed a definitive agreement to sell FoxMeyer on August 19, 1996. However, on August 27, 1996, FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and the previous agreement to sell FoxMeyer was terminated. Subsequently, under the supervision of the Bankruptcy Court, FoxMeyer's assets were sold on November 8, 1996 to McKesson Corp. pursuant to Section 363 of the U.S. Bankruptcy Code. The Corporation received no proceeds from the sale. The Corporation recognized a loss from discontinued operations of FoxMeyer for the three months ended June 30, 1996, the measurement date, of $17.5 million, net of taxes. In addition, the Corporation recognized a loss of $252.7 million from the write-off of its investment in FoxMeyer. Prior year results of operations have been reclassified to reflect FoxMeyer as a discontinued operation. Revenues included in results of discontinued operations prior to the measurement date of June 30, 1996 were $1,427.1 million in the current year and $1,320.5 million and $2,598.7 million for the three and six months ended September 30, 1995, respectively. The income (loss) from discontinued operations is net of applicable income tax benefit of $4.6 million in 1996 and an income tax provision of $0.5 million and $0.9 million for the three and six months ended September 30, 1995.

The Corporation wrote off the remaining book value of its investment in Ben Franklin Retail Stores, Inc. ("Ben Franklin") of approximately $2.0 million at June 30, 1996. The write-off resulted from the Chapter 11 bankruptcy filing by Ben Franklin on July 26, 1996. As a result of the write-off of this investment, the Corporation will no longer account for Ben Franklin on an equity basis.


NOTE 4 - OTHER DISCONTINUED OPERATIONS

In July 1995, the Corporation adopted a plan to dispose of certain of its managed care and information services operations. On August 2, 1996, the pharmacy benefit management operations were sold for $30.5 million with an additional $2.5 million due in one year. The additional payment may increase to a maximum of $5.0 million based on certain criteria. The transaction resulted in a gain on discontinued operations of approximately $13.8 million in the quarter ended September 30, 1996. This sale completed the dispositions announced in July 1995.


NOTE 5 - LONG-TERM DEBT

On August 2, 1996, the Corporation retired its $15.0 million revolving credit facility. In connection with a $20.0 million secured loan (the "Hamilton Facility"), the lender has waived certain covenant violations until November 25, 1996, at which time the Corporation expects the Hamilton Facility will be amended. As a result, the $14.9 million balance outstanding under the Hamilton Facility at September 30, 1996, has been classified as "Long-term debt due within one year".

During the quarter ended June 30, 1996, certain subsidiaries of the Corporation borrowed an additional $14.5 million, before repayments, in connection with the purchase or refinancing of real estate in limited partnerships controlled by the Corporation. The additional borrowings are non-recourse and secured solely by the underlying real estate.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):



----------------------------------------------------------------------------------

                                                                Six months ended
                                                                  September 30,
                                                               -----------------
                                                                 1996      1995
----------------------------------------------------------------------------------
Interest paid                                                  $16,967   $15,013
Income taxes paid                                                   15       100
Noncash transactions:
    Payment of dividends in kind on preferred stock              4,354     7,964
    Payment of dividend in common stock of Ben Franklin           --      29,775
----------------------------------------------------------------------------------

NOTE 7 - FEDERAL INCOME TAXES

As a result of the plan to divest FoxMeyer, the Corporation reviewed its valuation allowance on the deferred tax assets available to the Corporation. Without the projected taxable income from FoxMeyer, the Corporation has determined that an additional valuation allowance of $29.9 million was needed at June 30, 1996.


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

The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot, in its judgment, estimate at this time and losses attributable to remediation costs may arise at other sites. The Corporation cannot now estimate the additional cost and expenses it may incur for such environmental liabilities. Management recognizes additional work may have to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment of the adequacy of its environmental liabilities. Any changes in the estimated liability might have a material impact on the financial condition and results of operations of the Corporation.

The Corporation and certain of its current and former officers and directors have been named as defendants in a series of purported class actions that have been filed since August 1996 and consolidated in federal court in the Northern District of Texas, Dallas Division. These actions purport to be brought on behalf of purchasers of the Corporation's common stock and the Series A and cumulative preferred stock during the period July 19, 1995 through August 27, 1996. Plaintiffs assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified money damages. Specifically, the complaints allege that the defendants made materially false and misleading statements and failed to disclose material information concerning a variety of matters, including but not limited to the terms of contracts with major customers, the Corporation's inventory management and order processing systems, and the automated warehouse at Washington Court House, Ohio; and that the Corporation's financial statements were false and misleading. Motions concerning the designation of a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 have been filed but have not yet been adjudicated. The Corporation intends to vigorously defend these lawsuits.

The Corporation and certain officers also have been named as defendants in an action in Texas State Court which purports to be brought on behalf of all holders of the Corporation's common stock during the period from October 30, 1995 to July 1, 1996, and which seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the federal actions described above. The Corporation intends to vigorously defend the lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.


NOTE 9 - CAPITAL STOCK

During the period from July 3, 1996 to September 10, 1996, the Corporation purchased 562,000 shares of common stock under a previously announced stock buyback program, 1,000,000 shares under a stock buy-back program announced in July 1996 and 1,404,800 shares under a 2,000,000 share repurchase program approved in August 1996. The 2,966,800 shares were purchased at a cost of $16.7 million. These shares along with the 7,415,296 shares of common stock repurchased and not reissued from prior periods were cancelled with a corresponding reduction in common stock and capital in excess of par value of $148.7 million.

The Corporation also purchased during the period from August 1996 through October 1996 70,700 shares of its $5.00 cumulative convertible preferred stock for $2.4 million. These purchases have reduced the number of shares which must be redeemed by January 15, 1997 under this issue's sinking fund requirements to 9,831 shares. In addition, the Corporation purchased 317,000 shares of its $4.20 cumulative exchangeable Series A preferred stock at a cost of $6.0 million during September 1996.


NOTE 10 - SUBSEQUENT EVENT

On October 7, 1996, the Corporation announced that it had sold special warrants that allowed holders to acquire all the shares of FoxMeyer Canada Inc. ("FoxMeyer Canada") that the Corporation owned or could acquire through exercise of its options. The net proceeds from the sale were $30.1 million, excluding an additional $7.4 million held back (the "Hold-Back") pending approval of a prospectus of FoxMeyer Canada filed in connection with the special warrant sale. Should approval of the prospectus by Canadian regulatory authorities not be received by January 31, 1997, the Hold-Back will be forfeited. Management believes such approval will be obtained.

The Corporation's interest in FoxMeyer Canada was received as a dividend from FoxMeyer on June 19, 1996. The Corporation agreed with the official committee of unsecured creditors in FoxMeyer's Chapter 11 case (the "Committee") to escrow all but $5.0 million of the net proceeds and the Hold-Back for a period of 90 days from October 28, 1996. Once held in escrow for 90 days the Corporation may request payment of all such amounts upon a 45-day notice to FoxMeyer and the Committee, during which time the Committee and FoxMeyer have the right to seek an injunction prohibiting such payment. The Corporation will recognize a gain of approximately $33.9 million in the third quarter of fiscal 1997 assuming the Corporation receives the funds held in escrow and the Hold-Back. In the accompanying statements, the equity investment in FoxMeyer Canada at September 30, 1996 of $3.6 million is shown in assets held for sale.

On October 11, 1996, the Corporation sold its ownership in certain real estate limited partnerships for $8.7 million, which consisted of $7.0 million in cash and a 75-day note for $1.7 million. The note is secured by a pledge of interests that were transferred. The net assets of these properties at September 30, 1996, have been shown as assets held for sale. The net assets consist of the following:

          Current assets                               $       865
          Property and equipment                             5,473
          Other assets                                       6,719
          Current liabilities                                 (682)
          Long-term debt                                    (8,012)
                                                       -----------

          Net assets held for sale                     $     4,363
                                                       ===========

                  FOXMEYER HEALTH CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FoxMeyer Health Corporation and its subsidiaries (the "Corporation") are principally engaged in the operation of hotels and office buildings, principally in the Washington D.C. area; the operation of a medical claims processor, US Health Data Interchange ("USHDI"); and making investments in other corporations or partnerships.

On August 14, 1996, the Corporation's Board of Directors approved a plan to divest FoxMeyer Corporation ("FoxMeyer"). FoxMeyer's operating loss to the measurement date of June 30, 1996 of $17.5 million is shown as a loss from discontinued operations. The Corporation has also recorded a $252.7 million loss on the sale of discontinued operations from the write-off of its investment in FoxMeyer. Although a tentative sale was announced on August 19, 1996, that sale was terminated when FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on August 27, 1996. On November 8, 1996, the U.S. Bankruptcy Court approved a sale of the principal assets of FoxMeyer Corporation and its subsidiaries to McKesson Corp. The Corporation will not receive any proceeds from the sale to McKesson Corp. nor does it expect to receive any proceeds from FoxMeyer's liquidation (see Note 3 to the condensed consolidated financial statements).

On July 26, 1996, Ben Franklin Retail Stores, Inc. ("Ben Franklin") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Corporation wrote off its remaining investment of $2.0 million in Ben Franklin and will no longer account for Ben Franklin on an equity basis.

On August 2, 1996, the Corporation sold its pharmacy benefit management operations which had been accounted for as a discontinued operation since July 1995. The Corporation received $30.5 million in cash plus a note for $2.5 million. The note may increase in value to $5.0 million based on certain occurrences. The Corporation recognized a gain on sale of discontinued operations of approximately $13.8 million.

On October 7, 1996, the Corporation announced that it had sold special warrants which allowed holders to acquire all the shares of FoxMeyer Canada Inc. ("FoxMeyer Canada") that the Corporation owned or could acquire through exercise of its options. The net proceeds from the sale were $30.1 million, excluding an additional $7.4 million held back (the "Hold-Back") pending approval of a prospectus of FoxMeyer Canada filed in connection with the special warrant sale. Should approval of the prospectus by Canadian regulatory authorities not be received by January 31, 1997, the Hold-Back will be forfeited. Management believes such approval will be obtained.

The Corporation's interest in FoxMeyer Canada was received as a dividend from FoxMeyer on June 19, 1996. The Corporation agreed with the official committee of unsecured creditors in FoxMeyer's Chapter 11 case (the "Committee") to escrow all but $5.0 million of the net proceeds and the Hold-Back for a period of 90 days from October 28, 1996. Once held in escrow for 90 days the Corporation may request payment of all such amounts upon a 45-day notice to FoxMeyer and the Committee, during which time the Committee and FoxMeyer have the right to seek an injunction prohibiting such payment. The Corporation will recognize a gain of approximately $33.9 million in the third quarter of fiscal 1997 assuming the Corporation receives the funds held in escrow and the Hold-Back

On October 11, 1996, the Corporation sold certain of its real estate limited partnership interests for $8.7 million. The Corporation received $7.0 million in cash and a 75-day note for the remainder.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995

OPERATING INCOME (LOSS)

Revenues, primarily from real estate operations, increased to $4.4 million and $8.5 million for the three and six months ended September 30, 1996, respectively, as compared to $2.2 million and $4.0 million for the three and six months ended September 30, 1995. The increase is primarily the result of the increase in hotel revenues including an increase related to the addition of a new hotel management agreement and the reclassification of a hotel held for sale to operating status in the fourth quarter of fiscal 1996.

Operating costs increased to $7.0 million and $12.8 million for the current three and six month periods as compared to $5.2 million and $9.6 million for the prior periods. The increase is also due primarily to increases in operating expenses at the Corporation's real estate operations.

For the three months ended September 30, 1996, other income (expense) decreased $10.0 million from the same period in the prior fiscal year, due principally to a non-recurring gain recognized in the prior year from the settlement of certain issues related to the fiscal 1992 sale of The Permian Corporation and to a decrease in gains on trading securities. Other income (expense) decreased $18.3 million for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995. The decrease was principally due to the non-recurring gain recognized in the prior year related to the sale of The Permian Corporation, the write-off of the Corporation's investment in Ben Franklin in the current year and to a decrease in gains on trading securities as compared to the prior year.

NET FINANCING COSTS

For the three months ended September 30, 1996, net financing costs increased $0.2 million as compared to the same period in the prior year as a result of interest income declining due to reduced investments in notes receivable in the real estate operations. Net financing costs increased $1.5 million for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995. Interest income decreased approximately $0.8 million primarily due to reduced investments in notes receivable in the real estate operations. Interest expense increased $0.7 million as a result of increased real estate borrowings and additional funds borrowed to acquire the Corporation's interest in Hamilton Morgan L.L.C. ("Hamilton Morgan"). This was partially offset by the payoff of the Corporation's revolving credit facility in August 1996.

NATIONAL STEEL CORPORATION

The net preferred income for National Steel Corporation ("NSC") was $2.4 million and $4.8 million for the three and six months ended September 30, 1996, respectively, as compared to $0.9 million and $1.8 million for the same periods in the prior year. The increase for both periods was primarily due to the reduction in the actuarially determined expenses related to the Weirton pension obligation in the current year.

EQUITY IN INCOME (LOSS) OF AFFILIATES

For the three months ended September 30, 1996, the equity in loss of affiliates was $0.8 million as compared to income of $0.6 million for the prior year period. The decrease was due to the losses from the equity investment in Phar-Mor, Inc. ("Phar-Mor"), which investment was not acquired until September 1995, and to the change from the equity method of accounting for Ben
Franklin in the prior year to the cost basis (see Note 3 to the condensed consolidated financial statements concerning the write-off of the investment in Ben Franklin). The equity in loss of affiliates was $2.4 million for the six months ended September 30, 1996 as compared to $0.6 million for the six months ended September 30, 1995. The increase in the loss resulted from higher losses in FoxMeyer Canada during the current period as compared to the prior year (see Overview above concerning the sale of FoxMeyer Canada) and the losses from Phar-Mor for the six months ended September 30, 1996. The increased loss in the current year was partially offset by increased income from equity investments in real estate and the change from the equity method of accounting for Ben Franklin in the prior year to the cost basis.


INCOME TAXES

The Corporation recorded an income tax expense of $29.6 million for the six months ended September 30, 1996. The expense reflects the increase in the deferred tax asset valuation allowance as a result of the loss of FoxMeyer's future estimated operating earnings. The prior year benefits of $1.6 million and $2.9 million for the three and six months ended September 30, 1995, were primarily a result of reductions in the deferred tax valuation allowance.


MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in the results of operations of consolidated subsidiaries was $0.2 million and $1.0 million for the three and six months ended September 30, 1996, respectively, as compared to $0.4 million and $1.1 million for the same periods in the prior fiscal year. The decrease in the minority interest for the three month period is primarily related to losses associated with Hamilton Morgan's minority interest. For the six month period, the decrease associated with Hamilton Morgan was partially offset by the increase in the minority interest from higher operating results of the real estate operations.

DISCONTINUED OPERATIONS

The loss from discontinued operations was $17.5 million for the six months ended September 30, 1996, which represented the operating loss of FoxMeyer up to the measurement date of June 30, 1996. The prior year income of $1.2 million and $1.1 million for the three and six months ended September 30, 1995 represent FoxMeyer's earnings in the prior year adjusted for intercompany transactions. The loss on sale of discontinued operations primarily represents the loss from the write-off of FoxMeyer of $252.7 million less the gain from the sale of the pharmacy benefit management operations of $13.8 million.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $3.1 million and $7.2 million for the three and six months ended September 30, 1996, respectively, compared to $5.4 million and $10.6 million for the three and six months ended September 30, 1995. The decrease for both periods is due to fewer outstanding preferred shares in the current periods as compared to the prior year and to lower dividends on the Series A redeemable preferred stock. The dividend on the Series A preferred stock is paid in kind, and the amount of the dividend is based on the current market price of the preferred stock on the ex-dividend date. The current market price of the Series A preferred stock has decreased since the prior year resulting in lower dividend expense.


                        LIQUIDITY AND CAPITAL RESOURCES

As of November 1, 1996, the Corporation had cash and short-term investments of approximately $12.4 million, excluding cash and short-term investments in real estate limited partnerships and $26.1 million held in escrow resulting from the sale of FoxMeyer Canada. In addition, the Corporation had borrowed $14.9 million under a secured loan (the "Hamilton Facility").

The Corporation's mandatory cash requirements include the funding of monthly operating activities, benefit obligations, and cash outlays attributable to environmental liabilities of previously-owned businesses, the amounts and timing of which are uncertain. A principal payment of $2.5 million is required in September 1997 under the Hamilton Facility. As described in Note 5 to the condensed consolidated financial statements, the Corporation may also be required to reduce or retire the Hamilton Facility prior to its maturity. Other cash requirements include cash dividend payments on the Series A preferred stock and dividend payments on the Corporation's redeemable convertible preferred stock and mandatory sinking fund payments thereon. The Corporation also expects to spend an increasing amount of funds on litigation expenses.

The Corporation will rely on cash on hand, the FoxMeyer Canada escrow to the extent released, the sale of real estate and other investments and any excess cash from its real estate operations to meet its future obligations.

The Corporation received a dividend from FoxMeyer on June 19, 1996, consisting of assets unrelated to FoxMeyer's core distribution business, including assets of FoxMeyer's pharmacy benefit management operations; USHDI; FoxMeyer's investment in Phar-Mor, FoxMeyer Canada and other marketable securities; and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation.

As a result of FoxMeyer's bankruptcy filing, the unsecured creditors of FoxMeyer are expected to contest the dividend payment and demand return of the assets or their fair market value. Because of this potential demand, it may be difficult in some cases for the Corporation to liquidate the assets received as part of the dividend. Should the unsecured creditors pursue and prevail in challenging the dividend payment, the Corporation's financial position would be materially impaired. The Corporation believes that the dividend was lawful and shall contest vigorously any such claim.

The Corporation will continue liquidating its assets in order to meet its cash needs. Because there can be no assurance as to the value of these assets or the ability of the Corporation to timely liquidate these investments when funds are needed, the Corporation's future ability to meet its ongoing expenses is not assured.


OTHER

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996. The Corporation does not believe there will be any material effect on its financial position or the results of operations from the adoption of SFAS 125.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     The registrant and certain of its current and former officers and directors have been named as defendants in a series of purported class actions that have been filed since August 1996 and consolidated in federal court in the Northern District of Texas, Dallas Division. These actions purport to be brought on behalf of purchasers of the registrant's common, preferred Series A and cumulative preferred stock during the period July 19, 1995 through August 27, 1996. Plaintiffs assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified money damages. Specifically, the complaints allege that the defendants made materially false and misleading statements and failed to disclose material information concerning a variety of matters, including but not limited to the terms of contracts with major customers and the registrant's inventory management and order processing systems, and the automated warehouse at Washington Court House, Ohio; and that the registrant's financial statements were false and misleading. Motions concerning the designation of a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 have been filed but have not yet been adjudicated. The registrant intends to vigorously defend these lawsuits.

     The registrant and Messrs. Butler and Estrin also have been named as defendants in an action in Texas State Court which purports to be brought on behalf of all holders of the registrant's common stock during the period from October 30, 1995 to July 1, 1996, and which seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the federal actions described above. The registrant intends to vigorously defend the lawsuit.

     With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, the following additional information is provided:

     NATIONAL STEEL CORPORATION ("NSC") SITES:

     Swissvale Site. With reference to the matter involving the Swissvale Site located at Swissvale, Pennsylvania, previously reported in the registrant's 1996 Form 10-K, on June 28, 1996, the Court approved a Consent Decree among the plaintiff, third-party plaintiffs and third-party defendants, including NSC, which resolves the third-party litigation. Under the terms of the Consent Decree, NSC agreed to pay the third-party plaintiffs the sum of $10,000.

     Buckeye Reclamation Site. With reference to the matter involving the Buckeye Site located at Bridgeport, Ohio, previously reported in the registrant's 1996 Form 10-K, on June 27, 1996, NSC entered into a Settlement Agreement with Consolidation Coal Company, Allegheny Ludlum Corporation, USX Corporation, Beazer East, Inc., SKF USA, Inc., Ashland, Inc., Aristech Chemical Corporation and the Pullman Company which resolves the litigation brought by Consolidation Coal Company with respect to the Buckeye Site. Under the terms of the settlement, NSC has agreed to pay 2.8% of the response costs associated with the Buckeye Site. Due to negotiations between the EPA and the PRP steering committee to reduce the scope of the remedy at the site, the cost for the Phase One remedial action is anticipated by the PRP steering committee to be between $15 million to $20 million. The Settlement Agreement is contingent upon the Court's approval.

     Weirton Steel Site. With respect to the Weirton Steel Site described in the registrant's Form 10-K for the fiscal year ended March 31, 1996, Weirton Steel Corporation has rejected NSC's offer of settlement to cap NSC's liability for the Brown's Island emergency lagoon at $480,000, and is seeking $210,000 in reimbursement for remediation costs expended at the site to date. In addition, the United States

     Environmental Protection Agency ("EPA") has issued an administrative unilateral order under the Resource Conservation and Recovery Act ("RCRA"), requiring Weirton Steel Corporation to undertake certain investigative activities with regard to clean-up of possible environmental contamination on Weirton Steel property. Weirton Steel Corporation has informed NSC that the Mainland Coke Plant, Brown's Island, and the Avenue H Disposal Site are likely to be included within the areas of investigation required by EPA and that Weirton Steel Corporation considers these areas to be within the scope of certain indemnity provisions of the Assignment and Assumption Agreement between Weirton Steel and NSC. At this time, the Registrant is unable to determine if activities resulting from EPA's unilateral order to Weirton Steel will result in an indemnity obligation on the part of the registrant.

     Tex-Tin Site. On or about August 12, 1996, Amoco Chemical Company ("Amoco") filed a cost recovery and contribution civil suit pursuant to sections 107 and 113(f) of the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in the United States District Court for the Southern District of Texas. Plaintiff Amoco has been involved in investigations of the contamination at the former Tex-Tin Superfund Site in Texas City, Galveston County, Texas, pursuant to an Administrative Order and Consent ("AOC") entered into with the EPA. Plaintiff alleges that NSC is one of approximately 100 defendants jointly and severally liable under CERCLA ss. 107 for plaintiff's costs of those investigations and future response costs. Amoco has spent approximately $9 million pursuant to the AOC at the Tex-Tin Superfund Site. Based upon EPA's interim volumetric waste in list, NSC's allocated .0258% share of waste ranks it 74th among the potential PRPs at the Site.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11       - Computation of Earnings Per Common Share

               27       - Financial Data Schedule

          (b)  Reports on Form 8-K

               The registrant filed the following Current Reports on Form 8-K during the three months ended September 30, 1996.

                    Form 8-K dated August 19, 1996, announcing that FoxMeyer Corporation had entered into a stock sale agreement with FM Acquisition Corporation to sell FoxMeyer Drug Company and certain other subsidiaries of FoxMeyer Corporation to FM Acquisition Corporation.

                    Form 8-K dated August 27, 1996, announcing that FoxMeyer Corporation, FoxMeyer Drug Company and certain other subsidiaries of these companies had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, the stock sale agreement with FM Acquisition Corporation was terminated.

               In addition, the following Current Report on Form 8-K was filed after the end of the quarter but prior to the filing of this Form 10-Q:

                    Form 8-K dated October 3, 1996, announcing the signing of an asset purchase agreement with McKesson Corp. for substantially all the assets of the companies in the Chapter 11 bankruptcy proceedings. In addition, it announced the sale of special warrants to acquire shares of FoxMeyer Canada Inc. owned by the registrant for Cdn. $50.4 million. Each special warrant is convertible into one share of common stock of FoxMeyer Canada Inc. owned by the registrant, or subject to an option held by the registrant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FOXMEYER HEALTH CORPORATION


                                        By:  /s/ Edward L. Massman
                                           ------------------------------------
                                            Edward L. Massman
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)






Date:  November 14, 1996

                                INDEX TO EXHIBITS

          (a)  Exhibits

               11       - Computation of Earnings Per Common Share

               27       - Financial Data Schedule