Form 10-Q
period 1996-12-31
AVATEX CORP
filed 1997-02-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
    ------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)





                         DELAWARE                                                         25-1425889
------------------------------------------------------------                        -----------------------

                 (State or Other Jurisdiction of                                          (I.R.S. Employer
                  Incorporation or Organization)                                        Identification No.)

   5910 N. Central Expressway, Suite 1780, Dallas, Texas                                     75206
------------------------------------------------------------                        -----------------------
            (Address of Principal Executive Offices)                                       (Zip Code)

  Registrant's Telephone Number, Including Area Code       214-365-7450
                                                       -----------------------

    FoxMeyer Health Corporation, 1220 Senlac Drive, Carrollton, Texas 75006
--------------------------------------------------------------------------------
           Former Name, Former Address, if Changed Since Last Report



         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No     .
                                              ---    ---


Number of shares of Common Stock outstanding as of February 11, 1997: 13,805,988
                                                                      ----------

                         PART 1. FINANCIAL INFORMATION
                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three months ended December 31,
                                                                         ---------------------------------

(In thousands, except per share amounts)                                       1996          1995
----------------------------------------------------------------------------------------------------------
REVENUES                                                                      $  3,645    $  2,225
OPERATING COSTS
  Selling, general and administrative expenses                                   4,282       5,366
  Depreciation and amortization                                                  1,353         339
----------------------------------------------------------------------------------------------------------
                                                                                (1,990)     (3,480)
Other income                                                                    32,606       2,485
----------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                         30,616        (995)

FINANCING COSTS
  Interest income                                                                  384         618
  Interest expense                                                               1,595       1,937
----------------------------------------------------------------------------------------------------------
Financing costs, net                                                             1,211       1,319
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION,
  EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME TAX PROVISION AND
  MINORITY INTEREST                                                             29,405      (2,314)
National Steel Corporation net preferred income                                    401         910
Equity in income (loss) of affiliates                                              481      (1,050)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION
  AND MINORITY INTEREST                                                         30,287      (2,454)

Income tax provision                                                               (10)     (2,523)
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST               30,277      (4,977)

Minority interest in results of operations of consolidated subsidiaries           (332)       (825)
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                    29,945      (5,802)

DISCONTINUED OPERATIONS:
  Loss from operations                                                              --     (34,562)
  Loss on disposal of discontinued operations                                     (199)         --
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                               29,746     (40,364)

Preferred stock dividends                                                        5,888       5,494
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                           $ 23,858    $(45,858)
----------------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations                                    $   1.74    $  (0.64)
  Loss from discontinued operations                                              (0.01)      (1.97)
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                                                   $   1.73    $  (2.61)
----------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                     13,809      17,561
----------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Nine months ended December 31,
                                                                           -------------------------------

(In thousands, except per share amounts)                                           1996         1995
----------------------------------------------------------------------------------------------------------
REVENUES                                                                         $  12,147    $   6,205
OPERATING COSTS
  Selling, general and administrative expenses                                      15,965       14,669
  Depreciation and amortization                                                      2,434          599
----------------------------------------------------------------------------------------------------------
                                                                                    (6,252)      (9,063)
Other income                                                                        30,788       18,923
----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                    24,536        9,860

FINANCING COSTS
  Interest income                                                                    1,227        2,248
  Interest expense                                                                   5,162        4,780
----------------------------------------------------------------------------------------------------------
Financing costs, net                                                                 3,935        2,532
----------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION, EQUITY IN
  LOSS OF AFFILIATES, INCOME TAX BENEFIT (PROVISION) AND
  MINORITY INTEREST                                                                 20,601        7,328
National Steel Corporation net preferred income                                      5,226        2,750
Equity in loss of affiliates                                                        (1,906)      (1,681)
----------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (PROVISION)
  AND MINORITY INTEREST                                                             23,921        8,397

Income tax benefit (provision)                                                     (29,596)         328
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                   (5,675)       8,725

Minority interest in results of operations of consolidated subsidiaries             (1,342)      (1,889)
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                        (7,017)       6,836

DISCONTINUED OPERATIONS:
  Loss from operations                                                             (17,467)     (33,493)
  Loss on disposal of discontinued operations                                     (239,247)          --
----------------------------------------------------------------------------------------------------------
NET LOSS                                                                          (263,731)     (26,657)

Preferred stock dividends                                                           13,048       16,099
----------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                       $(276,779)   $ (42,756)
----------------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK:
  Loss from continuing operations                                                $   (1.30)   $   (0.54)
  Loss from discontinued operations                                                 (16.71)       (1.95)
----------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                               $  (18.01)   $   (2.49)
----------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         15,364       17,160
----------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             December 31,    March 31,
(In thousands of dollars)                                                        1996          1996
----------------------------------------------------------------------------------------------------------
ASSETS                                                                       (Unaudited)
CURRENT ASSETS
  Cash and short-term investments                                            $   11,679   $   26,987
  Restricted cash                                                                32,810           --
  Receivables - net                                                               3,905      291,750
  Inventories                                                                        --      632,269
  Net assets held for sale                                                           --       16,527
  Other current assets                                                           12,832       43,632
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                             61,226    1,011,165

INVESTMENT IN NATIONAL STEEL CORPORATION                                         49,460       44,099

INVESTMENTS IN AFFILIATES                                                        38,455       49,602

PROPERTY, PLANT AND EQUIPMENT                                                    22,296      216,604
  Less: allowances for depreciation and amortization                              1,319       73,749
----------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                20,977      142,855


OTHER ASSETS
  Goodwill - net                                                                  7,072      207,935
  Intangible assets - net                                                           938       12,554
  Deferred tax asset, net of valuation allowance                                     --       79,676
  Miscellaneous assets                                                            7,629       29,184
----------------------------------------------------------------------------------------------------------

                                                                                 15,639      329,349
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $  185,757   $1,577,070
==========================================================================================================

   See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      March 31,
(In thousands of dollars)                                                     1996            1996
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                        $     1,374    $   610,579
  Accrued liabilities                                                           4,975         51,475
  Deferred income taxes                                                            --         43,917
  Long-term debt due within one year                                            2,934         28,793
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       9,283        734,764

LONG-TERM DEBT                                                                 28,012        403,831

OTHER LONG-TERM LIABILITIES                                                    38,781         38,646

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                  9,301         10,074

REDEEMABLE PREFERRED STOCK                                                    183,370        187,292

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $5.00 par value; authorized 50,000,000 shares; issued -
    13,805,988 shares at December 31, 1996 and 24,188,084
    shares at March 31, 1996                                                   69,030        120,940
  Capital in excess of par value                                              119,092        209,613
  Minimum pension liability                                                   (64,634)       (64,634)
  Net unrealized holding loss on marketable securities                             --            (17)
  Retained earnings (deficit)                                                (206,478)        70,431
----------------------------------------------------------------------------------------------------------
                                                                              (82,990)       336,333
Less: cost of common stock held in treasury - 7,520,882 shares at
   March 31, 1996                                                                  --        133,870
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (82,990)       202,463
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $   185,757    $ 1,577,070
==========================================================================================================

See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine months ended
                                                                                           December 31,
                                                                                  ---------------------------------
(In thousands of dollars)                                                             1996            1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $  (263,731)   $   (26,657)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
  Minority interest in results of operations of consolidated subsidiaries               1,342          1,889
  Equity in loss of affiliates                                                          1,906          1,681
  Depreciation and amortization                                                         2,434            599
  Net preferred income from National Steel Corporation                                 (5,226)        (2,750)
  Gain on investments                                                                 (32,783)        (8,295)
  Other non-cash charges (credits)                                                      2,262        (14,611)
  Deferred income tax provision (benefit)                                              29,579           (360)
  Depreciation and amortization, provision for losses on accounts
     receivable and other items related to discontinued operations                     10,392          9,175
  Loss on sale of discontinued operations                                             239,247             --
  Cash provided (used) by working capital items, net of acquisitions:
    Receivables                                                                        22,101         (4,543)
    Inventories                                                                        26,018         15,034
    Other assets                                                                       (3,793)        (1,834)
    Accounts payable and accrued liabilities                                          (11,501)       (32,460)
  Proceeds from accounts receivable financing program                                  75,000             --
  Other                                                                                    12           (425)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       93,259        (63,557)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in cash from reclassification to discontinued operations
    or change to equity method of accounting                                          (24,366)       (14,581)
  Purchase of property, plant and equipment                                           (34,084)       (30,689)
  Purchase of investments                                                              (6,623)       (79,870)
  Proceeds from the sale of investments                                               102,580         22,108
  Acquisitions, net of cash acquired                                                       --         (4,202)
  Other                                                                                   550          1,866
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       38,057       (105,368)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                                        447,492      1,090,080
  Repayments under revolving credit facilities                                       (326,883)      (942,880)
  Proceeds from issuance of long-term debt                                             14,520         21,696
  Debt repayments                                                                    (212,286)        (2,011)
  Loan origination fees                                                                (8,334)          (967)
  Purchase of treasury stock                                                          (16,726)            --
  Purchase of preferred stock                                                          (8,845)            --
  Dividends paid on redeemable preferred stock                                         (2,697)        (3,135)
  Dividends paid to minority interests                                                 (1,735)        (1,133)
  Exercise of stock options                                                             1,680          2,008
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     (113,814)       163,658
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                             17,502         (5,267)
  Cash and short-term investments, beginning of period                                 26,987         35,232
-------------------------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                    $    44,489    $    29,965
===================================================================================================================

See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Avatex Corporation (formerly FoxMeyer Health Corporation) and its subsidiaries (the "Corporation") are primarily engaged in the operation of hotels and office buildings, the operation of a medical claims processor and investing in other corporations and partnerships.

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

The accompanying condensed consolidated balance sheet of the Corporation as of December 31, 1996, the condensed consolidated statements of operations for the three and nine months ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1996 and 1995, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1996, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1996, and should be read in conjunction with this quarterly report.


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


NOTE 3 - TRANSACTIONS IN SUBSIDIARY COMMON STOCK

On August 14, 1996, the Board of Directors of the Corporation approved a plan to divest its drug distribution subsidiary, FoxMeyer Drug Company, the primary operating unit of the Corporation. Therefore, the subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), were treated as a discontinued operation as of the measurement date of June 30, 1996. The Corporation recognized a loss from discontinued operations of FoxMeyer for the three months ended June 30, 1996, the measurement date, of $17.5 million, net of taxes. In addition, the Corporation recognized a loss of $252.6 million from the write-off of its investment in FoxMeyer as a result of FoxMeyer's bankruptcy filing discussed below. Prior year results of operations have been reclassified to reflect FoxMeyer as a discontinued operation. Revenues included in results of discontinued operations were $1,427.1 million for the three months ended June 30, 1996, the measurement date, and $1,430.4 million and $4,029.1 million for the three and nine months ended December 31, 1995, respectively. The loss from discontinued operations is net of applicable income tax benefit of $4.6 million in 1996 and $20.9 million and $20.1 million for the three and nine months ended December 31, 1995, respectively.

Commencing in mid-July 1996, a group of FoxMeyer's most significant vendors began reducing their credit lines to FoxMeyer Drug Company. Despite positive cash flow projections, the liquidity offered by a new credit facility and FoxMeyer's history of timely debt payments, the group of vendors eliminated approximately $100 million of liquidity from FoxMeyer's operations over a forty-five day period by shortening repayment terms or requiring prepayment for inventory purchases. In addition, during July and August, 1996, FoxMeyer made certain prepayments to its suppliers for shipments of critical orders, where after receiving payment, the vendors refused to release the product. In August 1996, FoxMeyer met with certain key vendors requesting a reinstatement of credit lines to previous levels; however, an agreement could not be reached. Therefore as a result of the above noted events, FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on August 27, 1996.

On November 8, 1996, the U.S. Bankruptcy Court approved a sale of the principal assets of FoxMeyer to McKesson Corporation ("McKesson"). In connection with the Corporation's asset sale, McKesson paid approximately $23 million in cash to debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Corporation received no proceeds from the sale of FoxMeyer's assets to McKesson.

The Corporation wrote off the remaining book value of its investment in Ben Franklin Retail Stores, Inc. ("Ben Franklin") of approximately $2.0 million at June 30, 1996. The write-off resulted from the Chapter 11 bankruptcy filing by Ben Franklin on July 26, 1996. As a result of the write-off of this investment, the Corporation will no longer account for Ben Franklin on an equity basis.


NOTE 4 - OTHER TRANSACTIONS

On October 7, 1996, the Corporation announced that it had sold special warrants that allowed holders to acquire all the shares of FoxMeyer Canada Inc. ("FoxMeyer Canada") that the Corporation owned or could acquire through exercise of its options. The net proceeds from the sale were $37.4 million. In connection with the sale, the Corporation recognized a gain of approximately $34.0 million in the third quarter of fiscal 1997. Such gain is included in "Other income" in the accompanying Statements of Operations.

The Corporation's interest in FoxMeyer Canada was received as a dividend from FoxMeyer on June 19, 1996. The Corporation had agreed with the Official Committee of Unsecured Creditors in FoxMeyer's Chapter 11 case (the "Committee") to escrow all but $5.0 million of the net proceeds for a period of 90 days from October 28, 1996. Once held in escrow for 90 days, the Corporation may request payment of all such amounts upon a 45-day notice to FoxMeyer and the Committee, during which time the Committee and FoxMeyer have the right to seek an injunction prohibiting such payment. On January 30, 1997, the Corporation gave notice requesting payment of all amounts held in the escrow account by March 17, 1997. See Note 8 for a further discussion of legal actions taken by the Committee.

During the third quarter of fiscal 1997, the Corporation sold its ownership interest in certain real estate limited partnerships for $9.9 million, which consisted of $8.2 million in cash and a note for $1.7 million which was repaid in December 1996. The transactions resulted in a gain of approximately $6.1 million which is included in "Other income" in the Statements of Operations.

In July 1995, the Corporation adopted a plan to dispose of certain of its managed care and information services operations. On August 2, 1996, the pharmacy benefit management operations were sold for $30.5 million with an additional $2.5 million due in one year. The additional payment may increase to a maximum of $5.0 million based on certain criteria. The transaction resulted in a gain on disposal of discontinued operations of approximately $13.3 million after establishing certain additional reserves related to the final disposition of all remaining assets. This sale completed the dispositions announced in July 1995.


NOTE 5 - LONG-TERM DEBT

On August 2, 1996, the Corporation retired its $15.0 million revolving credit facility. In addition, the Corporation had $14.9 million outstanding under a term loan (the "Hamilton Facility") and $16.0 million in outstanding non-recourse real estate loans.

On December 12, 1996, the Corporation amended the Hamilton Facility. The amendment required additional collateral and also required that the Corporation maintain at least three months expected interest charges in an escrow account. As a result of the amendment, the Corporation is in compliance with the covenants of the Hamilton Facility.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions (in thousands of dollars):


------------------------------------------------------------------------------------------
                                                            Nine months ended December 31,
                                                            ------------------------------
                                                                      1996      1995
------------------------------------------------------------------------------------------
Interest paid                                                       $18,140   $27,916
Income taxes paid                                                        25       199
Noncash transactions:
    Payment of dividends in kind on preferred stock                   4,354    11,700
    Cumulative dividends in arrears accrued                           5,344        --
    Payment of dividend in common stock of Ben Franklin                  --    29,697
------------------------------------------------------------------------------------------


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

On November 25, 1996, in connection with the Chapter 11 cases of FoxMeyer and certain of its subsidiaries (the "Debtors"), the Committee filed a lawsuit against the Corporation in the United States Bankruptcy Court for the District of Delaware (the "Court"), Adversary No. 96-205. In the lawsuit, the Committee alleges that certain property transferred by FoxMeyer to the Corporation as a dividend on June 19, 1996, constituted an avoidable fraudulent transfer or preference. The dividend consisted of assets unrelated to FoxMeyer's core distribution business, including assets of its pharmacy benefits management operations, its investments in Phar-Mor, Inc. (equal to a 7.8% interest in Phar-Mor), FoxMeyer Canada and other marketable securities, US HealthData Interchange, Inc., and a $31.3 million loan from FoxMeyer to the Corporation. The Committee seeks to recover the property transferred or the value of the property transferred. The Corporation believes that the dividend was lawful and is vigorously contesting the lawsuit.

On January 13, 1997, the Court entered a Temporary Restraining Order which requires the Corporation to provide prior notice to the Committee of any proposed (i) transfer, sale or other disposition of any assets that were conveyed by FoxMeyer to the Corporation on June 19, 1996, or any proceeds from any sale or other disposition thereof, (ii) transfer, sale or other disposition of any of the Corporation's other assets except in the ordinary course of business, or (iii) encumbrance or pledge of any of such assets. The Court set a hearing on March 5, 1997, on the Committee's motion for a preliminary injunction seeking the foregoing relief. The Corporation will vigorously contest the Committee's motion.

On January 10, 1997, the Corporation filed a ten count lawsuit against McKesson Corporation ("McKesson") and certain major pharmaceutical manufacturers in the 95th Judicial District Court of Dallas County, Texas. In the lawsuit, the Corporation alleges that McKesson and the pharmaceutical manufacturers conspired to drive the Corporation's pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business. The lawsuit alleges that McKesson misused confidential financial and competitive information to which it had gained access in conceiving, perpetrating and promoting a plan to drive FoxMeyer Drug Company out of its industry, and that McKesson exploited this information by interfering with FoxMeyer Drug Company's customer and vendor relationships and disrupting its operations in order to ultimately effectuate a purchase of its competitor at a significantly distressed price. With respect to the pharmaceutical manufacturer defendants, the lawsuit alleges that they tightened or outright denied credit to FoxMeyer Drug Company and thereafter refused to work with an investment group that had agreed to buy FoxMeyer Drug Company's operations, thereby forcing it into Chapter 11. The lawsuit alleges that these actions were the result of an unlawful civil conspiracy. The Corporation seeks to recover in excess of $400 million in compensatory damages on account of the value of the Corporation's interests in FoxMeyer Drug Company, plus punitive damages. In early February 1997, certain defendants in the lawsuit filed various papers attempting to remove and transfer the litigation to the Court as a proceeding related to the Chapter 11 cases of FoxMeyer and certain of its subsidiaries. The Corporation intends to oppose the removal and transfer.

The Corporation and certain of its current and former officers and directors have been named as defendants in a series of purported class actions that have been filed since August 1996, and consolidated in federal court in the Northern District of Texas, Dallas Division. These actions purport to be brought on behalf of purchasers of the Corporation's common stock and the Series A and cumulative preferred stock during the period July 19, 1995, through August 27, 1996. Plaintiffs assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified money damages. Specifically, the complaints allege that the defendants made materially false and misleading statements and failed to disclose material information concerning a variety of matters, including but not limited to the terms of contracts with major customers, the Corporation's inventory management and order processing systems, and the automated warehouse at Washington Court House, Ohio; and that the Corporation's financial statements were false and misleading. All of the lawsuits that were filed in federal court were consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al in the U.S. District Court for the Northern District of Texas, Dallas Division. Pending the resolution of various procedural motions in the case, the Corporation anticipates that the court will direct the plaintiffs to file a consolidated complaint in the near future. The Corporation intends to vigorously defend the consolidated lawsuit.

The Corporation and certain officers also have been named as defendants in an action in Texas State Court which purports to be brought on behalf of all holders of the Corporation's common stock during the period from October 30, 1995, to July 1, 1996, and which seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the federal actions described above. On January 27, 1997, the Corporation moved for summary judgment in the lawsuit on the ground that the proposed plaintiff class, as plaintiffs themselves allege, did not purchase or sell any of the Corporation's securities during the class period. The plaintiffs' time to respond to the summary judgment motion has not yet run. The Corporation intends to continue to vigorously defend the lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.


NOTE 9 - CAPITAL STOCK

During the period from July 3, 1996, to September 10, 1996, the Corporation purchased 562,000 shares of common stock under a previously announced stock buyback program, 1,000,000 shares under a stock buyback program announced in July 1996 and 1,404,800 shares under a 2,000,000 share repurchase program approved in August 1996. The 2,966,800 shares were purchased at a cost of $16.7 million. These shares along with the 7,415,296 shares of common stock repurchased and not reissued from prior periods were canceled with a corresponding reduction in common stock and capital in excess of par value of $148.7 million.

The Corporation also purchased, during the period from August 1996 through December 1996, 88,000 shares of its $5.00 cumulative convertible preferred stock (the "Convertible Preferred") for $2.9 million. These purchases satisfied the sinking fund requirements for the current fiscal year. In addition, the Corporation purchased 317,000 shares under a 500,000 share repurchase program announced in August 1996 of its $4.20 cumulative exchangeable Series A preferred stock (the "Series A Preferred") at a cost of $6.0 million during September 1996.

The Corporation did not declare, nor did it pay, the dividends due January 15, 1997, on either the Convertible Preferred or Series A Preferred. These two issues are cumulative; therefore, the amount of the dividend that would have been paid has been deducted from net income in the accompanying Statements of Operations in the amounts of $0.8 million for the Convertible Preferred ($1.25 per share) and $4.5 million for the Series A Preferred ($1.05 per share).

                      AVATEX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Avatex Corporation (formerly FoxMeyer Health Corporation) and its subsidiaries (the "Corporation") are principally engaged in the operation of hotels and office buildings, primarily in the Washington D.C. area; the operation of a medical claims processor, US HealthData Interchange, Inc. ("USHDI"); and making investments in other corporations or partnerships.

On August 14, 1996, the Corporation's Board of Directors approved a plan to divest the Corporation's primary operating unit, FoxMeyer Corporation ("FoxMeyer") including its drug distribution subsidiary, FoxMeyer Drug Company. FoxMeyer's operating loss to the measurement date of June 30, 1996, of $17.5 million is shown as a loss from discontinued operations. The Corporation has also recorded a $252.6 million loss on disposal of discontinued operations from the write-off of its investment in FoxMeyer as a result of FoxMeyer's bankruptcy filing discussed below.

Commencing in mid-July 1996, a group of FoxMeyer's most significant vendors began reducing their credit lines to FoxMeyer Drug Company. Despite positive cash flow projections, the liquidity offered by a new credit facility and FoxMeyer's history of timely debt payments, the group of vendors eliminated approximately $100 million of liquidity from FoxMeyer's operations over a forty-five day period by shortening repayment terms or requiring prepayment for inventory purchases. In addition, during July and August, 1996, FoxMeyer made certain prepayments to its suppliers for shipments of critical orders, where after receiving payment, the vendors refused to release the product. In August 1996, FoxMeyer met with certain key vendors requesting a reinstatement of credit lines to previous levels; however, an agreement could not be reached. Therefore as a result of the above noted events, FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on August 27, 1996.

On November 8, 1996, the U.S. Bankruptcy Court approved a sale of the principal assets of FoxMeyer to McKesson Corporation ("McKesson"). In connection with the Corporation's asset sale, McKesson paid approximately $23 million in cash to debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Corporation received no proceeds from the sale of FoxMeyer's assets to McKesson.

On July 26, 1996, Ben Franklin Retail Stores, Inc. ("Ben Franklin") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Corporation wrote off its remaining investment of $2.0 million in Ben Franklin and will no longer account for Ben Franklin on an equity basis.

On August 2, 1996, the Corporation sold its pharmacy benefit management operations which had been accounted for as a discontinued operation since July 1995. The Corporation received $30.5 million in cash plus a note for $2.5 million. The note may increase in value to $5.0 million based on certain occurrences. The Corporation recognized a gain on disposal of discontinued operations of approximately $13.3 million.

On October 7, 1996, the Corporation announced that it had sold special warrants which allowed holders to acquire all the shares of FoxMeyer Canada Inc. ("FoxMeyer Canada") that the Corporation owned or could acquire through exercise of its options. The net proceeds from the sale were $37.4 million. In connection with the sale, the Corporation recognized a gain of approximately $34.0 million in the third quarter of fiscal 1997. Such gain in included in "Other income" in the accompanying financial statements.

The Corporation's interest in FoxMeyer Canada was received as a dividend from FoxMeyer on June 19, 1996. The Corporation agreed with the Official Committee of Unsecured Creditors in FoxMeyer's Chapter 11 case (the "Committee") to escrow all but $5.0 million of the net proceeds for a period of 90 days from October 28, 1996. Once held in escrow for 90 days, the Corporation may request payment of all such amounts upon a 45-day notice to FoxMeyer and the Committee, during which time the Committee and FoxMeyer have the right to seek an injunction prohibiting such payment. On January 30, 1997, the Corporation gave notice requesting payment of all amounts held in the escrow account by March 17, 1997.

During the third quarter of fiscal 1997, the Corporation sold certain of its real estate limited partnership interests for $9.9 million. The transaction resulted in a gain of approximately $6.1 million which is included in "Other income" in the accompanying financial statements.

See Liquidity and Capital Resources below for further legal actions by the Committee against the Corporation.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 1995

OPERATING INCOME (LOSS)

Revenues, primarily from real estate operations, increased to $3.6 million and $12.1 million for the three and nine months ended December 31, 1996, respectively, as compared to $2.2 million and $6.2 million for the three and nine months ended December 31, 1995. The increase is primarily the result of an increase in hotel revenues, including an increase related to the addition of a new hotel management agreement and the reclassification of a hotel held for sale to operating status in the fourth quarter of fiscal 1996, and to an increase in revenues from USHDI. Future revenues will decrease as a result of the sale of real estate described above. The Corporation still operates two hotels and an office building and is renovating another building.

Operating expenses for the three months ended December 31, 1996, were down slightly to $5.6 million from $5.7 million for the three months ended December 31, 1995. For the nine months ended December 31, 1996, operating expenses increased to $18.4 million from $15.3 million in the same period of the prior year. The overall increase for the current year is consistent with the increased revenues while the decline for the three months ended December 31, 1996, as compared to the prior year was due primarily to a reduction in corporate overhead.

For the three months ended December 31, 1996, other income increased to $32.6 million from $2.5 million for the three months ended December 31, 1995. In the current quarter, the Corporation recognized gains on the sale of FoxMeyer Canada and from the sale of real estate partnerships, discussed elsewhere, which were partially offset by decreases in the market value of trading and other securities. In the prior year, other income represented gains on securities during the quarter. For the nine months ended December 31, 1996, other income is $30.8 million as compared to $18.9 million in the prior year. The current year gain represents the gain from the sale of FoxMeyer Canada and real estate properties partially offset by the write-off of the Corporation's investment in Ben Franklin and realized and unrealized losses on securities. In the prior year, the gain was due principally to the settlement of certain issues related to the 1992 sale of The Permian Corporation and gains on trading and other securities.

NET FINANCING COSTS

For the three months ended December 31, 1996, net financing costs decreased to $1.2 million from $1.3 million for the three months ended December 31, 1995. In the current quarter, interest expense decreased approximately $0.3 million due to lower borrowings for corporate activities partially offset by higher borrowings for real estate operations. Interest income decreased $0.2 million due to reduced investments in notes receivable in the real estate operations. For the nine months ended December 31, 1996, net financing costs increased to $3.9 million from $2.5 million in the prior year. Interest expense increased $0.4 million primarily as a result of increased borrowings for real estate operations partially offset by lower interest expense for other corporate activities. Interest income decreased $1.0 million to $1.2 million for the nine months when compared to the same period of the prior year primarily due to reduced investments in notes receivable in the real estate operations.

NATIONAL STEEL CORPORATION RESULTS

Net preferred income for National Steel Corporation ("NSC") was $0.4 million and $5.2 million for the three and nine months ended December 31, 1996, respectively, as compared to $0.9 million and $2.8 million for the same periods in the prior year. For the nine-month period, the increase is primarily due to the reduction in the actuarially determined expense in the current year related to the Weirton pension obligation partially offset by a valuation reserve established in the third quarter of fiscal 1997 in connection with the determination of the value of the investment in NSC. For the three-month period, the valuation reserve offset the decrease in pension obligation expense resulting in a decrease of $0.5 million in net preferred income as compared to the prior year.

EQUITY IN INCOME (LOSS) OF AFFILIATES

For the three months ended December 31, 1996, the equity in income (loss) of affiliates was income of $0.5 million as compared to a loss of $1.1 million for the prior year period. The increase was due primarily to the change from the equity method of accounting for Ben Franklin in the prior year to the cost basis (see Note 3 to the condensed consolidated financial statements concerning the write-off of the investment in Ben Franklin). The equity in loss of affiliates was $1.9 million for the nine months ended December 31, 1996, as compared to $1.7 million for the nine months ended December 31, 1995. The increase in the loss resulted from higher losses in FoxMeyer Canada during the current period as compared to the prior year (see Overview above concerning the sale of FoxMeyer Canada) and losses from the investment in Phar-Mor, Inc. ("Phar-Mor") for the nine months ended December 31, 1996, which investment was not acquired until September 1995. The increased loss in the current year was partially offset by increased income from equity investments in real estate and the change from the equity method of accounting for Ben Franklin in the prior year to the cost method.

INCOME TAXES

The Corporation recorded an income tax expense of $29.6 million for the nine months ended December 31, 1996. The expense reflects the increase in the deferred tax asset valuation allowance as a result of the loss of FoxMeyer's future estimated operating earnings. The benefit of $0.3 million for the nine months ended December 31, 1995, was a result of reductions in the deferred tax valuation allowance. The prior year provision of $2.5 million for the three months ended December 31, 1995, represented an adjustment of the valuation allowance due to losses incurred by FoxMeyer in that quarter.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in the results of operations of consolidated subsidiaries was $0.3 million and $1.3 million for the three and nine months ended December 31, 1996, respectively, as compared to $0.8 million and $1.9 million for the same periods in the prior fiscal year. The decrease in the minority interest for the three-month period is primarily related to lower income in the current year associated with the minority interest in Hamilton Morgan LLC ("Hamilton Morgan"). For the nine-month period, the decrease associated with Hamilton Morgan was partially offset by an increase in the minority interest from higher operating results of the real estate operations.

DISCONTINUED OPERATIONS

The loss from discontinued operations was $17.5 million for the nine months ended December 31, 1996, which represented the operating loss of FoxMeyer to the measurement date of June 30, 1996. The prior year loss of $34.6 million and $33.5 million for the three and nine months ended December 31, 1995, respectively, also represent FoxMeyer's losses. The loss on disposal of discontinued operations of $239.2 million for the nine months ended December 31, 1996, primarily represents the loss from the write-off of FoxMeyer of $252.6 million less the gain from the sale of the pharmacy benefit management operations of $13.3 million. The charge of $0.2 million for the current quarter represents additional reserves accrued in connection with the disposition of the remaining assets of the managed care and information services segments.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $5.9 million and $13.0 million for the three and nine months ended December 31, 1996, respectively, as compared to $5.5 million and $16.1 million for the three and nine months ended December 31, 1995. The increase for the three-month period is due to the accrual of the cumulative dividend on the Series A preferred stock based on a cash dividend of $1.05 per share in the current year quarter versus the pay-in-kind dividend whose charge against operations was based on the market value of the preferred stock on the ex-dividend date in the prior year. The increase was partially offset by the decrease in the number of shares of convertible preferred stock outstanding. For the nine-month period, the decrease was due to the decrease in the number of shares of convertible preferred stock as compared to the same period in the prior year and to the first two quarterly pay-in-kind dividends on the Series A preferred stock in the current year. The market value of the Series A preferred stock had decreased compared to the prior year resulting in lower dividend expense for the first two quarters in the current year.

                        LIQUIDITY AND CAPITAL RESOURCES

As of February 11, 1997, the Corporation had cash and short-term investments of approximately $9.8 million, excluding cash and short-term investments in real estate limited partnerships and $32.9 million held in escrow resulting primarily from the sale of FoxMeyer Canada. The ability of the Corporation to obtain and use the escrow funds may be withheld pending a decision on the lawsuit filed by the Committee as described in Note 8 to the condensed consolidated financial statements. In addition, the Corporation had borrowed $14.9 million under a secured loan (the "Hamilton Facility").

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

The Corporation announced in December 1996 that it would not make the cash dividend payments on its Series A or convertible preferred stocks due January 15, 1997. This action was taken to preserve as much working capital as possible for the continuing operations. As a result of stock repurchases previously made, the Corporation has fully complied with its January 15, 1997, mandatory sinking fund obligation for its convertible preferred stock. If the Corporation does not pay dividends on its preferred stock for six consecutive quarters, the preferred shareholders would have the ability to elect a specified number of members to the Board of Directors.

The Corporation received a dividend from FoxMeyer on June 19, 1996, consisting of assets unrelated to FoxMeyer's core distribution business, including assets of FoxMeyer's pharmacy benefit management operations; USHDI; FoxMeyer's investment in Phar-Mor (equal to a 7.8% interest in Phar-Mor), FoxMeyer Canada and other marketable securities; and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation.

As a result of FoxMeyer's bankruptcy filing, the Committee has contested the dividend payment and has demanded return of the assets or their fair market value. Because of this demand, it may be difficult for the Corporation to liquidate assets. Should the unsecured creditors prevail in challenging the dividend payment, the Corporation's financial position would be materially impaired. The Corporation believes that the dividend was lawful and shall contest vigorously such claim.

On January 13, 1997, the U.S. Bankruptcy Court for the District of Delaware (the "Court"), presiding over the Chapter 11 case of certain of the Corporation's subsidiaries as explained above, entered a Temporary Restraining Order (the "Order") in litigation filed by the Committee against the Corporation. The Order requires the Corporation to provide ten days prior notice to the Committee of any proposed (i) transfer, sale or other disposition of any assets conveyed to it by FoxMeyer or its subsidiaries on June 19, 1996, or any proceeds from any sale or disposition thereof, (ii) transfer, sale or other disposition of any of the Corporation's other assets except in the ordinary course of business, or (iii) encumbrance or pledge of any of such assets. The Order, however, does not affect the sale of FoxMeyer Canada. The Bankruptcy Court has set a hearing on March 5, 1997, on the Committee's motion for a preliminary injunction seeking the forgoing relief.

On December 19, 1996, the Corporation announced that it has exercised its option to either sell its 69.8% majority investment in Hamilton Morgan or buy the minority interest, at a price of $9.00 per share, from the partnership's other major investor, Robert Haft, Chairman and Chief Executive Officer of Phar-Mor. Hamilton Morgan is a limited liability company whose sole investment is its approximately 31% stake (3,750,000 shares) of Phar-Mor, a deep discount drug store chain which has entered into an agreement, along with Shopko Stores, to sell or exchange their respective businesses to a newly created company, Cabot Noble, Inc.

Under the provisions of the Hamilton Morgan agreement, Mr. Haft has 90 days in which to respond to the Corporation by agreeing to either sell his interest in or purchase the Corporation's interest in Hamilton Morgan. According to the letter sent by the Corporation to Mr. Haft, a decision to purchase the Corporation's interest would result in total cash proceeds of approximately $26.5 million to the Corporation. If Mr. Haft elects to sell his shares, he would receive proceeds amounting to approximately $7.2 million, of which $3.6 million would be paid at closing and the remainder would be due in 18 months. Mr. Haft has elected to invoke the arbitration provisions of the Hamilton Morgan agreement with respect to the interpretation of the buy/sell provisions of that agreement, the method of determining the respective purchase prices and for certain other matters. The Corporation currently owns, and will continue to own after the conclusion of this transaction, approximately one million shares of Phar-Mor outside of its investment in Hamilton Morgan. These shares were received as part of the June 19, 1996, dividend from FoxMeyer.

The Corporation will rely on cash on hand, the FoxMeyer Canada escrow to the extent released, the sale of real estate or other investments and any excess cash from its real estate operations to meet its future obligations. The Corporation will continue liquidating its assets, to the extent necessary and as permitted, in order to meet its cash needs. Because there can be no assurance as to the value of these assets or the ability of the Corporation to timely liquidate these investments when funds are needed, the Corporation's future ability to meet its ongoing expenses is not assured.

OTHER

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996. The Corporation does not believe there will be any material effect on its financial position or the results of operations from the adoption of SFAS 125.

                          PART II - OTHER INFORMATION
                      AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

On November 25, 1996, in connection with the Chapter 11 cases of FoxMeyer Corporation and certain of its subsidiaries (the "Debtors"), the Official Committee of Unsecured Creditors of the Debtors (the "Creditors' Committee") filed a lawsuit against the registrant in the United States Bankruptcy Court for the District of Delaware (the "Court"), Adversary No. 96-205. In the lawsuit, the Creditors' Committee alleged that certain property transferred by FoxMeyer Corporation to the registrant as a dividend on June 19, 1996, constituted an avoidable fraudulent transfer or preference. The dividend consisted of assets unrelated to FoxMeyer Corporation's core distribution business, including assets of its pharmacy benefits management operations, its investments in Phar-Mor, Inc., FoxMeyer Canada Inc. and other marketable securities, US HealthData Interchange, Inc., and a $31.3 million loan from FoxMeyer Corporation to the registrant. The Creditors' Committee seeks to recover the property transferred or the value of the property transferred. The registrant believes that the dividend was lawful and is vigorously contesting the lawsuit.

On January 13, 1997, the Court entered a Temporary Restraining Order which requires the registrant to provide prior notice to the Creditors' Committee of any proposed (a) transfer, sale or other disposition of any assets that were conveyed by FoxMeyer Corporation to the registrant on June 19, 1996, or any proceeds from any sale or other disposition thereof, (b) transfer, sale or other disposition of any of the registrant's other assets except in the ordinary course of business, or (c) encumbrance or pledge of any of such assets. The Court set a hearing on March 5, 1997, on the Creditors' Committee's motion for a preliminary injunction seeking the foregoing relief. The registrant will vigorously contest the Creditors' Committee's motion on March 5, 1997.

On January 10, 1997, the registrant filed a ten count lawsuit against McKesson Corporation ("McKesson") and certain major pharmaceutical manufacturers in the 95th Judicial District Court of Dallas County, Texas. In the lawsuit, the registrant alleges that McKesson and the pharmaceutical manufacturers conspired to drive the registrant's pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business. The lawsuit alleges that McKesson misused confidential financial and competitive information to which it had gained access in conceiving, perpetrating and promoting a plan to drive FoxMeyer Drug Company out of its industry, and that McKesson exploited this information by interfering with FoxMeyer Drug Company's customer and vendor relationships and disrupting its operations in order to ultimately effectuate a purchase of its competitor at a significantly distressed price. With respect to the pharmaceutical manufacturer defendants, the lawsuit alleges that they tightened or outright denied credit to FoxMeyer Drug Company and thereafter refused to work with an investment group that had agreed to buy FoxMeyer Drug Company's operations, thereby forcing it into Chapter 11. The lawsuit alleges that these actions were the result of an unlawful civil conspiracy. The registrant seeks to recover in excess of $400 million in compensatory damages on account of the value of the registrant's interests in FoxMeyer Drug Company, plus punitive damages. In early February 1997, certain defendants in the lawsuit filed various papers attempting to remove and transfer the litigation to the Court as a proceeding related to the Chapter 11 cases of FoxMeyer Corporation and certain of its subsidiaries. The registrant intends to oppose the removal and transfer.

In August 1994, a group of four individuals filed a class action lawsuit against their former employer, FoxMeyer Drug Company, in Texas State Court. The lawsuit alleged that the termination of the plaintiffs' employment, made as part of a reduction-in-force, violated the Age Discrimination in Employment Act. The lawsuit also named FoxMeyer Corporation and the registrant as defendants, all of which denied the plaintiffs' allegations. The lawsuit was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division and, in August 1996, the case against FoxMeyer Drug Company and FoxMeyer Corporation was stayed following their filing for relief under Chapter 11 of the Bankruptcy Code. On September 9, 1996, the Court granted the registrant's motion for summary judgment and entered a partial final judgment in the registrant's favor on the ground that the registrant could not be considered a "single employer" of the plaintiffs under the Age Discrimination in Employment Act. The plaintiffs have appealed the judgment to the United States Court of Appeals for the Fifth Circuit, No. 96-11278, and the registrant is scheduled to file its Brief in support of the judgment on or before February 28, 1997.

With respect to matters reported in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and Form 10-Q's for the fiscal quarters ended June 30, 1996, and September 30, 1996, the following additional information is provided:

Shareholder Litigation. With reference to the series of purported class action lawsuits commenced against the registrant in 1996, as previously reported in the registrant's Form 10-Q for the fiscal quarter ended September 30, 1996, all of the lawsuits that were filed in federal court have been consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. Pending the resolution of various procedural motions in the case, the registrant anticipates that the court will direct the plaintiffs to file a consolidated complaint in the near future. The registrant intends to vigorously defend the consolidated lawsuit.

With reference to the purported class action lawsuit filed against the registrant in Texas State Court, as previously reported in the registrant's Form 10-Q for the fiscal quarter ended September 30, 1996, on January 27, 1997, the registrant moved for summary judgment in the lawsuit on the ground that the proposed plaintiff class, as plaintiffs themselves allege, did not purchase or sell any of the registrant's securities during the class period.
The plaintiffs' time to respond to the summary judgment motion has not yet run.

Environmental Insurance Litigation. With reference to the lawsuit filed by the registrant and others against various insurance carriers in Hancock County, West Virginia, as previously reported in the registrant's Form 10-K for the fiscal year ended March 31, 1996, the principal parties have continued in court ordered mediation sessions through January 1997 and, as a result of these sessions, the plaintiffs have entered into settlement agreements with certain excess carriers. The court has set the first phase of the case for trial in September 1997 with respect to four environmental sites located in West Virginia.


ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

The registrant did not declare, nor did it pay, the dividends due January 15, 1997 on either the Convertible Preferred Stock or Series A Preferred Stock. These two issues are cumulative. On January 15, 1997, the amount of dividend arrearages were approximately $0.8 million for the Convertible Preferred Stock ($1.25 per share) and $4.5 million for the Series A Preferred Stock ($1.05 per share).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10-A     -       Third Amendment to Credit
                                            Agreement dated as of September 13,
                                            1996, between the registrant and
                                            Credit Lyonnais New York Branch.

                           10-B     -       Fourth Amendment to Credit
                                            Agreement, dated as of December 12,
                                            1996, between the registrant and
                                            Credit Lyonnais New York Branch.

                           11       -       Computation of Earnings Per Common
                                            Share

                           27       -       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The registrant filed the following Current Reports on Form 8-K during the three months ended December 31, 1996.

                                    Form 8-K dated October 3, 1996, announcing the signing of an asset purchase agreement with McKesson Corporation for substantially all the assets of the companies in the Chapter 11 bankruptcy proceedings. In addition, it announced the sale of special warrants to acquire shares of FoxMeyer Canada Inc. owned by the registrant for Cdn. $50.4 million. Each special warrant is convertible into one share of common stock of FoxMeyer Canada Inc. owned by the registrant, or subject to an option held by the registrant.

                                    Form 8-K dated December 20, 1996,
                                    announcing the quarterly dividends due on its Series A and Convertible Preferred Stock will not be made in January 1997 as scheduled. The registrant also announced the exercise of its option to buy out the minority shareholder of Hamilton Morgan LLC or sell the registrant's interest to the minority shareholder.



                           The registrant filed the following Current Report on Form 8-K after December 31, 1996, but prior to the date of this filing.

                                    Form 8-K dated February 3, 1997, announcing the change of the registrant's name to Avatex Corporation and the issuance of a temporary restraining order against the registrant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   AVATEX CORPORATION


                                               By: /s/ Edward L. Massman
                                                   -----------------------------
                                                   Edward L. Massman
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)






Date:  February 14, 1997

                                 Exhibit Index

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
10-A     -       Third Amendment to Credit Agreement dated as of September 13,
                 1996, between the registrant and Credit Lyonnais New York
                 Branch.

10-B     -       Fourth Amendment to Credit Agreement, dated as of December 12,
                 1996, between the registrant and Credit Lyonnais New York
                 Branch.

11       -       Computation of Earnings Per Common Share

27       -       Financial Data Schedule