Form 10-K405
period 1997-03-31
AVATEX CORP
filed 1997-06-30
CIK 716644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8549

                               AVATEX CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          25-1425889
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)                                75206
 5910 NORTH CENTRAL EXPRESSWAY                             (Zip Code)
   SUITE 1780 , DALLAS, TEXAS
    (Address of principal
     executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  214-365-7450

    FOXMEYER HEALTH CORPORATION, 1220 SENLAC DRIVE, CARROLLTON, TEXAS 75006
-------------------------------------------------------------------------------
          (Former Name, Former Address, If Changed Since Last Report)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

On June 16, 1997, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $15,377,900.

On June 16, 1997, there were 13,806,375 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on August 12, 1997 are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS

Avatex Corporation (the "Corporation") is a company primarily engaged in owning and operating hotels and office buildings. The Corporation also holds interests in other corporations and partnerships. In addition, during a portion of the fiscal year, the Corporation was involved in health care services, including the wholesale distribution of a full line of pharmaceutical products and health and beauty aids to retail, hospital, and alternate care facilities in the United States through a wholly-owned subsidiary FoxMeyer Corporation ("FoxMeyer"). On August 27, 1996, FoxMeyer and several of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 8, 1996, the Bankruptcy Court approved the sale of the principal assets of FoxMeyer to McKesson Corporation. On March 18, 1997, the Chapter 11 cases were converted into Chapter 7 liquidation cases.

The Corporation was incorporated in Delaware on September 27, 1982, for the purpose of effecting a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries in which NSC assets pertaining to the steel industry were separated from its non-steel assets. Pursuant to the restructuring, on September 13, 1983, NSC was merged into a subsidiary of the Corporation and the stockholders of NSC became stockholders of the Corporation. The Corporation sold substantially all of its investment in NSC and related metals operations by fiscal 1991 and invested in distribution businesses, principally FoxMeyer.

                            DESCRIPTION OF BUSINESS

Except for historical information contained herein, the matters discussed in this annual report contain forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Corporation's and its investments' operations, markets, products and services.

REAL ESTATE

The Corporation has made certain investments in real estate and real estate loans primarily through limited partnerships. These limited partnerships are controlled by wholly-owned subsidiaries of the Corporation which generally hold a 50% general partnership interest in these limited partnerships. The limited partnerships are engaged in the buying, holding, operating and disposing of real estate, principally hotels and office buildings, or real estate loans. The Corporation was also a minority partner in one real estate partnership, which was accounted for on an equity basis, that owns and operates a hotel. The Corporation acquired the remainder of this property in June 1997. The properties owned by these partnerships are located in the Maryland, Virginia and Washington, D.C. areas and are as follows:

A 36,000 square foot office building and 150 room hotel located in Annapolis, Maryland. Both properties were purchased in November 1993 and refurbished. The office building is 100% occupied and the hotel was approximately 65% occupied during calendar 1996.

A 194 room hotel located in Washington, D.C. in the Watergate area. The Corporation assumed operating control of the hotel in November 1995 and has completely refurbished the property. The calendar 1996 occupancy rate was approximately 58%.

A 103,000 square foot office building with adjoining townhouse located in Washington, D.C. was purchased in fiscal 1997. The building is presently being renovated with a plan to convert the building into a 158 room hotel and an expected opening in the spring of 1998. The townhouse is being offered for sale.

A partnership in which the Corporation is a 50% general partner had a 34.5% minority interest in a 325 room hotel located in Arlington, Virginia. The occupancy rate during calendar 1996 was approximately 54%. The remaining 65.5% of the property not owned by the partnership was acquired in June 1997.

The Corporation sold several properties during the year. These properties consisted of hotels and office buildings in the Washington, D.C. area and certain real estate loans.

EQUITY INVESTMENT IN PHAR-MOR, INC.

In September 1995, the Corporation acquired a 69.8% interest in Hamilton Morgan LLC, a Delaware limited liability company ("Hamilton Morgan"). Hamilton Morgan subsequently acquired an approximate 30.9% common stock interest in Phar-Mor, Inc. ("Phar-Mor"). The Corporation directly owns common stock of Phar-Mor representing an additional 7.8% interest and warrants that if converted into common stock would result in an approximate 0.8% increase in ownership. The common stock investment held by the Corporation totals 38.7% of Phar-Mor's common stock outstanding (29.4% net of the minority interest in Hamilton Morgan). The Corporation accounts for its investment in Phar-Mor on an equity basis.

Phar-Mor operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. The Company operates 103 stores in 22 metropolitan markets in 19 states. Approximately 51% of Phar-Mor stores are located in Pennsylvania, Ohio and West Virginia. An additional 24% are located in Virginia, North Carolina and South Carolina.

OTHER

The Corporation owns US HealthData Interchange, Inc. ("USHDI"). USHDI provides physician management software, electronic claims processing services which link medical providers to payers nationwide, and on-line verification of eligibility and benefits. This operation is being accounted for as a discontinued operation, and the Corporation expects to sell or otherwise dispose of this operation in the next few months. USHDI occupies an office building in Arlington, Texas under a lease that expires in October 1997.

The Corporation has an approximate 6.2% interest in Urohealth Systems, Inc., a developer, manufacturer and distributor for the urology, minimally invasive and general surgery, and gynecology markets.

The Corporation, through a limited partnership, holds the equivalent of an approximate 8.5% interest in Carson, Inc., a global manufacturer of ethnic hair care products for African-Americans and persons of African descent.

The Corporation also owns 10,000 shares of Series B Preferred Stock of National Steel Corporation. See Note G to the consolidated financial statements for a discussion of this investment.

The Corporation owned 17.4% of Ben Franklin Retail Stores, Inc. ("Ben Franklin") which filed for protection under the U.S. Bankruptcy Code in July 1996. The Corporation wrote off its investment in Ben Franklin in fiscal 1997 as a result of the bankruptcy filing.

The Corporation also sold its interest in FoxMeyer Canada, Inc. ("FoxMeyer Canada") in fiscal 1997. The Corporation held a 47% interest at March 31, 1996 and a 39% interest in FoxMeyer Canada at the time of its sale.

                            ENVIRONMENTAL REGULATION

The Corporation, like many other enterprises, is subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect the Corporation's previously sold or discontinued operations where the Corporation retained all or part of any environmental liabilities on conditions existing at the date of sale.

It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by the Corporation for certain former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. Management recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information may ultimately change management's current assessment. See Note N to the consolidated financial statements of the Corporation contained herein. Also, see "Item 3. Legal Proceedings" below for a discussion of outstanding environmental actions involving the Corporation.

                                   EMPLOYEES

The number of persons employed by the Corporation and its consolidated subsidiaries was thirteen at March 31, 1997. This number does not include 89 employees of the consolidated real estate limited partnerships. Effective May 1997, the real estate employees were transferred to companies that manage each real estate operation. In addition, 31 persons were employed by USHDI at March 31, 1997.

ITEM 2.  PROPERTIES

All information with respect to properties owned or leased by the Corporation has been included under the description of the Corporation's businesses except for the Corporation's executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, which occupies approximately 6,139 square feet of space under a lease agreement that expires in December 2001.


ITEM 3.  LEGAL PROCEEDINGS

1994 MERGER LITIGATION

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which a wholly-owned subsidiary of the Corporation would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. In the announcement, the Corporation initially proposed that the holders of each share of FoxMeyer's common stock (other than the Corporation) would receive $14.75 in principal amount of a new issue of 8.75% senior notes due 2004 to be issued by a new holding company created for the purpose of holding a majority of FoxMeyer's outstanding shares (the "Initial Offer"). The Initial Offer was subsequently changed to a share exchange merger in which the public shareholders of FoxMeyer (other than the Corporation) received 0.904 shares of the Corporation's common stock for each share of FoxMeyer's common stock. The merger was completed on October 12, 1994 (the "Merger"). Shortly after the announcement of the Initial Offer, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of shares of FoxMeyer common stock.

The class action lawsuits, which have been consolidated, sought to enjoin the transaction contemplated by the Initial Offer or, if consummated, to rescind the transaction, and requested an award for money damages, attorneys' fees and costs. In connection with the Merger, an agreement in principle between plaintiffs and defendants concerning the terms of the Merger and the settlement of the class action lawsuits was reached and a Memorandum of Understanding was executed on June 30, 1994. The Memorandum of Understanding provided that, subject to confirmatory discovery, plaintiffs would enter into a settlement of the class action lawsuits, under which the class action lawsuits would be dismissed and the corporate defendants would pay the attorneys' fees of plaintiffs' counsel in an amount not to exceed $410,000, as may be awarded by the court.

Thereafter, certain plaintiffs withdrew from the Memorandum of Understanding and, on September 30, 1994, sought to enjoin the consummation of the Merger and to schedule a date for a preliminary injunction hearing. That same day, the court denied the request to schedule a preliminary injunction hearing.

On October 11, 1994, the State of Wisconsin Investment Board ("SWIB"), alleging that it was a shareholder of FoxMeyer, moved to intervene in the consolidated class action lawsuits and sought to file a complaint in intervention challenging the Merger and defendants' conduct in connection therewith. On December 2, 1994, SWIB withdrew its motion to intervene and filed a complaint in the Chancery Court in New Castle County, Delaware against the same defendants as in the consolidated class action lawsuits. The SWIB complaint alleged that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The SWIB complaint also alleged that the proxy statement issued in connection with the Merger failed to disclose that (i) the FoxMeyer Special Committee never examined the basis for FoxMeyer's projections or took into account in reviewing those projections certain increases in business expected by FoxMeyer, (ii) certain analyses used by Smith Barney in rendering its fairness opinion on the Merger were flawed, and (iii) FoxMeyer's actual performance was substantially exceeding projections at the time of the issuance of the proxy statement. On April 30, 1995, the SWIB action was consolidated with the class action lawsuits.

All of the plaintiffs subsequently withdrew from the Memorandum of Understanding and, on February 13, 1996, filed an amended complaint in the consolidated case. The amended complaint essentially alleges the same claims previously raised. Defendants have filed their answer to the amended complaint, and asserted certain affirmative defenses. No schedule has been set for the completion of discovery in the case, the briefing of plaintiffs' class certification motion, or any other proceedings.

ZUCKERMAN LITIGATION

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Corporation's common, Series A and First Series preferred stock during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Corporation and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements. The complaint alleges that the Corporation failed to disclose purportedly negative information concerning its National Distribution Center and Delta computer systems and the resulting impact on the Corporation's existing and future business and financial condition. At the Corporation's request, the court has entered a stay of all discovery pending a ruling on the Corporation's motion to dismiss, which was filed on June 20, 1997. The Corporation intends to prosecute the motion and defend itself in the consolidated lawsuit.

GROSSMAN LITIGATION

The Corporation, Abbey J. Butler and Melvyn J. Estrin have also been named as defendants in an action styled Grossman v. FoxMeyer Health Corp., et al., Case No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. The lawsuit purports to be brought on behalf of all holders of the Corporation's common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the Zuckerman action described above. The Corporation has moved for summary judgment in the lawsuit on the ground that plaintiff, as she admits, did not purchase or sell any of the Corporation's securities during the class period. Following a hearing on May 29, 1997, the court has taken the motion under advisement. The Corporation intends to continue to vigorously defend itself in the lawsuit.

FOXMEYER DRUG COMPANY\LUSK LITIGATION

In August 1994, a group of four individuals filed a purported class action lawsuit against their former employer, FoxMeyer Drug Company, in Texas State Court. The lawsuit alleged that the termination of plaintiffs' employment, made as part of a reduction-in-force, violated the Age Discrimination in Employment Act. The lawsuit also named FoxMeyer and the Corporation as defendants, all of which denied plaintiffs' allegations. The lawsuit was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. In August 1996, the case against FoxMeyer Drug Company and FoxMeyer was stayed following their filing for relief under Chapter 11 of the Bankruptcy Code. In September 1996, the court granted the Corporation's motion for summary judgment and entered a partial final judgment in its favor on the ground that it could not be considered a "single employer" of plaintiffs under the Age Discrimination in Employment Act. Plaintiffs have appealed the judgment to the United States Court of Appeals for the Fifth Circuit in Lusk v. National Intergroup, Inc., No. 96-11278. The parties have briefed the issue on appeal and oral argument is scheduled for August 1997. If the lower court's ruling is reversed, the Corporation will vigorously contest the lawsuit.

BANKRUPTCY\TRUSTEE LITIGATION

On August 27, 1996, FoxMeyer and certain of its subsidiaries, including FoxMeyer Drug Company, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On November 25, 1996, the Official Committee of Unsecured Creditors (the "Committee") filed a lawsuit against the Corporation in the Bankruptcy Court under Adversary No. 96-205. In the lawsuit, the Committee alleges that certain property transferred by FoxMeyer to the Corporation as a dividend on June 19, 1996 constituted an avoidable fraudulent transfer or preference. The dividend consisted of assets unrelated to FoxMeyer's core distribution business, including assets of its pharmacy benefits management operations, its investments in Phar-Mor, FoxMeyer Canada and other marketable securities, USHDI, and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation. The Committee seeks to recover the property transferred or the value of the property transferred. The Corporation believes that the dividend was lawful and is vigorously contesting the lawsuit.

On March 5, 1997, the Bankruptcy Court entered an Agreed Preliminary Injunction Order, which enjoins the Corporation from transferring, selling or otherwise disposing of, or encumbering or pledging (i) any of the assets conveyed to it from FoxMeyer, without the Committee's consent, and (ii) any assets other than the conveyed assets, except in the ordinary course of business, unless the Corporation provides five days' prior notice to the Committee and either obtains the Committee's consent or Bankruptcy Court approval.

On March 18, 1997, the Bankruptcy Court converted the underlying FoxMeyer bankruptcy cases to liquidation cases under Chapter 7 of the Bankruptcy Code, and stayed the Committee's lawsuit against the Corporation pending the election of a permanent Chapter 7 trustee. On April 24, 1997, the creditors in the Chapter 7 cases elected a permanent trustee, who was qualified to serve in late May 1997. The trustee has succeeded to the interests of the Committee in the lawsuit, and the stay of the lawsuit has ended.

MCKESSON\VENDOR LITIGATION

On January 10, 1997, the Corporation filed a ten count lawsuit against McKesson Corporation ("McKesson") and certain major pharmaceutical manufacturers styled FoxMeyer Health Corporation v. McKesson Corporation, et al., Case No. 9700311, in the 95th Judicial District Court of Dallas County, Texas (the "McKesson Litigation"). In the McKesson Litigation, the Corporation alleges that McKesson and the pharmaceutical manufacturers conspired to drive the Corporation's pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business, that McKesson misused confidential financial and competitive information to which it had gained access in conceiving, perpetrating and promoting a plan to drive FoxMeyer Drug Company out of its industry, and that McKesson exploited this information by interfering with FoxMeyer Drug Company's customer and vendor relationships and disrupting its operations in order to ultimately effectuate a purchase of its competitor at a significantly distressed price. With respect to the pharmaceutical manufacturer defendants, the Corporation alleges that they tightened or outright denied credit to FoxMeyer Drug Company and thereafter refused to work with an investment group that had agreed to buy FoxMeyer Drug Company's operations, thereby forcing it into Chapter 11, and that these actions were the result of an unlawful civil conspiracy. The Corporation seeks to recover in excess of $400 million in compensatory damages on account of the value of the Corporation's interests in FoxMeyer Drug Company, plus punitive damages. In February 1997, certain defendants in the McKesson Litigation removed the lawsuit to the Bankruptcy Court for the Northern District of Texas, Dallas Division, under Adversary No. 397-3052, and filed a motion to transfer the McKesson Litigation to the Bankruptcy Court for the District of Delaware as a proceeding related to the Chapter 11 case of FoxMeyer Drug Company. The Corporation has opposed the removal and the motion to transfer, and has filed a motion to remand the McKesson Litigation back to Texas State Court. The motion to transfer and the motion to remand are currently pending before the Dallas Bankruptcy Court.

On February 26, 1997, the Committee filed a lawsuit against the Corporation in the Delaware Bankruptcy Court under Adversary No. 97-20. In the lawsuit, the Committee seeks a declaration that the claims asserted by the Corporation in the McKesson Litigation are property of the FoxMeyer bankruptcy estate, and an injunction barring the Corporation from continuing to prosecute the McKesson Litigation. Thereafter, on March 19, 1997, McKesson intervened in the Committee's lawsuit and filed its own complaint, in which McKesson asserted that (a) as of the commencement of the FoxMeyer Chapter 11 case in August 1996, the claims asserted in the McKesson Litigation were property of the bankruptcy estate, and
(b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug Company, the claims were transferred to McKesson. On May 30, 1997, McKesson filed a motion for partial summary judgment in which it seeks a declaration that the Corporation has no right, title to or interest in, or standing to prosecute and maintain, the McKesson Litigation, and a permanent injunction barring the Corporation from prosecuting or asserting the claims in the McKesson Litigation. The Corporation believes that it owns the claims asserted in the McKesson Litigation, and intends to file its answer and otherwise respond to the two complaints and the motion in July 1997.

HAMILTON MORGAN ARBITRATION

The Corporation and Robert and Mary Haft (collectively, the "Hafts") are the members of Hamilton Morgan, a Delaware limited liability company that owns 3,750,000 shares of common stock of Phar-Mor. In December 1996, the Corporation sent notice to the Hafts that the Corporation was triggering the buy-sell provisions of Hamilton Morgan's operating agreement, under which a member had the right to acquire the other member's interest in Hamilton Morgan. In response, the Hafts informed the Corporation that the Hafts were disputing certain interpretations of the Corporation's triggering of the buy-sell provisions, and that the Hafts were invoking the arbitration provisions of the operating agreement. The parties are attempting to negotiate a settlement of their disputes, and have agreed to toll the arbitration proceeding pending their settlement discussions.


NATIONAL STEEL CORPORATION

In accordance with certain provisions of the Stock Purchase Agreement and related documents dated August 27, 1984, as amended (the "Stock Purchase Agreement") between the Corporation and Nippon Kokan K.K. ("NKK"), whereby the Corporation sold 50% of the stock of NSC to NKK, the Corporation assumed primary responsibility for, is obligated to provide funds to NSC for the payment and discharge of, and agreed to indemnify NSC against, certain liabilities that existed at the time of the sale. On February 3, 1993, the Corporation, NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and NSC entered into an agreement (the "Definitive Agreement"), under which the Corporation is required to pay all liabilities, costs, expenses, attorneys' fees and disbursements incurred with respect to environmental liabilities (collectively, "Environmental Liabilities") for which the Corporation had agreed to indemnify NSC. In accordance with the requirements of the Definitive Agreement, the Corporation deposited with NSC a total of $10 million as a prepayment of its indemnification obligation. The Definitive Agreement provides that after January 14, 1994, NSC will discharge Environmental Liabilities as they become due and owing after January 14, 1994, up to the $10 million amount deposited by the Corporation.

In accordance with the terms of the Definitive Agreement, NSC is administering and discharging Environmental Liabilities incurred at the sites described in paragraphs (a) through (i) below:

(a) BUCKEYE. The United States Environmental Protection Agency (the "EPA") has notified NSC that it is one of a number of parties potentially responsible for wastes present at the Buckeye Reclamation Site in Bridgeport, Ohio, and has requested NSC's voluntary participation in certain remedial actions. NSC has joined a group of approximately thirteen other potentially responsible parties ("PRPs") to perform the remedial design pursuant to an Administrative Order by Consent between the PRPs and the EPA, which took effect on February 10, 1992. NSC's allocated share for the remedial design stage is 4.63% for the first $1.6 million and 5.05% thereafter. The EPA and a steering committee have estimated the total cost for the remedial design phase to be approximately $3 million, and the EPA has estimated the total cost for its proposed remediation activities to be approximately $25 million. The PRPs are currently negotiating with the EPA to reduce the scope of the remedy at the site and, accordingly, the ultimate cost of remediation cannot be estimated. In March 1994, Consolidated Coal Company, a former owner and operator of the site, filed a lawsuit against the EPA and various other defendants, including NSC, in the United States District Court for the Southern District of Ohio, for claims regarding the alleged release of hazardous substances from the site. The lawsuit seeks, among other things, a determination of the allocation for the remedial action costs among the municipal and industrial defendants. In June 1996, NSC entered into a settlement agreement with various parties to the lawsuit, which resolved the litigation. Under the agreement, which is contingent on approval of the court and the entry of a consent decree with the EPA, NSC will be obligated to pay 2.8% of the response costs associated with the site.

(b) BROWN'S ISLAND. In January 1993, NSC was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia, which was formerly owned by NSC's Weirton Steel Division and is currently owned by Weirton Steel Corporation ("Weirton"). The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton that additional investigation, possible groundwater and soil remediation, and on-site housecleaning was required at the site. Weirton has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island, and has received reimbursement of that amount from NSC. Assuming that another site will accept the waste material, additional sums will be spent on disposal and backfilling, and the WVDEP may require additional investigation or remediation in the future. In addition, Weirton has agreed to a three-year groundwater monitoring program of the Brown's Island facility, and NSC receives copies of the program. To date, no groundwater remediation has been required, and it cannot be determined whether future remediation will be required.

(c) WEIRTON EPA ORDER. In September 1996, the EPA issued an administrative order under the Resource Conservation and Recovery Act ("RCRA") that required Weirton to undertake certain investigative activities with respect to the cleanup of possible environmental contamination on Weirton property. Weirton has informed NSC that the Mainland Coke Plant, Brown's Island and the Avenue H Disposal Site are likely to be included within the areas of investigation required by the EPA, and that Weirton considers these areas to be within the scope of an indemnity agreement with NSC. At this time, NSC and the Corporation are unable to determine the extent to which activities resulting from the EPA's order will result in an indemnity obligation on the part of NSC.

(d) SWISSVALE. NSC was named as a third party defendant in a government action for reimbursement of the EPA's response costs in connection with the cleanup of a certain scrap metal yard located in Swissvale, Pennsylvania. In December 1993, the defendants reached a settlement with the government in the aggregate amount of $1.5 million. (The government's latest claim was approximately $4.5 million.) In June 1996, the court approved a Consent Decree between the plaintiff, the defendants/third party plaintiffs and the third-party defendants, under which NSC agreed to pay $10,000.

(e) TEX-TIN. In August 1996, Amoco Oil Company ("Amoco") filed a cost recovery and contribution civil action pursuant to sections 107 and 113(f) of the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") in the United States District Court for the Southern District of Texas. Amoco has been involved in investigations of contamination at the former Tex-Tin Superfund Site located in Texas City, Texas, pursuant to an Administrative Order and Consent ("AOC") entered into with the EPA. In the lawsuit, Amoco alleges that NSC is one of approximately 100 defendants liable under section 107 of CERCLA for costs of those investigations and future response costs. Amoco has spent approximately $9 million pursuant to the AOC at the site. NSC is unable at this time to ascertain the extent of its liability at the site, although the EPA's waste-in lists indicate that NSC's former Weirton division sent less than 1% of the waste identified at the site.

(f) MIDC. In March 1988, the EPA notified NSC that it was considered to be one of the parties potentially responsible for the dumping of wastes at the Municipal and Industrial Disposing Site located near Elizabeth, Pennsylvania, and requested that NSC voluntarily participate in certain remedial actions. Because NSC's records did not indicate any involvement with this site by its former Weirton Steel division, NSC declined to participate voluntarily in the remedial actions.

(g) PFOHL BROTHERS. The New York Department of Environmental Conservation ("DEC") has issued two Information Request letters, dated January 21, 1994 and January 8, 1995, seeking information concerning waste disposal practices of Hanna Furnace Corporation. DEC's letters requested information concerning both general waste disposal practices and those relating to the Pfohl Brothers Landfill Site. This landfill was operated from the 1930s to 1969 and received both municipal and industrial wastes. Hanna Furnace Corporation was a wholly-owed subsidiary of NSC during the relevant period. DEC is currently undertaking response activities at the Landfill estimated to cost $55 million.

(h) HI-VIEW TERRACE. In June 1989, the EPA notified the Donner-Hanna Coke Joint Venture ("Donner-Hanna") it was one of a number of parties potentially responsible for wastes present at the Hi-View Terrace site located in West Seneca, New York, and requested information with respect to this site. Through its wholly owned subsidiary, the Hanna Furnace Corporation, NSC owned a 50% interest in Donner-Hanna. Donner-Hanna has advised the EPA that Donner-Hanna's records do not indicate any involvement with this site.

(i) LOWRY. NSC, Earth Sciences, Inc. ("ESI") and Southwire Company ("Southwire") are general partners in the Alumet Partnership ("Alumet"), which was identified by the EPA as one of approximately 260 PRPs at the Lowry Landfill Superfund Site located in Colorado. The owners and operators of the Lowry Landfill -- the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. -- are performing remediation activities at the site. In December 1991, the City and County of Denver filed a complaint against 40 of the PRPs, including ESI, seeking reimbursement for past and future response costs incurred at the site, and subsequently reached a settlement with ESI. In June 1993, the owners and operators of the site made a settlement demand on Alumet for response costs that were not covered by their earlier settlement with ESI. In November 1993, the EPA sent Alumet a letter demanding payment of approximately $15.3 million for past response costs incurred through that date. In May 1994, the owners and operators filed a complaint alleging, among other things, that Alumet, the Corporation, NSC and Southwire were liable under CERCLA for the costs of cleaning up the site. In November 1994, the EPA issued a unilateral administrative order directing recipients of the order, including Alumet, to perform the remedial design and remedial action at the site. The EPA determined that Alumet's percentage of the total volumetric contribution attributed to the 27 generator respondents listed in the order was 4.33%. Sitewide past costs are currently $48.3 million and sitewide remedy costs are estimated to be $93.8 million.

Alumet reached a settlement with the EPA and the Department of Justice concerning any liability Alumet may have with respect to this site. In February 1996, a Consent Decree was issued and an order was entered dismissing with prejudice all claims against Alumet, the Corporation, NSC and Southwire and, in March 1996, the parties paid the EPA approximately $7.3 million. NSC's share of the settlement was 50% of the overall amount, or $3.65 million, which was funded out of the $10 million deposited by the Corporation with NSC as a prepayment of indemnification obligations. In addition, in May 1996, Alumet entered into a settlement with Continental Casualty Co. and certain other insurers in which Alumet received a confidential cash settlement with respect to its Lowry Landfill claims.


NATIONAL ALUMINUM CORPORATION

During the fiscal year ended March 31, 1990, the Corporation disposed of the operating assets of its subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, the Corporation retained responsibility for certain environmental and other matters, as described in paragraphs (a) through (i) below:

(a) DIAZ. In June 1988, NAC received notification that it was considered to be one of several hundred PRPs for the clean-up of a site known as the Diaz Refinery located in Diaz, Arkansas. In September 1989, a complaint was filed in the Chancery Court of Jackson County, Arkansas, styled Grantors to the Diaz Refinery PRP Committee Site Trust, et al. v. Rheem Manufacturing Company, et al., which included NAC as a defendant. This purports to be an action by a steering committee of PRPs for a declaratory judgment as to liability for the costs of cleaning the site as well as for recovery of the costs of the clean-up. In January 1990, NAC was dismissed as a defendant and realigned as a plaintiff. NAC has joined the steering committee of PRPs that instituted the action and is participating in site remediation activities.

(b) FISHER-CALO. In December 1988, NAC received notification that it was considered to be one of a number of PRPs for wastes present at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana. The EPA ordered 23 entities, including NAC, to undertake and complete emergency removal activities at the site. The removal work has been substantially completed. In October 1990, the EPA sent a Special Notice Letter to approximately 350 PRPs, including NAC, requesting their voluntary participation in performing or financing the remedial design/remedial action at the site and demanding payment of the EPA's past costs at the site. The EPA estimates the cost of the remedial design/remedial action to be approximately $31 million, and the PRPs estimate the total cost of the cleanup to be approximately $47 million. In August 1991, approximately 52 PRPs, including NAC, executed a Consent Decree to perform the remedial design/remedial action, which was filed in federal court on December 30, 1991. In addition, in January 1992, approximately 45 PRPs, including NAC, agreed to file a contribution action for the recovery of response costs from non-participating PRPs. Pursuant to the terms of the Consent Decree and Cost Sharing Agreement among the PRPs, NAC paid its allocated share of approximately $890,000, which excludes any potential cost overruns, funding of the planned contribution action against the non-participating PRPs, or annual administrative fees of $4,000.

(c) ORGANIC CHEMICAL. In March 1991, NAC received notification that its former Hastings Aluminum Products division was considered to be one of a number of PRPs for wastes present at the Organic Chemical Site located near Grandville, Michigan. In the notice, the EPA requested NAC's voluntary participation in certain remedial actions. In January 1992, the EPA issued an Administrative Order requiring NAC and approximately 150 other PRPs to perform the first phase of the remediation at the site. A group of PRPs, including NAC, was formed to perform the first phase of the site remediation, which is estimated by the EPA to cost approximately $6 million. The PRPs, including NAC, have informed the EPA that they intend to comply with the terms of the Administrative Order.

(d) THERMAL INDUSTRIES. In November 1992, Thermal Industries, Inc. ("Thermal") served a complaint on NAC in a lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Barney C. Gutman and Eugene S. Cohen were also named as defendants. The complaint alleges claims for breach of contract, breach of implied warranties, fraud, strict liability and conspiracy against NAC and the other defendants relating to the sale by NAC to Thermal of certain property located in Murrysville, Pennsylvania. The complaint alleges that the defendants are responsible for the costs and expenses incurred by Thermal for the removal and remediation of certain contaminated soil and tanks that were discovered after Thermal purchased the property and excavated an area near the property, and seeks damages in excess of $100,000. During 1994, Thermal conducted limited discovery directed to third parties, and activity has been otherwise limited in the lawsuit. NAC is unable to ascertain the amount of alleged costs and expenses incurred by Thermal to date, and NAC believes it has valid defenses available to it under the sale agreement.

(e) HASTINGS/AMERIMARK. In April 1992, the United States District Court for the Western District of Michigan ruled in favor of Amerimark Building Products, the successor to Hastings Building Products, Inc., that NAC was liable for 50% of all future costs of removal or remedial action related to the mask wash contamination of soil and groundwater in the vicinity of a former NAC plant located in Hastings, Michigan. Thereafter, the court entered an amended ruling that NAC was liable for 75% of response costs incurred to date and any further response costs related to mask wash contamination that are not inconsistent with the national contingency plan. Response costs incurred to date are approximately $300,000. In October 1992, the parties entered into an Implementation Agreement, under which the parties agreed on procedures for the work involved in investigating the site. NAC has paid its 75% share of response costs incurred to date. NAC cannot estimate its total future costs at the site.

(f) NORTHEAST GRAVEL. NAC is one of 25 PRPs participating in a remedial investigation/feasibility study ("RI/FS") at the Northeast Gravel Site located in Plainfield, Michigan. NAC had paid its $955 share of the $300,000 total cost of the RI/FS, and NAC's share of the total response costs within the PRP group is 0.19%. No cost estimates are available for the design and remedial action, and NAC cannot estimate its future costs at the site.

(g) HELEN KRAMER. In October 1989, the United States filed a complaint in the United States District Court for the District of New Jersey entitled United States v. Helen Kramer, et al., seeking reimbursement of the EPA's response costs as well as a declaratory judgment as to liability for future response costs with respect to the Helen Kramer Landfill Site located in Mantua Township, New Jersey. Neither NAC nor the Corporation was named as a defendant in the litigation, but 13 of the 26 named defendants have filed a third-party complaint for contribution against 264 third-party defendants, including NAC's predecessor in interest, Denny Corporation. In July 1991, the Court issued an order granting the third-party defendants' motion to separate the trial of the third-party claims from the trial of the primary claims, but denied the third-party defendants' motion to stay discovery as to the third-party claims. NAC has opted into a court-approved Settlement Process Protocol, and has reached a tentative settlement of its liability with respect to the site as part of an overall allocation scheme. NAC believes that the confidential settlement amount represents a fair and reasonable compromise of liability and future costs of litigation. As of June 1997, a definitive settlement agreement has not yet been executed.

(h) GREEN RIVER. In May 1991, the EPA contacted NAC and requested information regarding its disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. NAC responded to the EPA's request, indicating that NAC had disposed of materials at the Green River Disposal Site and asserting that the materials sent to the site were not hazardous. In January 1992, NAC received notification that it was considered to be one of a number of PRPs with respect to contamination at the site. In March 1992, the Green River Coordinating Committee proposed an allocation formula for funding an RI/FS, to which NAC and numerous other parties objected. Many of the objecting parties, including NAC, formed the Green River Review Committee, which entered into negotiations with the Coordinating Committee to develop a more equitable allocation scheme. In February 1993, the Review Committee entered into a settlement agreement with the Coordinating Committee, under which the Review Committee's 18 members agreed to pay 21% of the costs associated with the RI/FS, which are estimated to be $4.7 million. As part of the settlement, NAC, without admitting liability, paid $40,739, although NAC may be required to pay additional sums if the cost of the RI/FS exceeds the current estimate. In June 1995, the EPA issued a special notice letter to NAC and numerous PRPs, in which the EPA directed the PRPs to make "good faith offers" to implement the Remedial Action at the Green River Site, demanded reimbursement of approximately $800,000 in past response costs, and designated NAC as a PRP for future response costs. In March 1996, pursuant to section 106 of CERCLA, the EPA issued a unilateral administrative order to ten parties, including NAC, requiring them to perform the Remedial Action. In March 1997, NAC entered into a confidential settlement to pay its share of past costs. With respect to the Remedial Action, its exact costs are unknown, and NAC has paid approximately $100,000 and expects to pay in the future a lesser amount to complete paying its share of the costs, plus a small amount each year for operating and maintenance costs.

(i) AB ELECTROLUX. Following the sale of all of the issued and outstanding capital stock of National Luxembourg Aluminum Company S.A., a Luxembourg Corporation ("NLAC"), to AB Electrolux, a Swedish Corporation ("AB"), pursuant to an agreement, dated January 5, 1989 among NAC, the Corporation and AB (the "Purchase Agreement"), certain disputes arose among the parties with respect to the accounting standards used prior to the sale. The disputes were submitted for final resolution to the accounting firm of Price Waterhouse, which agreed with the position asserted by the Corporation and NAC. In the fall of 1990, AB and its representatives contacted NAC and the Corporation, claiming that AB was entitled to a price reduction of approximately $7 million due to certain alleged failures of the financial statements of NLAC to be in accordance with the provisions of the Purchase Agreement. In light of the threat of litigation, and based on the earlier decision by Price Waterhouse, NAC and the Corporation instituted National Aluminum Corporation and National Intergroup, Inc. v. AB Electrolux, Civil Action No. 90-1749, in the United States District Court for the Western District of Pennsylvania, which was essentially a Petition for Order Confirming Foreign Arbitration Award based on the International Convention of the Recognition and Enforcement of Foreign Arbitral Orders. AB filed a motion to dismiss the petition of NAC based on the argument that the court did not have jurisdiction over the dispute. The motion to dismiss was granted in July, 1993.

Thereafter, AB commenced AB Electrolux v. National Aluminum Corporation and National Intergroup, Inc., in the District Court of Luxembourg, Second Section, alleging that the annual financial statements of NLAC as of December 31, 1988, March 31, 1988 and March 31, 1987 were not prepared in accordance with the Accounting Standards (as defined in the Purchase Agreement) with respect to capitalization of interest relating to the financing of certain fixed assets, depreciation of certain tangible fixed assets and capitalization of certain maintenance expenses. Both NAC and the Corporation have responded to the suit by AB by denying all liability and have filed suit, in the form of claim against KPMG Peat Marwick, the former independent certified accounting firm of NLAC. Following a hearing before a three judge panel of a Luxembourg court, the parties were officially advised by the court clerk in March 1994 that the claims of AB against the Corporation and NAC had been dismissed. The court also dismissed the counterclaim of the Corporation and NAC. The Corporation and NAC have received notice that AB has filed an appeal of the judgment, and a hearing on the appeal is set in December 1997.


NATIONAL STEEL SERVICE CENTER, INC.

In August 1986, the Corporation sold all of the issued and outstanding common stock of National Steel Service Center, Inc. ("NSSC") to Traxxon, Inc. By letter dated February 17, 1994, 21 Pacella Corporation and William A. Haas wrote to the Corporation, NSSC, NSC, and other companies stating that there was reason to believe that a release or threat of release of oil or hazardous material had occurred at property known as 21 Pacella Park Drive located in Randolph, Massachusetts, and that the various companies receiving the letter were liable under Massachusetts law. Counsel alleged that 21 Pacella Corporation had spent over $250,000 in consulting and legal fees to date and that future response costs could reach or exceed $1,000,000. In April 1994, the Corporation filed a response denying all of the claims. In accordance with Massachusetts law, the Corporation participated in a mediation with the claimants in February 1995, which did not result in a settlement. Shortly thereafter, the Corporation was served with a complaint seeking reimbursement and damages and, in March 1995, the action was removed to the United States District Court for the District of Massachusetts under 21 Pacella Corp. and William A. Haas v. National Steel Corporation and National Intergroup, Inc., C.A. No. 95-10524-NG. The case was referred to mediation in June 1997, and is set for trial in the fall of 1997. In June 1997, the Corporation agreed to a settlement with NSC, one of the other defendants, under which NSC will assume the defense of and indemnify the Corporation for all liabilities in connection with the 21 Pacella Park site. A definitive settlement agreement is currently being negotiated and is expected to be executed in the near future.


BULL MOOSE TUBE COMPANY

In August 1988, the Corporation sold all of the outstanding stock of Bull Moose Tube Company ("Bull Moose") to Caparo, Inc. ("Caparo"). Bull Moose and Caparo have indicated that they will seek indemnification from the Corporation for the costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, at which plant roads were allegedly sprayed with dioxin contaminated oil in 1973 and 1977. The contamination has been remediated under an EPA plan. The EPA may seek recovery of removal and transportation (but not incineration) costs from Bull Moose, which may then seek recovery of such costs, along with defense costs, from the Corporation. The Corporation has not received cost information from Bull Moose or Caparo.


ENVIRONMENTAL INSURANCE LITIGATION

In March 1995, NSC, NAC and the Corporation filed a lawsuit in the Circuit Court of Hancock County, West Virginia, against Continental Casualty Co., the Insurance Company of North America and various other carriers seeking coverage for certain environmental claims. In May 1995, Continental Casualty Co. filed a lawsuit in the Superior Court in Delaware for a declaratory judgment that it owed the policy holders no coverage for these claims under Continental Casualty Co. et al., v. National Steel Corp., et al., No. 95C-05-237 (Sup. Ct. for New Castle County, Delaware). In March 1996, the West Virginia Court denied the insurers' motion to dismiss the complaint on the grounds of forum non conveniens. The principal parties in the case are participating in court ordered mediation sessions through June 1997 and, as a result of these sessions, plaintiffs have entered into settlement agreements with certain carriers and are continuing to negotiate with the other carriers. The case is proceeding in West Virginia, and the court has set the first phase of the case for trial in September 1997 with respect to four environmental sites located in West Virginia.


OTHER

On May 6, 1997, the Corporation filed with the Securities and Exchange Commission an application for an order under Section 3(b)(2) of the Investment Company Act of 1940 (the "Act") or, in the alternative, Section 6(c) of the Act, for an exemption from Sections 3(a)(1) and 3(a)(3) of the Act. The application seeks an order declaring that the Corporation is primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities or, in the alternative, an order pursuant to Section 6(c) of the Act exempting the Corporation from all provisions of the Act and the rules and regulations thereunder. The application is currently pending before the Commission.

The Corporation also is a party to various other lawsuits arising in the ordinary course of business. The Corporation, however, does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is listed for trading on the New York Stock Exchange. At June 16, 1997, the Corporation had 6,308 stockholders of record. Information concerning the high and low market prices of the Corporation's common and preferred stock and dividends declared on such stock for each quarter in the last two fiscal years are shown below:

STOCK PRICES FOR FISCAL 1997 AND 1996



                                               Market Price Range                 Dividends Declared
                                  ---------------------------------------------        Per Share
                                         Fiscal 1997            Fiscal 1996      --------------------
                                  -------------------------  ------------------    Fiscal      Fiscal
                                       High          Low       High      Low        1997        1996
                                  ---------------  --------  --------  --------  ----------  --------
Common Stock  (Symbol: AAV)

1st Quarter                           $20 7/8      $13 7/8    $20      $17 3/4   $     0      $    0
2nd Quarter                            15            2 3/4     26       17 3/4         0           0***
3rd Quarter                             3 7/8        1 1/2     28 3/8   21 3/4         0           0
4th Quarter                             2            1         26 3/4   15             0           0
-------------------------------------------------------------------------------------------------------
Convertible Preferred Stock (Symbol: AAVPr)

1st Quarter                            53 1/2       49 5/8     53 1/2   50 1/4      1.25        1.25
2nd Quarter                            49 7/8       28 1/2     55       51          1.25        1.25
3rd Quarter                            31            9 5/8     55 3/4   52 1/4      0**         1.25
4th Quarter                            10 1/2        7 3/8     55       49          0**         1.25
-------------------------------------------------------------------------------------------------------

Preferred Stock  Series A  (Symbol: AAVA)

1st Quarter                            33 1/8       23 3/4     36 5/8   33 1/2      1.05*       1.05*
2nd Quarter                            27 3/4       13         38 1/4   35 3/4      1.05*       1.05*
3rd Quarter                            18            8         38 1/4   36          0**         1.05*
4th Quarter                             8 7/8        5 7/8     37 7/8   30 1/4      0**         1.05*
=======================================================================================================


 *  Paid in additional shares of Series A Preferred Stock.

** Dividends were not declared. Both series of preferred stock provide for cumulative dividends which have been accrued as if declared. For the Convertible Preferred Stock, the amount accrued each quarter was $1.25 per share. For the Preferred Stock Series A, $1.05 was accrued for the third quarter and $1.08 for the fourth quarter of fiscal 1997 for each share.

*** Paid a dividend of one share of Ben Franklin Retail Stores, Inc. common stock for every six shares of the Corporation's common stock.


Information with respect to restrictions on the payment of dividends is incorporated herein by reference to Note I to the consolidated financial statements contained herein in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements contained herein:

                      AVATEX CORPORATION AND SUBSIDIARIES
                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA



                                                                                    For the years ended March 31,
(In millions of dollars,except per share amounts)                      1997        1996        1995        1994        1993
----------------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
     Revenues                                                       $  12.5    $   10.4    $    4.2    $    0.9    $     --
     Operating costs                                                   14.9        17.5        14.3        12.4         8.6
     Operating loss                                                    (2.4)       (7.1)      (10.1)      (11.5)       (8.6)
     Other income                                                      19.2        21.8        47.4         1.0         0.1
     Financing costs, net                                               4.7         3.6         1.5         1.6         3.0
     National Steel Corporation                                         9.6         3.3         5.4         5.3       (15.1)
     Equity in income (loss) of affiliates                             (5.2)       (4.2)        0.8        (0.5)        6.3
     Income tax provision (benefit)                                    29.9         3.0         0.3       (18.1)      (23.2)
     Minority interest in results of operations of
        consolidated subsidiaries                                      (1.1)        2.1         2.3         0.4          --
     Income (loss) from continuing operations                         (12.3)        5.1        39.4        10.4         2.9
     Discontinued operations                                         (267.1)      (68.8)        2.2        19.1        (2.3)
     Net income (loss)                                              $(279.4)   $  (63.7)   $   41.6    $   29.5    $    0.6
----------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
     Earnings (loss) per share:
        Continuing operations                                       $ (2.09)   $  (0.93)   $   1.37    $  (0.03)   $  (0.12)
        Discontinued operations                                      (17.81)      (4.02)       0.15        1.13       (0.12)
        Earnings (loss) per share                                   $(19.90)   $  (4.95)   $   1.52    $   1.10    $  (0.24)
     Cash dividends per share                                            --          --          --          --          --
     Average number of shares outstanding
        (in thousands)                                               14,997      17,115      14,827      16,931      19,967
----------------------------------------------------------------------------------------------------------------------------

FINANCIAL INFORMATION
     Working capital                                                $  46.4    $  276.4    $  444.5    $  375.0    $  373.2
     Total assets                                                     158.4     1,577.1     1,777.0     1,525.5     1,562.1
     Capital expenditures                                              34.7        40.8        59.1        56.3        20.1
     Long-term debt                                                    27.5       403.8       422.8       310.9       256.6
     Redeemable preferred stock                                       189.4       187.3       175.0       164.8        50.6
     Stockholders' equity (deficit)                                  (113.5)      202.5       304.2       224.8       360.1
----------------------------------------------------------------------------------------------------------------------------

KEY FINANCIAL RATIOS
     Current ratio                                                   4.80:1      1.38:1      1.57:1      1.59:1      1.52:1
     Long-term debt as a percent of total capitalization              26.6%       50.9%       46.9%       44.4%       38.5%
----------------------------------------------------------------------------------------------------------------------------


The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. All Summary of Operations amounts have been reclassified to properly reflect discontinued operations for all periods presented. Balance sheet amounts have not been restated. Securities and Exchange Commission regulations require that capitalization ratios also be shown with the redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 209.8%, 74.5%, 66.3%, 67.9% and 46.0%, respectively, for each of the five years ended March 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Avatex Corporation (formerly FoxMeyer Health Corporation) and its subsidiaries (the "Corporation") are primarily engaged in owning and operating hotels and office buildings, primarily in the Washington D.C. area. The Corporation also holds investments in other corporations and partnerships. The Corporation, as one of its investments, owns approximately 29.4%, net of minority interest, of Phar-Mor, Inc. ("Phar-Mor"), a discount retail drugstore chain, through common stock of Phar-Mor directly owned by the Corporation and through a 69.8% owned subsidiary, Hamilton Morgan LLC ("Hamilton Morgan").

In fiscal 1997, the Corporation's Board of Directors approved a plan to divest the Corporation's primary operating unit, FoxMeyer Corporation ("FoxMeyer") including its drug distribution subsidiary, FoxMeyer Drug Company ("FoxMeyer Drug"). FoxMeyer incurred an operating loss to June 30, 1996 of $17.5 million. The loss on disposing of this discontinued operation was $254.5 million.

Commencing in mid-July 1996, a group of FoxMeyer Drug's most significant vendors began reducing their credit lines. Despite positive cash flow projections, the liquidity offered by a new credit facility and FoxMeyer Drug's history of timely debt payments, the group of vendors eliminated approximately $100 million of liquidity from FoxMeyer Drug's operations over a forty-five day period by shortening repayment terms or requiring prepayment for inventory purchases. In addition, during July and August 1996, FoxMeyer Drug made certain prepayments to its suppliers for shipments of critical orders, where after receiving payment, the vendors refused to release the product. In August 1996, FoxMeyer Drug met with certain key vendors requesting a reinstatement of credit lines to previous levels, however, an agreement could not be reached. As a result of these events, FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code on August 27, 1996. On November 8, 1996, the Bankruptcy Court for the District of Delaware (the "Court") approved a sale of the principal assets of FoxMeyer and FoxMeyer Drug to McKesson Corporation ("McKesson"). On March 18, 1997, the Chapter 11 cases were converted into Chapter 7 liquidation cases.

In connection with McKesson's purchase of FoxMeyer's and FoxMeyer Drug's assets, McKesson paid approximately $23 million in cash to debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Corporation received no proceeds from the sale of FoxMeyer's and FoxMeyer Drug's assets to McKesson.

The Corporation received a dividend from FoxMeyer on June 19, 1996, consisting of assets unrelated to FoxMeyer's core distribution business, including assets of FoxMeyer's pharmacy benefit management operations; US HealthData
Interchange, Inc. ("USHDI"); FoxMeyer's investment in Phar-Mor (equal to a 7.8% interest in Phar-Mor's common stock outstanding), FoxMeyer Canada Inc. ("FoxMeyer Canada") and other marketable securities; and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation. In connection with FoxMeyer's bankruptcy filing, the Official Committee of Unsecured Creditors in FoxMeyer's Chapter 11 case (the "Committee"), which was subsequently replaced by a Chapter 7 trustee (the "Trustee"), has contested the dividend and has demanded return of the assets or their fair market value. The Trustee has valued the property conveyed at $198 million.

On March 5, 1997, the Court entered an Agreed Preliminary Injunction Order (the "Order") which enjoins the Corporation from transferring, selling, or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19th dividend without the consent of the Trustee or approval of the Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Trustee and either obtains the Trustee's consent or Court approval. The Order requires the funds from the sale of FoxMeyer Canada, discussed below, be held in a separate account subject to the restrictions of the Order.

The Order significantly impairs the liquidity of the Corporation and its ability to conduct business by restricting the use of the Corporation's assets. In addition to such liquidity concerns, should the Corporation lose the lawsuit, the outcome would raise doubts as to its ability to continue as a going concern. The Corporation believes the lawsuit is without merit and may seek to modify the Order and thereby remove any restrictions on the Corporation's use of its assets.

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al. The lawsuit alleges, among other things, that FoxMeyer and the defendant officers and directors failed to disclose purportedly negative information concerning certain operations and systems and the resulting impact on the Corporation's financial condition. The Corporation intends to vigorously defend itself in the lawsuit.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.

On July 26, 1996, Ben Franklin Retail Stores, Inc. ("Ben Franklin") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Corporation wrote off its remaining investment of $2.0 million in Ben Franklin.

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

In October 1996, the Corporation sold its investment in FoxMeyer Canada. The net proceeds from the sale were $37.4 million. In connection with the sale, the Corporation recognized a gain of approximately $34.0 million in the third quarter of fiscal 1997. The Corporation's interest in FoxMeyer Canada was received as part of the dividend from FoxMeyer on June 19, 1996. The Corporation and the Committee agreed that the Corporation would receive $5.0 million of the proceeds from the sale and that the remainder of the funds, less sale expenses, would be put in escrow for a certain time period. These funds were subsequently transferred to the Corporation but are still restricted as to their use under the Order.

During the third quarter of fiscal 1997, the Corporation sold certain of its real estate limited partnership interests for $9.9 million. The transaction resulted in a gain of approximately $6.0 million.

In April 1997, the Corporation adopted a plan to sell or otherwise dispose of USHDI, its medical claims processing operation. USHDI had an operating loss to the disposal date of March 31, 1997 of $3.6 million and, in addition, there was a $4.9 million loss from the write-off of the Corporation's investment in USHDI and for projected operating losses through the estimated date of disposal.

On December 19, 1996, the Corporation announced that it had exercised its option to either sell its 69.8% interest in Hamilton Morgan or buy the minority interest from Hamilton Morgan's other major investor, Robert Haft, Chairman and Chief Executive Officer of Phar-Mor. The Corporation and Mr. Haft are currently in negotiations. The shares of Phar-Mor owned directly by the Corporation are not involved in this transaction.


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1997 COMPARED
TO YEAR ENDED MARCH 31, 1996


Operating Loss

Revenues from real estate operations increased $2.1 million to $12.5 million for the year ended March 31, 1997, compared to $10.4 million for the year ended March 31, 1996. The increase was the result of increased hotel revenues principally related to revenues from a hotel operating lease purchased late in fiscal 1996 and the completion of renovations at certain sites, partially offset by the sale of several properties during the year. Revenues in future years will be adversely affected by the sales.

Operating costs decreased $2.6 million to $14.9 million for the year ended March 31, 1997 compared to $17.5 million for the year ended March 31, 1996. The decrease was primarily the result of the reduction in certain costs following the disposition of FoxMeyer. The decrease was partially offset by increases in operating expenses related to the increased revenues from real estate operations as described above.

Other Income, Net

Other income decreased $2.6 million to $19.2 million for the year ended March 31, 1997 compared to $21.8 million for the year ended March 31, 1996. In fiscal 1997, the Corporation recognized a gain of $34.0 million from the sale of FoxMeyer Canada and $7.3 million from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of its investment in Phar-Mor of $13.4 million, the write-off of the Corporation's investment in Ben Franklin of $2.0 million and $6.7 million in other losses primarily from marketable securities. In fiscal 1996, the Corporation realized gains of $19.6 million on the settlement of certain unresolved issues related to the fiscal 1992 sale of The Permian Corporation and other contingencies. In addition, the Corporation recorded a write-down of $3.4 million in the value of the Corporation's investment in Ben Franklin to its market value and $5.6 million in other gains primarily from marketable securities and the early collection of real estate notes receivable.

Net Financing Costs

Net financing costs increased $1.1 million to $4.7 million for the year ended March 31, 1997, compared to $3.6 million for the year ended March 31, 1996. Interest income decreased $1.1 million primarily as a result of the early collection of certain real estate notes receivable in fiscal 1996 and early fiscal 1997. Interest expense was $6.4 million for both years. Interest related to real estate operations increased $1.0 million due principally to additional borrowings during the year in partnerships that were not sold offset by a reduction in connection with the retirement of the Corporation's revolving credit facility in August 1996.

National Steel Corporation Results

The net preferred income for National Steel Corporation ("NSC") was $9.6 million for the year ended March 31, 1997, compared to $3.3 million for the prior period. The increase was primarily due to a decrease in the expense related to the Weirton pension obligation for the year ended March 31, 1997.

Equity in Income (Loss) of Affiliates

The equity in the loss of affiliates increased $1.0 million to a loss of $5.2 million for the year ended March 31, 1997 compared to a loss of $4.2 million in the prior fiscal year. The Corporation's equity in Phar-Mor was $6.3 million lower than in the prior fiscal year as a result of Phar-Mor losses and losses related to the write-down of the investment in Phar-Mor in fiscal 1997. This was substantially offset by the decrease in the equity loss associated with Ben Franklin and FoxMeyer Canada. As a result of the write-off of the investment in Ben Franklin in fiscal 1997, no equity loss in Ben Franklin was recorded in fiscal 1997 compared to an equity loss of $5.0 million in fiscal 1996.

Income Taxes

The Corporation recorded an income tax provision of $29.9 million for the year ended March 31, 1997 compared to $3.0 million for the year ended March 31, 1996. The provision for fiscal 1997 was primarily due to an increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing. The slightly lower than statutory effective income tax rate in fiscal 1996 was primarily due to permanent differences between book and tax income partially offset by an increase in the deferred tax asset valuation allowance.

Minority Interest in Results of Operations of Consolidated Subsidiaries

The minority interest in the net loss of consolidated subsidiaries was $1.1 million for the year ended March 31, 1997 compared to a minority interest in net income of $2.1 million for the year ended March 31, 1996. The minority interest related to real estate partnerships and the Corporation's investment in Hamilton Morgan. The decrease was primarily due to the decrease in income of Hamilton Morgan as a result of lower earnings from its equity investment in Phar-Mor as discussed above.

Discontinued Operations

The loss from discontinued operations for fiscal 1997 was $21.1 million compared to $61.7 million in fiscal 1996. Both years reflect the loss from the discontinued operations of FoxMeyer and USHDI. The current year loss primarily represented FoxMeyer's operating loss to June 30, 1996, the effective date for treating FoxMeyer as a discontinued operation. The fiscal 1996 loss was primarily the result of certain significant charges recorded by FoxMeyer related to the write-down of assets, facility closings, employee severance, the implementation of new systems and the opening of a new distribution facility.

The loss on disposal of discontinued operations was $246.1 million in the current fiscal year compared to $7.1 million for the prior fiscal year. The loss on disposal in the current year represented losses related to discontinuing the operations of FoxMeyer and USHDI partially offset by the gain on the sale of the pharmacy benefit management operations. In the prior year, the loss represented the estimated loss from disposal of FoxMeyer's managed care and information service operations.

Preferred Stock Dividends

Preferred stock dividends were $19.1 million for the year ended March 31, 1997, compared to $21.1 million for the year ended March 31, 1996. The decrease of $2.0 million was primarily due to the payment of incremental dividends-in-kind on the outstanding Series A Preferred Stock during the first two quarters of fiscal 1997. The amount of the dividends-in-kind charged against operations was based on the market value of the Series A Preferred Stock when the dividends were paid which had decreased compared to the prior fiscal year. The decrease was partially offset in the last two quarters of fiscal 1997 when the dividends were based on the cash payments due. In addition, the number of shares of both series of preferred stock decreased due to share repurchases.



RESULTS OF OPERATIONS
YEAR ENDED MARCH 31 , 1996 COMPARED
TO YEAR ENDED MARCH 31, 1995


Operating Loss

Revenues from real estate operations increased $6.2 million to $10.4 million for the year ended March 31, 1996, compared to $4.2 million for the year ended March 31, 1995. The increase was the result of increased hotel revenues, including increases related to the acquisition of new properties, the completion of renovations at certain sites, additional revenues from a hotel operating lease purchased in fiscal 1996 and the reclassification of a hotel held for sale to operating status in fiscal 1996.

Operating costs increased $3.2 million to $17.5 million for the year ended March 31, 1996 compared to $14.3 million for the year ended March 31, 1995. The increase was primarily a result of additional operating expenses related to the increased revenues from real estate operations as described above.

Other Income, Net

Other income decreased $25.6 million to $21.8 million for the year ended March 31, 1996 compared to $47.4 million for the year ended March 31, 1995. In fiscal 1996, the Corporation realized gains of $19.6 million on the settlement of certain unresolved issues related to the fiscal 1992 sale of The Permian Corporation and other contingencies. In addition, the Corporation recorded a write-down of $3.4 million in the value of the Corporation's investment in Ben Franklin to its market value and $5.6 million in other gains primarily from marketable securities and the early collection of real estate notes receivable. In fiscal 1995, the Corporation recognized contingent fee income of $35.8 million from a fiscal 1990 asset sale and gains on marketable securities and real estate of approximately $11.6 million.

Net Financing Costs

Net financing costs increased $2.1 million to $3.6 million for the year ended March 31, 1996, compared to $1.5 million for the year ended March 31, 1995. Interest income decreased $0.6 million primarily as a result of the early collection of certain real estate notes receivable in late fiscal 1995 and fiscal 1996. Interest expense increased by $1.5 million to $6.4 million in fiscal 1996 compared to $4.9 million in fiscal 1995 primarily as a result of additional borrowings. The Corporation used these borrowings primarily to finance the investment in Hamilton Morgan and other investments.

National Steel Corporation Results

The net preferred income for NSC was $3.3 million for the year ended March 31, 1996 compared to $5.4 million for the prior period. An increase in the expense related to the Weirton pension obligation for the year ended March 31, 1996 was the primary reason for the $2.1 million decrease.

Equity in Income (Loss) of Affiliates

The equity in income (loss) of affiliates decreased $5.0 million from equity in income of $0.8 million in fiscal 1995 to a loss of $4.2 million in fiscal 1996. The decrease was due primarily to the decrease in operating income of Ben Franklin of $6.0 million and additional losses from FoxMeyer Canada's operations of $1.2 million, partially offset by $2.2 million in income from Phar-Mor and a real estate joint venture.

Income Taxes

The Corporation recorded an income tax provision of $3.0 million for the year ended March 31, 1996 compared to a provision of $0.3 million for the year ended March 31, 1995. The slightly lower than statutory effective income tax rate in fiscal 1996 was primarily due to permanent differences between book and tax income partially offset by an increase in the deferred tax asset valuation allowance. The prior period provision was lower than the statutory effective income tax rate primarily as a result of a reduction in the deferred tax asset valuation allowance.

Minority Interest in Results of Operations of Consolidated Subsidiaries

The minority interest in the net income of consolidated subsidiaries was $2.1 million for the year ended March 31, 1996 compared to $2.3 million for the year ended March 31, 1995. The minority interest in fiscal 1996 related to real estate partnerships and Hamilton Morgan. In fiscal 1995, the minority interest related to real estate partnerships.

Discontinued Operations

The loss from discontinued operations for fiscal 1996 was $61.7 million compared to a $2.2 million gain for fiscal 1995. Both years reflect the results of the discontinued operations of FoxMeyer and USHDI. The loss in fiscal 1996 was primarily the result of certain significant charges recorded by FoxMeyer related to the write-down of assets, facility closings, employee severance, the implementation of new systems and the opening of a new distribution facility. The loss on disposal of discontinued operations of $7.1 million in fiscal 1996 represented the estimated loss on disposal of FoxMeyer's managed care and information service operations.

Preferred Stock Dividends

Preferred stock dividends were $21.1 million for the year ended March 31, 1996 compared to $19.1 million for the year ended March 31, 1995. The increase of $2.0 million was primarily due to the payment of incremental dividends-in-kind on the outstanding Series A Preferred Stock.

                        LIQUIDITY AND CAPITAL RESOURCES

As of May 30, 1997, the Corporation had cash and short-term investments of approximately $4.4 million, excluding cash and short-term investments in real estate limited partnerships and $33.1 million in restricted cash resulting from the sale of FoxMeyer Canada. The restrictions on these funds are described below. In addition, the Corporation had borrowed $14.9 million under a secured loan (the "Hamilton Facility").

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

Beginning with the quarterly payments due January 15, 1997, the Corporation has not declared any cash dividend payments on its Series A preferred stock or its convertible preferred stock. If the Corporation does not pay dividends on its preferred stock for six consecutive quarters, the preferred shareholders would have the ability to elect a specified number of members to the Board of Directors.

The Hamilton Facility includes certain restrictive covenants, including a restriction on the payment of dividends on the common stock of the Corporation. The Corporation had a collateral base deficiency of approximately $1.2 million at March 31, 1997, in connection with the Hamilton Facility. In June 1997, the collateral base deficiency no longer existed.

On December 19, 1996, the Corporation announced that it had exercised its option to either sell its 69.8% interest in Hamilton Morgan or buy the minority interest from Hamilton Morgan's other major investor, Robert Haft, Chairman and Chief Executive Officer of Phar-Mor. The Corporation and Mr. Haft are currently in negotiations. The shares of Phar-Mor owned directly by the Corporation are not involved in this transaction.

The Corporation received a dividend from FoxMeyer on June 19, 1996, consisting of assets unrelated to FoxMeyer's core distribution business, including assets of FoxMeyer's pharmacy benefit management operations; USHDI; FoxMeyer's investment in Phar-Mor (equal to a 7.8% interest in Phar-Mor's common stock outstanding), FoxMeyer Canada and other marketable securities; and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation. In connection with FoxMeyer's bankruptcy filing, the Official Committee of Unsecured Creditors, which was subsequently replaced by a Chapter 7 trustee (the "Trustee"), has contested the dividend payment and has demanded return of the assets or their fair market value. The Trustee has valued the property conveyed at $198 million.

On March 5, 1997, the Bankruptcy Court for the District of Delaware (the "Court") entered an Agreed Preliminary Injunction Order (the "Order") which enjoins the Corporation from transferring, selling, or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19th dividend without the consent of the Trustee or approval of the Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Trustee and either obtains the Trustee's consent or Court approval. The Order requires the funds from the sale of FoxMeyer Canada be held in a separate account subject to the restrictions of the Order.

The Order significantly impairs the liquidity of the Corporation and its ability to conduct business by restricting the use of the Corporation's assets. In addition to such liquidity concerns, should the Corporation lose the lawsuit, the outcome would raise doubts as to its ability to continue as a going concern. The Corporation believes the lawsuit is without merit and may seek to modify the Order and thereby remove any restrictions on the Corporation's use of its assets.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of this and other uncertainties.

The Corporation intends to continue to invest in real estate, make other investments and pursue the acquisition of an operating company once the lawsuit regarding the FoxMeyer dividend is settled and the Order removed. The Corporation will rely on cash on hand, the FoxMeyer Canada funds to the extent released, the sale of real estate or other investments, and any excess cash from its real estate operations to meet its future obligations. The Corporation will liquidate assets, to the extent necessary and as permitted by the Order, to meet its cash requirements. Because there can be no assurance as to the value of these assets, the ability of the Corporation to sell assets subject to the Order or the ability of the Corporation to timely liquidate these investments when funds are needed, the Corporation's future ability to meet its ongoing obligations is not assured.


                                     OTHER

The Corporation has approximately $2.9 million in reserves in connection with environmental claims primarily related to businesses that were disposed of or discontinued (see Note N to the consolidated financial statements). The Corporation paid approximately $0.5 million with respect to environmental claims and related legal fees during fiscal 1997. At March 31, 1997, the Corporation also has a remaining prepayment on potential environmental claims of $8.7 million that is held by NSC. Management presently believes that the remaining prepayment, along with proceeds from insurance policies, is adequate to cover all environmental claims which may arise from former NSC sites for which the Corporation has agreed to indemnify NSC (see Note G to the consolidated financial statements).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which is effective for periods ending after December 15, 1997. SFAS No. 128 does not have any impact on the financial results or financial condition of the Corporation, but will result in a change in the calculation of earnings per share. The effect of the changes for the three years ended March 31, 1997 is shown in Note A to the consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        Index to Financial Statements

                                                                                                           Page

Independent Auditors' Report                                                                                21


Consolidated Statements of Operations - For the Three Years Ended March 31, 1997                            22


Consolidated Balance Sheets  -  March 31, 1997 and 1996                                                     23


Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended March 31, 1997        24


Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 1997                            25


Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 1997                       26


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Avatex Corporation
     (formerly FoxMeyer Health Corporation)
Dallas, Texas


     We have audited the accompanying consolidated balance sheets of Avatex Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avatex Corporation and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note S to the financial statements, the Company's recurring losses from operations, pending litigation and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Dallas, Texas
June 27, 1997

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the years ended March 31,
(in thousands, except per share amounts)                                  1997         1996        1995
------------------------------------------------------------------------------------------------------------
REVENUES                                                              $    12,463  $   10,439    $   4,243
OPERATING COSTS
   Operating costs, including general and administrative costs             13,386      16,534       13,959
   Depreciation and amortization                                            1,468       1,034          376
------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                             (2,391)     (7,129)     (10,092)
OTHER INCOME, NET                                                          19,228      21,779       47,404
FINANCING COSTS
   Interest income                                                          1,678       2,822        3,417
   Interest expense                                                         6,416       6,391        4,868
------------------------------------------------------------------------------------------------------------
Financing costs, net                                                        4,738       3,569        1,451
------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
   CORPORATION, EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME
   TAX PROVISION AND MINORITY INTEREST                                     12,099      11,081       35,861
National Steel Corporation net preferred dividend income                    9,620       3,329        5,445
Equity in income (loss) of affiliates                                      (5,199)     (4,168)         778
------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   PROVISION AND MINORITY INTEREST                                         16,520      10,242       42,084
Income tax provision                                                       29,870       2,977          315
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST         (13,350)      7,265       41,769
Minority interest in results of operations of consolidated subsidiarie     (1,106)      2,117        2,322
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                              (12,244)      5,148       39,447
Discontinued operations
   Income (loss) from discontinued operations, net of tax                 (21,057)    (61,728)       2,167
   Loss on disposal of discontinued operations, net of tax               (246,055)     (7,081)          --
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        (279,356)    (63,661)      41,614
Preferred stock dividends                                                  19,081      21,108       19,096
------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                     $  (298,437) $  (84,769)   $  22,518
------------------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK
   Income (loss) from continuing operations                           $     (2.09) $    (0.93)   $    1.37
   Discontinued operations                                                 (17.81)      (4.02)        0.15
------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                                             $    (19.90) $    (4.95)   $    1.52
------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                14,997      17,115       14,827
------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,
(in thousands of dollars)                                                           1997              1996
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and short-term investments                                          $     7,173     $      26,987
      Restricted cash and investments                                               33,115                 -
      Receivables, principally trade, less allowance for possible losses
         of $539 in 1997 and $23,540 in 1996                                         3,059           291,750
      Inventories                                                                        -           632,269
      Net assets of discontinued operations held for sale                                -            16,527
      Other current assets                                                          15,293            43,632
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                58,640         1,011,165
INVESTMENT IN NATIONAL STEEL CORPORATION                                            44,961            44,099
INVESTMENTS IN AFFILIATES                                                           28,711            49,602
PROPERTY, PLANT AND EQUIPMENT                                                       19,414           216,604
      Less accumulated depreciation and amortization                                 1,024            73,749
------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                   18,390           142,855
OTHER ASSETS
      Goodwill, net of accumulated amortization of $53,245 in 1996                       -           207,935
      Other intangible assets, net of accumulated amortization of $154 in 1997
         and $9,991 in 1996                                                            910            12,554
      Deferred tax asset, net of valuation allowance                                     -            79,676
      Miscellaneous assets                                                           6,825            29,184
------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                   7,735           329,349
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $   158,437     $   1,577,070
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
      Accounts payable                                                         $     1,501     $    610,579
      Other accrued liabilities                                                      4,604           39,088
      Salaries, wages and employee benefits                                          3,148            9,919
      Income tax payable                                                                 -            2,468
      Deferred income tax payable                                                        -           43,917
      Long-term debt due within one year                                             2,969           28,793
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           12,222          734,764
LONG-TERM DEBT                                                                      27,482          403,831
OTHER LONG-TERM LIABILITIES                                                         35,985           38,646
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                       6,853           10,074
REDEEMABLE PREFERRED STOCK                                                         189,402          187,292
COMMITMENTS AND CONTINGENCIES                                                           -                 -
STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock $5.00 par value; authorized 50,000,000 shares, issued:
         13,805,988 shares in 1997 and 24,188,084 shares in 1996                    69,030          120,940
      Capital in excess of par value                                               119,092          209,613
      Minimum pension liability                                                    (73,531)         (64,634)
      Net unrealized holding loss on securities                                          -              (17)
      Retained earnings (deficit)                                                 (228,098)          70,431
------------------------------------------------------------------------------------------------------------
                                                                                  (113,507)         336,333
      Less: cost of common stock held in treasury - 7,520,882 shares in 1996             -          133,870
------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (113,507)         202,463
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $   158,437     $  1,577,070
------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                     AVATEX CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                           Net
                                                             Capital in                 unrealized
                                                             excess of     Minimum     holding gain     Retained
                                                    Common      par        pension      (loss) on       earnings     Treasury
(in thousands of dollars)                            stock     value      liability     securities      (deficit)     stock
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994                        $ 119,979    $ 207,281   $ (73,797)     $   (225)     $ 173,029   $ (201,512)
  Net income                                                                                              41,614
  Dividends declared - Convertible Preferred -
    $5.00 per share                                                                                       (4,510)
  Dividends declared - Series A Preferred -
    paid in additional stock                                                                             (13,200)
  Amortization of discount on Series A Preferred                                                          (1,386)
  Purchase of treasury stock                                                                                          (28,953)
  Treasury stock issued in FoxMeyer
    Corporation merger                                                                                   (10,148)      90,158
  Net unrealized holding gain on securities                                                 2,599
  Recognition of additional minimum
    pension liability                                                        (1,631)
  Stock options exercised                              857        1,829                                     (452)       2,616
  Other                                                                                                        2
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                          120,836      209,110     (75,428)        2,374        184,949     (137,691)
  Net loss                                                                                               (63,661)
  Dividend paid in Ben Franklin Retail Stores,Inc.
    common stock                                                                                         (29,709)
  Dividends declared - Convertible Preferred -
    $5.00 per share                                                                                       (4,061)
  Dividends declared - Series A Preferred -
    paid in additional stock                                                                             (15,319)
  Amortization of discount on Series A Preferred                                                          (1,728)
  Conversion of preferred stock                        104          434
  Net unrealized holding loss on securities                                                (2,391)
  Reduction in additional minimum
    pension liability                                                        10,794
  Stock options exercised                                            69                                                 3,821
  Other                                                                                                      (40)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                          120,940      209,613     (64,634)          (17)        70,431     (133,870)
  Net loss                                                                                              (279,356)
  Dividends declared - Convertible Preferred -
    $5.00 per share                                                                                       (1,771)
  Dividends declared - Series A Preferred -
    paid in additional stock                                                                              (4,354)
  Dividends in arrears on Convertible Preferred
    and Series A Preferred                                                                               (10,806)
  Amortization of discount on Series A Preferred                                                          (2,150)
  Purchase and cancellation of preferred stock                    6,355
  Purchase of treasury stock                                                                                          (16,726)
  Cancellation of treasury stock                   (51,910)     (96,807)                                              148,717
  Net unrealized holding gain on securities                                                    17
  Recognition of additional minimum
    pension liability                                                        (8,897)
  Stock options exercised                                           (69)                                    (130)       1,879
  Other                                                                                                       38
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                         $ 69,030    $ 119,092   $ (73,531)       $    -     $ (228,098)     $     -
--------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the years ended March 31,
(in thousands of dollars)                                                           1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $(279,356)     $   (63,661)     $    41,614
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES:
  Minority interest in results of operations of consolidated subsidiaries           (1,106)           2,117            2,322
  Equity in loss (income) of affiliates                                              5,199            4,168             (778)
  Depreciation and amortization                                                      1,468            1,034              376
  Net preferred income from National Steel Corporation                              (9,620)          (3,329)          (5,445)
  Loss on disposal of discontinued operations                                      246,055            7,081               --
  Gain on investments                                                              (21,141)          (6,951)         (10,707)
  Other non-cash charges (credits)                                                   2,167          (16,644)             402
  Deferred income tax provision                                                     29,836            2,938              315
  Depreciation and amortization,  provision for losses on accounts
    receivable and other items related to discontinued operations                   11,333           69,796           50,107
  Cash provided (used) by working capital items, net of acquisitions:
    Receivables                                                                     20,802          (55,314)        (109,856)
    Inventories                                                                     26,018          104,627         (197,873)
    Other assets and restricted cash                                               (37,146)            (160)           4,352
    Accounts payable and accrued liabilities                                       (14,687)          (8,803)         120,656
  Proceeds from accounts receivable financing program                               75,000               --           75,000
  Other                                                                                110             (182)          (1,165)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    54,932           36,717          (30,680)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction in cash from reclassification to discontinued operations
    or change to equity method of accounting                                       (24,366)          (9,108)              --
  Purchase of property, plant and equipment                                        (34,748)         (40,789)         (59,092)
  Purchase of investments                                                           (6,366)         (84,354)         (59,015)
  Proceeds from the sale of investments                                            104,355           33,178           55,954
  Acquisitions, net of cash acquired                                                    --           (6,215)         (16,104)
  Other                                                                                250              718            6,065
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    39,125         (106,570)         (72,192)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities                                     447,492        1,444,880        1,288,831
  Repayments under revolving credit facilities                                    (326,883)      (1,396,880)      (1,177,431)
  Proceeds from the issuance of long-term debt                                      14,520           23,603           13,406
  Debt repayments                                                                 (212,486)          (2,418)         (11,577)
  Debt issuance costs                                                               (8,140)          (1,055)            (720)
  Purchase of treasury stock                                                       (16,726)              --          (28,953)
  Purchase of preferred stock                                                       (8,845)          (4,236)          (4,400)
  Repurchase of common stock of subsidiaries                                            --               --             (182)
  Dividends paid on redeemable preferred stock                                      (2,697)          (4,180)          (4,620)
  Dividends paid to minority interests                                              (1,786)          (1,555)          (2,087)
  Exercise of stock options                                                          1,680            3,449            4,850
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  (113,871)          61,608           77,117
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                         (19,814)          (8,245)         (25,755)
  Cash and short-term investments, beginning of year                                26,987           35,232           60,987
-----------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                     $   7,173      $    26,987      $    35,232
-----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                  NOTES  TO  CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Years Ended March 31, 1997


NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS


DESCRIPTION OF BUSINESS: Avatex Corporation (formerly FoxMeyer Health Corporation) and its subsidiaries (the "Corporation") are primarily engaged in owning and operating hotels and office buildings. The Corporation also holds interests in other corporations and partnerships.

BASIS OF PRESENTATION: The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates. Estimates are adjusted when necessary to reflect actual experience.

The consolidated financial statements include the accounts of all majority-owned subsidiaries and partnerships in which the Corporation has a controlling interest. Investments in 20-50% owned companies or partnerships are accounted for on the equity basis.

The consolidated financial statements include the results of discontinued operations as discussed in Note B. The consolidated statements of operations for prior years have been reclassified to reflect the discontinued operations as well as the spin-off of a majority-owned subsidiary (see Note B). The consolidated balance sheet of the prior year has not been restated to reflect the discontinued operations. All significant intercompany balances and transactions have been eliminated. Certain other previously reported amounts have been reclassified to conform to current year presentations.

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in other instruments having a maturity of three months or less at the time of purchase and are recorded at cost. Use of approximately $33.1 million of cash and short-term investments is restricted, principally in connection with litigation that has been filed against the Corporation (see Note B).

INVENTORIES: All inventory amounts presented relate to discontinued operations. Inventories, consisting solely of finished goods, were valued at the lower of cost or market. Cost for a majority of inventory was determined by the last-in, first-out ("LIFO") cost method (see Note E). Cost for the remainder of the inventory was determined by the first-in, first-out ("FIFO") cost method of inventory accounting.

INVESTMENTS: The Corporation's investments in debt and equity securities have been classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at the acquisition date and reviewed periodically. The unrealized gains or losses, resulting from the difference in the fair value and the cost of securities, for securities available for sale are shown as a component of stockholders' equity, and for trading securities are reported in the results of operations. The Corporation periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Note F.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES: Minority interest in results of operations of consolidated subsidiaries primarily represents the minority shareholders' or partners' proportionate share of the net income of various consolidated subsidiaries (see Note B). The minority interest in the consolidated balance sheets reflects the proportionate interest in the equity of consolidated subsidiaries.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Differences between amounts received and the net carrying values of properties retired or disposed of are included in results of operations. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 5 to 40 years for buildings and building improvements, 3 to 10 years for equipment and furniture and 3 to 7 years for software. Amortization of leasehold improvements is included in depreciation and amortization and is based on the lesser of the minimum term of the lease or the asset's estimated useful life of 5 to 20 years. Depreciation for income tax purposes is computed using both the straight-line and accelerated methods. Software costs include certain capitalized expenses related to implementation of purchased software and the internal development of software.

Property, plant and equipment consists of the following (in thousands of dollars):


                                           March 31,
                                       1997        1996
---------------------------------------------------------
Land                                 $ 5,804    $  7,133
Buildings and building improvements    8,967      48,860
Leasehold improvements                    28      21,935
Equipment and furniture                  720      85,895
Software                                   -      19,500
Construction in progress               3,895      33,281
---------------------------------------------------------
                                     $19,414    $216,604
=========================================================


INTANGIBLE ASSETS: Intangible assets consist principally of goodwill, customers lists and the purchase of a hotel operating lease. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired, is amortized using the straight-line method over the period of expected benefit of 15 to 40 years. Customer lists and other intangibles are amortized using the straight-line method over the period of benefit, but in no instance exceeding 20 years.

The Corporation periodically reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset.

SELF-INSURANCE PROGRAMS: During a portion of 1997 and in prior years, the Corporation was self-insured for various levels of general liability, automobile, workers' compensation and employee medical coverage. Provisions for claims under the self-insurance programs were actuarially determined for both claims reported and for claims incurred but not reported after consideration of excess loss insurance coverage limits.

REVENUE RECOGNITION:   Revenues, consisting of receipts from hotel and related
operations as well as lease income from office rentals, are recorded when earned. No one customer accounted for over 10% of revenues. All real estate operations are located in the Washington D.C. and surrounding area.

CONTINGENT FEE INCOME: As part of the consideration for a 1990 sale of certain assets, a subsidiary of the Corporation obtained the right to receive 10 annual contingent payments. In 1995, the Corporation received and otherwise settled its right to these future contingent payments and accordingly recognized $35.8 million of contingent fee income which was included in "Other income."

INCOME TAXES: Deferred tax assets and liabilities are established for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect. A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

STOCK-BASED COMPENSATION: Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" became effective for years beginning after December 15, 1995. As permitted by SFAS No. 123, the Corporation will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and has adopted only the disclosure requirements of SFAS No. 123 beginning in fiscal 1997. Accordingly, no compensation costs have been recognized in connection with the Corporation's stock option plans (see Note J ).

EARNINGS (LOSS) PER SHARE: Earnings (loss) per share of common stock is based on earnings (loss) after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted earnings per share is not presented as it is substantially the same as primary earnings per share or is anti-dilutive, as applicable. In February 1997, SFAS No. 128 "Earnings per Share" was issued. SFAS No. 128 modifies the presentation of earnings per share under generally accepted accounting principles requiring a presentation of "basic" and "diluted" earnings per share effective for periods ending after December 15, 1997. Pro forma earnings per share amounts calculated using SFAS No. 128 are as follows:

                                                      For the years ended March 31,
                                                       1997        1996        1995
--------------------------------------------------------------------------------------
Earnings (loss) per share as reported
     Income (loss) from continuing operations         $ (2.09)     $(0.93)       $1.37
     Discontinued operations                           (17.81)      (4.02)        0.15
     Net income (loss)                                 (19.90)      (4.95)        1.52

Pro Forma earnings (loss) per share
  Basic
     Income (loss) from continuing operations           (2.10)      (0.96)        1.38
     Discontinued operations                           (17.89)      (4.17)        0.15
     Net income (loss)                                 (19.99)      (5.13)        1.53
  Diluted
     Income (loss) from continuing operations           (2.10)      (0.96)        1.37
     Discontinued operations                           (17.89)      (4.17)        0.15
     Net income (loss)                                 (19.99)      (5.13)        1.52
=======================================================================================


NOTE B - ACQUISITIONS AND DISPOSITIONS

FOXMEYER CORPORATION

In 1997, the Board of Directors of the Corporation approved a plan to divest its drug distribution subsidiary, FoxMeyer Drug Company ("FoxMeyer Drug"), the primary operating unit of the Corporation. Therefore, the subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), were treated as a discontinued operation as of the measurement date of June 30, 1996. The Corporation recognized a loss from discontinued operations of FoxMeyer of $17.5 million, net of taxes, for the three months ended June 30, 1996. In addition, the Corporation recognized a loss of $254.5 million from the write-off of its investment in FoxMeyer. Prior year results of operations have been reclassified to reflect FoxMeyer as a discontinued operation. Revenues included in results of discontinued operations were $1.4 billion for the three months ended June 30, 1996 and $5.5 billion and $4.8 billion for the years ended March 31, 1996 and 1995, respectively. The loss from discontinued operations was net of applicable income tax benefit of $4.6 million in 1997 and $28.9 million for the year ended March 31, 1996, and a tax provision of $2.2 million for the year ended March 31, 1995.

Commencing in mid-July 1996, a group of FoxMeyer Drug's most significant vendors began reducing their credit lines. Despite positive cash flow projections, the liquidity offered by a new credit facility and FoxMeyer Drug's history of timely debt payments, the group of vendors eliminated approximately $100 million of liquidity from FoxMeyer Drug's operations over a forty-five day period by shortening repayment terms or requiring prepayment for inventory purchases. In addition, during July and August 1996, FoxMeyer Drug made certain prepayments to its suppliers for shipments of critical orders where, after receiving payment, the vendors refused to release the product. In August 1996, FoxMeyer Drug met with certain key vendors requesting a reinstatement of credit lines to previous levels, however, an agreement could not be reached. As a result of these events, FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on August 27, 1996. On

November 8, 1996, the U.S. Bankruptcy Court for the District of Delaware (the "Court") approved a sale of the principal assets of FoxMeyer and FoxMeyer Drug to McKesson Corporation ("McKesson"). On March 18, 1997, the Chapter 11 cases were converted into Chapter 7 liquidation cases.

In connection with McKesson's purchase of FoxMeyer's and FoxMeyer Drug's assets, McKesson paid approximately $23 million in cash to debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Corporation received no proceeds from the sale of FoxMeyer's and FoxMeyer Drug's assets to McKesson.

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

BEN FRANKLIN RETAIL STORES, INC.

On September 29, 1995, each shareholder of record of the Corporation received one share of Ben Franklin Retail Stores, Inc.'s ("Ben Franklin") common stock for every six shares of the Corporation's common stock. The dividend of Ben Franklin common stock resulted in a charge of $29.7 million to stockholders' equity. The amount of the dividend was based on the book value of the shares at the time of the distribution. As a result of the distribution, the Corporation's ownership in Ben Franklin decreased from 67.7% to 17.4%.

Subsequent to the distribution, the Corporation accounted for Ben Franklin on an equity basis. Results of operations for 1995 were reclassified to reflect Ben Franklin's results on an equity basis. The consolidated balance sheet at March 31, 1996 includes the Corporation's equity investment in Ben Franklin in "Investments in affiliates". The carrying value of Ben Franklin was reduced by $3.4 million in 1996 to recognize an impairment of the value of the investment.

The Corporation wrote off the remaining book value of its investment in Ben Franklin of approximately $2.0 million at June 30, 1996. The write-off resulted from the Chapter 11 bankruptcy filing by Ben Franklin on July 26, 1996.

OTHER DISCONTINUED OPERATIONS

In July 1995, the Corporation adopted a plan to dispose of certain of its managed care and information service operations and recognized a $0.5 million after-tax loss from discontinued operations and a $7.1 million after-tax loss on the disposal of these discontinued operations. The $7.1 million after-tax loss was based on management's best estimate at the time of the amounts of future operating losses and proceeds to be realized on the sale or other disposition of the discontinued operations. At March 31, 1996, the Corporation had completed the sale of two of the three operations. The net book value of those assets and liabilities which were not sold was reflected on the consolidated balance sheet at March 31, 1996 as "Net assets of discontinued operations held for sale". On August 2, 1996, the remaining operation was sold for $30.5 million with an additional $2.5 million due in one year. The additional payment may increase to a maximum of $5.0 million based on certain criteria. The August 1996 transaction resulted in a gain on disposal of discontinued operations of approximately $13.3 million.

In April 1997, the Corporation adopted a plan to dispose of its medical claims processing operation. As a result, a $3.6 million loss from discontinued operations was recognized to the measurement date of March 31, 1997. The Corporation has also recorded a $4.9 million loss on disposal of discontinued operations. The $4.9 million loss was based on management's best estimate of the amounts of future operating losses and proceeds to be realized on the sale or other disposition of this operation.

Sales for the three years ended March 31, 1997 for these discontinued operations were $1.5 million, $15.7 million and $16.6 million, respectively. The loss from discontinued operations was net of tax benefits of $0.3 million, $2.4 million and $1.1 million, respectively, for the three years ended March 31, 1997.

PHAR-MOR, INC.

In September 1995, the Corporation acquired a 69.8% interest in Hamilton Morgan LLC, a Delaware limited liability company ("Hamilton Morgan"). The acquisition of Hamilton Morgan was accounted for using the purchase method of accounting resulting in goodwill of approximately $7.8 million. Hamilton Morgan subsequently acquired an approximate 30.9% common stock interest in Phar-Mor, Inc. ("Phar-Mor"), which operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products and other general merchandise and grocery items. The Corporation directly owns common stock of Phar-Mor representing an additional 7.8% interest and warrants that if converted into common stock would result in an approximate 0.8% increase in ownership.

The total common stock investment held by the Corporation is approximately 38.7% of Phar-Mor's common stock outstanding (29.4% net of the minority interest in Hamilton Morgan). The Corporation accounts for its investment in Phar-Mor on an equity basis. At March 31, 1997, the Corporation determined that there was a decline in the value of its investment in Phar-Mor that was other than temporary and recorded a charge to earnings of $13.6 million (net of minority interest) including the write-off of the goodwill related to the acquisition of Hamilton Morgan. The reduction in value was based on management's best estimate of the fair value of its investment in Phar-Mor at March 31, 1997. The carrying value of the investment in Phar-Mor after the impairment charge was approximately $28.2 million (market value $23.9 million at March 31, 1997).

On December 19, 1996, the Corporation announced that it had exercised its option to either sell its 69.8% interest in Hamilton Morgan or buy the minority interest from Hamilton Morgan's other major investor, Robert Haft, Chairman and Chief Executive Officer of Phar-Mor. The Corporation and Mr. Haft are currently in negotiations. The shares of Phar-Mor owned directly by the Corporation are not involved in this transaction.

Summarized financial information for Phar-Mor was as follows for the periods from September 1995, the acquisition date (the date Phar-Mor emerged from bankruptcy), to March 31, 1997 (in thousands of dollars):


                                             52 Weeks Ended    30 Weeks Ended
Condensed Statements of Operations           March 29, 1997    March 30, 1996
-----------------------------------------------------------------------------
Net sales                                      $1,084,325         $609,486
Gross profit                                      190,613          107,628
Operating earnings                                  4,901           11,632
Net income (loss)                                  (5,378)           5,210
=============================================================================

                                                 March 29,        March 30,
Condensed Balance Sheets                           1997             1996
-----------------------------------------------------------------------------
Current assets                                 $  270,883         $293,765
Property and equipment                             72,366           67,252
Other assets                                       13,391           10,526
-----------------------------------------------------------------------------
Total assets                                   $  356,640         $371,543
-----------------------------------------------------------------------------

Current liabilities                            $  104,043         $104,850
Long-term obligations                             163,258          171,979
Stockholders' equity                               89,339           94,714
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity     $  356,640         $371,543
=============================================================================

DEVELOPMENT

Certain subsidiaries of the Corporation (collectively, "Development") are controlling general partners in various real estate limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. These partnerships have been consolidated in the accompanying financial statements. Additionally, Development is a less than 50% general partner or a limited partner in other real estate partnerships which are generally accounted for using the equity method. Development's partnerships are generally obligated to return Development's initial investment together with a preferred rate of return on the undistributed investment before other partners may receive distributions. Such preferred returns are accounted for as liquidating dividends. Development invested, before dividends and return of capital, approximately $4.0 million in 1997, $5.9 million in 1996 and $5.5 million in 1995 in various real estate partnerships.

During 1997, the Corporation sold its ownership interest in certain real estate limited partnerships for $9.9 million. The transactions resulted in a gain of approximately $6.0 million which was included in "Other income" in the consolidated statements of operations.

FOXMEYER CANADA INC.

On October 7, 1996, the Corporation sold all of its interest in FoxMeyer Canada Inc. ("FoxMeyer Canada"). The net proceeds from the sale were $37.4 million. In connection with the sale, the Corporation recognized a gain of approximately $34.0 million in the third quarter of 1997. Such gain was included in "Other income" in the consolidated statements of operations. FoxMeyer Canada was a 39% owned affiliate of the Corporation at the time of its sale and was accounted for on an equity basis.

The Corporation's direct interest in FoxMeyer Canada was received as a dividend from FoxMeyer on June 19, 1996. As explained in Note N, use of all but $5.0 million of the proceeds received is restricted under an "Agreed Preliminary Injunction Order". The restricted funds are included in "Restricted cash and investments" in the consolidated balance sheet.



NOTE C - ACCOUNTS RECEIVABLE FINANCING

During 1997 and 1996, the Corporation, through FoxMeyer, participated in various accounts receivable financing programs under which FoxMeyer sold a percentage ownership interest in a defined pool of its trade accounts receivable with limited recourse. The total availability under the program ranged from $200.0 million to $300.0 million. During 1997, concurrent with the bankruptcy filing of FoxMeyer, this financing was terminated.



NOTE D - OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Corporation does not believe that its trade receivables represent a concentration of credit risk. The accounts receivable valuation allowance of $0.5 million at March 31, 1997 represents management's best estimate of potential credit losses. Actual credit losses may differ from these estimated amounts. Generally, the Corporation requires no collateral from its customers. In addition, temporary cash investments may also subject the Corporation to a concentration of credit risk. The Corporation places its temporary cash investments primarily with major financial institutions and diversified money market mutual funds.



NOTE E - INVENTORIES

Inventories at March 31, 1996 were entirely related to FoxMeyer's operations. A portion of the inventory was valued by the LIFO cost method and totaled $547.5 million at March 31, 1996. If the FIFO cost method had been used, inventories would have been $56.8 million higher than the amount reported in the consolidated balance sheet at March 31, 1996. In addition, liquidation of LIFO inventories carried at lower costs prevailing in prior years, compared with the current cost of purchases, had the effect of reducing the net loss from discontinued operations in 1996 by $0.1 million.

NOTE F - INVESTMENTS IN MARKETABLE SECURITIES

The Corporation's investments in debt securities are classified as "available for sale" and equity securities are classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities are as follows (in thousands of dollars):


                                                                March 31,
                                                              1997     1996
     -----------------------------------------------------------------------

     Carrying value                                         $   --     $877
     Unrealized gains                                           --       --
     Unrealized losses                                          --       --
     =======================================================================


The gross proceeds and realized gain and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities are as follows (in thousands of dollars):



                                                             For the years ended March 31,
                                                             1997         1996         1995
     ------------------------------------------------------------------------------------------
     Available for sale securities:
       Proceeds from sales                                 $     6      $ 13,523      $39,700
       Realized gains                                           --         1,103        8,077
       Realized losses                                         871           892          148
       Net change in unrealized holding gains (losses)          17        (2,391)       2,599
     Trading securities:
       Net change in unrealized gains (losses)              (6,552)        1,952           --
     ==========================================================================================


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



NOTE G - INVESTMENT IN NATIONAL STEEL CORPORATION

In January 1984, the Corporation, through its then wholly-owned subsidiary National Steel Corporation ("NSC"), sold substantially all of the assets of the Weirton Steel Division ("Weirton") to Weirton Steel Corporation. In connection with the sale, NSC retained certain liabilities arising out of the operation of Weirton prior to May 1, 1983, including certain environmental liabilities, a note payable to the NSC pension trust (the "NSC Note") and employee benefits for Weirton employees, which consisted principally of pension benefits for active employees based on service prior to May 1, 1983, and pension, life and health insurance benefits for retired employees (the "Weirton Liabilities"). As a result of transactions which occurred in August 1984 and June 1990, the Corporation sold all but 13% of its common stock investment in NSC to NKK Corporation ("NKK"). As part of the 1984 transaction, the Corporation agreed to provide NSC sufficient funds for payment of and to indemnify NSC against all Weirton Liabilities and for certain environmental liabilities related to the former operations of NSC. As part of the 1990 transaction, the Corporation received newly issued NSC redeemable Series B preferred stock (the "NSC Preferred Stock") and $146.6 million in cash. The cash was transferred to NSC in exchange for NSC releasing the Corporation from an equivalent amount of its indemnification liability with respect to the Weirton Liabilities (the "Released Liabilities"). The NSC Preferred Stock was valued at fair market value at the date of the transaction, with the resulting premium in excess of the minimum redemption value being amortized on an effective yield basis over the life of the NSC Preferred Stock.

Under the terms of the Stock Purchase and Recapitalization Agreement (the "NSC Agreement") between the Corporation, NKK and NSC related to the June 1990 transaction, the Corporation has committed that all NSC

Preferred Stock dividends and redemption amounts are to be used to satisfy the Weirton Liabilities, excluding the Released Liabilities (the "Remaining Liabilities"), before any funds are available to the Corporation for general corporate purposes. The NSC Agreement further provides for an independent actuarial valuation of the Weirton Liabilities that relate to employee benefits if prior to or coincident with full redemption of the NSC Preferred Stock, the pension-related Weirton Liabilities are determined to be fully funded. The amount of any adjustment to the Weirton Liabilities, as determined by the independent actuary, will increase or decrease the proceeds available to the Corporation from the redemption of the NSC Preferred Stock. The Remaining Liabilities have been presented in the Corporation's consolidated balance sheets as a reduction in the carrying value of the NSC Preferred Stock due to the requirement that the dividend and redemption payments thereon first be used to offset these obligations. At March 31, 1997, there were $19.0 million of Remaining Liabilities, including a $0.7 million net pension liability, the NSC Note of $17.9 million and $0.4 million for other benefit obligations, offset against the carrying value of the NSC Preferred Stock. At March 31, 1996, there were $20.9 million of Remaining Liabilities offset against the carrying value of the NSC Preferred Stock.

Additionally, the Corporation has reflected its dividend income from the NSC Preferred Stock, interest accretion and pension charges on the Remaining Liabilities and premium amortization of the NSC Preferred Stock as a single net amount in its consolidated statements of operations due to the requirement that dividends and redemption payments on the NSC Preferred Stock be used first to fund the Remaining Liabilities.

In connection with a January 1994 disposition of its remaining investment in NSC common stock, the Corporation was required to pay to NSC $10.0 million as a prepayment for potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC. If NSC does not expend the $10.0 million by certain dates (up to 20 years after the receipt of such funds by NSC), the balance in the fund will be paid by NSC to the Corporation. The Corporation continues to be obligated to indemnify NSC for all other liabilities for which the Corporation had previously agreed to indemnify NSC, including any environmental liabilities exceeding the $10.0 million prepayment. NSC is currently paying 11.0% interest on the balance in the fund. At March 31, 1997, the prepayment balance was approximately $8.7 million.

Without the Corporation's consent, NSC cannot, prior to 1998, exercise its option to redeem the Corporation's shares of NSC Preferred Stock that are subject to mandatory redemption in August 2000. The minimum redemption value of the NSC Preferred Stock is $58.3 million.

As described above, the Corporation has agreed to provide NSC with sufficient funds for the payment and discharge of the Weirton pension benefits for active and retired employees based on service with Weirton prior to May 1, 1983. These employee benefits are provided pursuant to the Weirton Retirement Program sponsored by NSC. The obligation of the Corporation relating to the Weirton Retirement Program is a contractual obligation, and the Corporation does not sponsor, maintain or administer the Weirton Retirement Program or the Weirton Pension Trust.

Pension cost for the Corporation's obligation relating to the Weirton Retirement Program for the three years ended March 31, 1997, determined by assuming an expected long-term rate of return on plan assets of 9.5%, were as follows (in thousands of dollars):



                                                           For the years ended March 31,
                                                          1997         1996         1995
     ---------------------------------------------------------------------------------------
     Net periodic pension cost for the Weirton
       Retirement Program:
     Service cost - benefits earned for the year       $    157      $    139      $    177
     Interest cost on projected benefit obligation       35,840        38,586        38,273
     Return on plan assets                              (36,364)      (75,827)      (28,140)
     Net amortization and deferral                       (3,876)       39,187       (10,751)
     ----------------------------------------------------------------------------------------
     Net periodic pension cost (income)                $ (4,243)     $  2,085      $   (441)
     ========================================================================================

The funded status of the Weirton Retirement Program and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1997 and 1996, utilizing a discount rate of 7.75% in 1997 and in 1996 are set forth in the table below (in thousands of dollars):


                                                                       March 31,
                                                                  1997           1996
     ------------------------------------------------------------------------------------
     Accumulated benefit obligation including vested
       benefits of $457,112 and $471,921 in 1997 and 1996,
       respectively                                            $ 473,984      $ 489,843
     Projected benefit obligation                                473,984        489,843
     Plan assets at fair market value                            473,314        488,627
     -----------------------------------------------------------------------------------
     Projected benefit obligation in excess of plan assets           670          1,216
     Unrecognized transition asset                                 5,602          6,504
     Unrecognized net loss                                       (79,133)       (71,138)
     Adjustment required to recognize minimum liability           73,531         64,634
     -----------------------------------------------------------------------------------
     Accrued pension cost                                      $     670      $   1,216
     ===================================================================================


At March 31, 1997, the assets of the Weirton Pension Trust available to service these obligations were comprised of approximately 67% bonds, 28% stocks and 5% other.



NOTE H - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):


                                                           March 31,
                                                      1997         1996
     ---------------------------------------------------------------------
     Secured loan                                  $ 14,900     $ 20,000
     Revolving credit facility                           --       15,000
     Development notes with various maturities       15,551       17,737
     FoxMeyer indebtedness                               --      379,887
     ---------------------------------------------------------------------
                                                     30,451      432,624
     Long-term debt due within one year               2,969       28,793
     ---------------------------------------------------------------------
     Total                                         $ 27,482     $403,831
     =====================================================================


To fund the Corporation's purchase of a majority interest in Hamilton Morgan (see Note B), the Corporation entered into a $20.0 million secured loan with a bank (the "Hamilton Facility"). The Hamilton Facility has a current balance of $14.9 million, matures September 6, 1998, requires a principal payment of $2.5 million on September 6, 1997 and bears interest at the prime rate plus 1% or a Euro-dollar rate (as defined) plus 2.75%. The Hamilton Facility is collateralized by the Corporation's interest in Phar-Mor common stock held by Hamilton Morgan and other marketable securities. The Hamilton Facility also includes certain restrictive covenants, including a restriction on the payment of dividends on the common stock of the Corporation. The Corporation had a collateral base deficiency of approximately $1.2 million at March 31, 1997.
As of June 1997, the collateral base deficiency no longer exists.

The Corporation had a $15.0 million revolving credit facility outstanding at March 31, 1996 which was retired on August 2, 1996.

The FoxMeyer debt included senior notes, a revolving credit facility, industrial development revenue bonds and other notes and mortgages, and were either wholly or partially repaid in 1997, assumed by McKesson or terminated in connection with the 1997 FoxMeyer bankruptcy filing (see Note B).

The limited partnerships controlled by Development and included in the consolidated financial statements have incurred certain indebtedness in connection with the acquisition of real estate and other assets (the "Development Notes"). Such indebtedness is typically non-recourse and secured solely by the underlying assets. The

Development Notes bear interest at fixed rates of from 7.0% to 10.2%, and some loans have balloon payments at the end of their term.

Maturity and approximate sinking fund requirements on all long-term debt of the Corporation by fiscal year are as follows: $3.0 million in 1998; $15.2 million in 1999; $0.4 million in 2000; $0.3 million in 2001; $0.3 million in 2002 and $11.3 million thereafter.



NOTE I - CAPITAL STOCK

COMMON STOCK SHARE REPURCHASE: Under various share repurchase programs approved by the Corporation's Board of Directors, 4,704,100 shares of common stock were purchased by the Corporation during the three years ended March 31, 1997 including 2,966,800 shares repurchased during 1997 at a cost of $16.7 million. The last repurchase program was suspended in September 1996. The Corporation canceled these shares and all other treasury shares in September 1996 with a corresponding reduction in common stock and capital in excess of par value of $148.7 million.

REDEEMABLE PREFERRED STOCK: The Corporation is authorized to issue 10,000,000 shares of preferred stock. At March 31, 1997, there were two series of redeemable preferred stock outstanding.

At March 31, 1997 and 1996, the Corporation had 652,531 and 740,531 shares of cumulative convertible preferred stock outstanding, respectively, at a stated price of $50.00 per share. Each share of this preferred stock is entitled to a cumulative annual dividend of $5.00 and is convertible into common stock of the Corporation at a conversion price of $25.80 per share. The Corporation has reserved 1,264,595 shares of its common stock for issuance upon the conversion of this preferred stock. The shares are redeemable at a price of $50.00 per share. The Corporation is required to make sinking fund payments in each year to 2002 in an amount sufficient to redeem 88,000 shares annually and 220,000 shares in 2003. The Corporation did not declare, nor did it pay, the dividends due January 15, 1997 and April 15, 1997. Cumulative dividends unpaid at March 31, 1997 were $1.6 million or $2.50 per share. As a result of the failure to pay dividends on the other series of preferred stock as discussed below, the Corporation may not redeem any additional shares of this series of preferred stock as long as any cumulative dividends remain unpaid.

At March 31, 1997 and 1996, the Corporation had 4,312,351 and 4,290,824 shares of $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock") outstanding, respectively. The Series A Preferred Stock is redeemable at $40 per share on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time after October 15, 1998, at its liquidation preference plus unpaid dividends thereon. The Corporation had the option, through October 15, 1996, of issuing either additional shares of Series A Preferred Stock or paying the dividend in cash. The Corporation issued 338,527 and 422,451 additional shares of Series A Preferred Stock in lieu of cash dividends in 1997 and 1996, respectively. In addition, 317,000 shares of Series A Preferred Stock were repurchased during 1997 on the open market, as part of a 500,000 share repurchase program announced in August 1996, at a cost of $6.0 million. Dividends due on January 15, 1997 and April 15, 1997 have not been declared or paid. The amount of cumulative dividends unpaid at March 31, 1997 was $9.2 million or $2.13 per share. The amount of the cumulative dividend accrued each quarter, if any dividends remain unpaid, increases as if additional shares of the Series A Preferred Stock had been issued in lieu of the cash dividend and such additional shares were outstanding on each succeeding dividend date until such unpaid dividends have been declared and paid in cash.

The dividends that would have been paid if declared have been shown in the 1997 consolidated statement of operations as if they had been declared with a corresponding charge to retained earnings. The liability for the cumulative unpaid dividends has been added to the carrying value of the redeemable preferred stock in the consolidated balance sheet.

For those dividends paid in stock, the charge to retained earnings was based on the ending market value of the Series A Preferred Stock on the ex-dividend date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the ex-dividend date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the remaining life of the Series A Preferred Stock.

In addition, if all cumulative unpaid dividends have been paid, the Series A Preferred Stock is exchangeable, at the option of the Corporation, in whole but not in part, commencing on October 15, 1996, and on any dividend payment date thereafter, for the Corporation's 10.5% Subordinated Notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes will mature on November 30, 2003. The Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998, at a redemption price equal to the principal amount plus any unpaid interest thereon. The payments of principal and interest on the Exchange Notes will be subordinated to all senior indebtedness of the Corporation.

In the event that dividends on the convertible preferred stock or the Series A Preferred Stock are in arrears for six full quarterly dividend periods when such dividends are required to be paid in cash, the holders of preferred stock would have the ability to elect a specified number of new directors at a meeting of the stockholders of the Corporation called for that purpose or at the annual meeting of stockholders (and at each annual meeting of stockholders thereafter until such cumulative dividends have been paid in full). Such voting rights and the term of office of these directors shall cease at such time as all dividends in arrears have been paid in full, or at such time as such dividends have been declared and an amount sufficient to pay the full amount of such dividends has been irrevocably set aside for payment.

COMMON STOCK: At March 31, 1997 and 1996, respectively, the Corporation had 13,805,988 and 24,188,084 shares of common stock issued. The decrease in the number of shares issued between 1997 and 1996 was due to the cancellation of 10,382,096 shares of treasury stock in September 1996. The Corporation has also reserved 3,993,984 shares of its common stock for issuance under its stock option and performance award plans (see Note J). Certain limitations on the payment of dividends have been placed on the Corporation through covenants under the Hamilton Facility (see Note H). Under these restrictions, no dividends may be paid on the common stock of the Corporation. In addition, as long as there are cumulative unpaid dividends on the preferred stock, as discussed above, no dividends may be paid on the common stock.



NOTE J- EMPLOYEE COMPENSATION PLANS

The Corporation maintains the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the common stock of the Corporation to certain officers and key employees of the Corporation and its subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Finance and Personnel Committee of the Board of Directors of the Corporation determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of the Corporation's common stock may be granted under the Plan.

As part of the merger of FoxMeyer into a wholly-owned subsidiary of the Corporation on October 12, 1994 (see Note B), all of FoxMeyer's options retained their original vesting schedules but became exercisable in the Corporation's common stock. The number of the Corporation's shares covered by the FoxMeyer options was calculated based on the conversion ratio used in the merger. As a result of the purchase of FoxMeyer's assets by McKesson (see Note
B), FoxMeyer employees who became McKesson employees had thirty days to exercise any options exercisable on November 8, 1996. No options were exercised during this period and all outstanding options were canceled.

The following table summarizes the information with respect to stock options for the three years ended March 31, 1997. The table includes stock options granted under the Plan and under the Corporation's 1987 Restated Stock Option and Performance Award Plan, which stock options are still exercisable. All options granted were at least at the published market price of the Corporation's common stock on the date of grant.

                                                        Outstanding
                                              --------------------------------
                                                             Weighted Average
                            Exercisable Shares   Shares        Exercise Price
------------------------------------------------------------------------------
March 31, 1994                                  1,739,100         $16.76
1995:
Granted                                         2,146,000          17.85
Options arising from
FoxMeyer merger                                 1,104,688          15.06
Exercised                                         317,636          15.27
Canceled or forfeited                           1,299,164          15.58
------------------------------------------------------------------------------
March 31, 1995                     1,003,807    3,372,988          17.50
1996:
Granted                                           527,500          19.78
Exercised                                         278,002          16.20
Canceled or forfeited                             457,189          20.73
------------------------------------------------------------------------------
March 31, 1996                     1,329,669    3,165,297          17.52
1997:
Granted                                         4,932,786           7.13
Exercised                                         105,586          15.91
Canceled or forfeited                           5,753,591          14.90
------------------------------------------------------------------------------
March 31, 1997                        40,792    2,238,906           1.45
==============================================================================


The Corporation accounts for stock-based compensation using the intrinsic value method of APB 25. Accordingly, no compensation expense has been recognized. Under the disclosure-only provisions of SFAS No. 123 which the Corporation has adopted, if the Corporation had used the fair value at the grant dates, as defined by SFAS No. 123, to recognize compensation cost in 1997 and 1996, the Corporation's net income (loss) and loss per common share would have been as follows on a pro forma basis (in thousands of dollars, except per share amounts):


                                                          1997         1996
-------------------------------------------------------------------------------
As reported
  Net income (loss) from continuing operations         $ (12,244)    $ 5,148
  Net loss                                              (279,356)    (63,661)
Pro forma
  Net income (loss) from continuing operations         $ (12,006)    $ 4,781
  Net loss                                              (279,118)    (64,028)
-------------------------------------------------------------------------------
As reported
  Net loss per share from continuing operations        $   (2.09)    $ (0.93)
  Net loss per share                                      (19.90)      (4.95)
Pro forma
  Net loss per share from continuing operations        $   (2.07)    $ (0.95)
  Net loss per share                                      (19.88)      (4.97)
===============================================================================


The pro forma results for 1997 and 1996 may not be representative of the pro forma effect for future years because the fair value method has not been applied to options granted prior to 1996 and because of the significant changes in the operations of the Corporation during these periods.

The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1997 and 1996:


                                            1997       1996
     --------------------------------------------------------
     Expected dividend yield (%)             0.0         0.0
     Expected volatility (%)                43.7        28.9
     Risk-free interest rates (%)            6.3         5.9
     Expected option lives (years)           4.5         3.1
     ========================================================


The weighted-average fair values of options granted during 1997 and 1996 were $1.57 and $5.47, respectively.

The following table summarizes information about significant option groups outstanding and exercisable as of March 31, 1997 and related weighted-average exercise price and weighted-average contractual life remaining:



Options with Exercise Prices     Outstanding         Exercisable         Remaining
Ranging from:                  Shares    Price      Shares    Price         Life
------------------------------------------------------------------------------------
$1.00 to $4.00              2,199,114    $ 1.19      1,000    $ 3.94        4.9
$10.00 to $21.00               39,792     15.39     39,792     15.39        0.5
====================================================================================

Effective January 1, 1997, the Corporation instituted a Performance Incentive Plan, as approved by the Board of Directors, that covers approximately eight employees. The participants are entitled to share in a fund, the amount of which shall be based on a specified percentage of certain components of the Corporation's net income determined as of March 31st of each year. No amounts were earned for the period ending March 31, 1997.



NOTE K - RETIREMENT PLANS

The Corporation and its subsidiaries have a number of retirement plans covering substantially all employees, consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current employees of the Corporation are covered under the defined benefit plans. The Corporation's funding policy for defined benefit plans is to make payments to the pension trust in accordance with the funding requirements of federal laws and regulations. The outside directors of the Corporation are covered under a nonqualified and unfunded defined benefit plan.

A subsidiary of the Corporation, FoxMeyer, maintained an employees' savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan covered substantially all the Corporation's employees. Subsequent to the acquisition of FoxMeyer's assets by McKesson (see Note B), the remaining employees of the Corporation were no longer covered by the FoxMeyer plan. The Corporation instituted a new 401(k) plan in April 1997 for all current employees.

Pension income for continuing operations under the Corporation's retirement plans for the three years ended March 31, 1997, are presented in the table below (in thousands of dollars):



                                                                For the years ended March 31,
                                                            1997           1996             1995
     ---------------------------------------------------------------------------------------------
     Net periodic pension cost (income) for
     defined benefit plans:
     Service cost - benefits earned for the year          $    44         $    27         $     9
     Interest cost on projected benefit obligation          4,364           4,539           4,493
     Return on plan assets                                    679          (8,950)         (2,073)
     Net amortization and deferral                         (6,460)          3,569          (3,538)
     ---------------------------------------------------------------------------------------------
     Net periodic pension cost (income)                    (1,373)           (815)         (1,109)
     Pension cost for defined contribution plans               20              22              10
     ----------------------------------------------------------------------------------------------
     Total pension cost (income)                          $(1,353)        $  (793)        $(1,099)
     ==============================================================================================

The net periodic pension income for defined benefit plans was determined by assuming an expected long-term rate of return on plan assets of 10.0% for the three years ended March 31, 1997.

The following table sets forth the funded status of the Corporation's defined benefit pension plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1997 and 1996 utilizing a weighted average discount rate of 7.8% in 1997 and 1996 (in thousands of dollars):


                                        March 31, 1997              March 31, 1996
                                 -------------------------------------------------------
                                    Assets      Accumulated      Assets     Accumulated
                                   exceeding      benefits      exceeding    benefits
                                  accumulated    exceeding     accumulated   exceeding
                                   benefits       assets         benefits      assets
----------------------------------------------------------------------------------------
Accumulated benefit obligation
  including vested benefits of
  $56,231 and $57,706 in 1997 and
  1996, respectively                 $50,484      $ 5,747      $51,426      $ 6,280
Projected benefit obligation          50,484        5,747       51,426        6,280
Plan assets at fair market value      53,911            -       59,128            -
----------------------------------------------------------------------------------------
Projected benefit obligation
  less than (in excess of) plan
  assets                               3,427       (5,747)       7,702       (6,280)
Unrecognized transition asset           (907)           -       (1,091)           -
Unrecognized net loss                  6,210            -           61            -
----------------------------------------------------------------------------------------
Prepaid (accrued) pension cost
  included in the consolidated
  balance sheet                      $ 8,730      $(5,747)     $ 6,672      $(6,280)
========================================================================================

At March 31, 1997, the assets of the Corporation's defined benefit pension plans were comprised of approximately 36% bonds, 47% stocks and 17% other.



NOTE L - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation or certain inactive subsidiaries have plans relating to retired employees that provide for postretirement health care and life insurance benefits. Health benefits include major medical insurance with deductible and coinsurance provisions. Life insurance benefits are usually for a flat benefit that decreases to age 65. Certain plans provide that retirees pay for a portion of their coverage. The plans are not funded. The Corporation pays all benefits on a current basis. No current employees are covered under these plans.

The net periodic postretirement benefit cost for continuing operations for the three years ended March 31, 1997 was as follows (in thousands of dollars):



                                                       For the years ended March 31,
                                                      1997         1996         1995
--------------------------------------------------------------------------------------
Service cost - benefits earned for the year          $    -       $    -       $    -
Interest cost                                         1,565        1,969        1,955
Amortization of prior service cost and net gain        (440)        (259)        (226)
--------------------------------------------------------------------------------------
Total postretirement benefit cost                    $1,125       $1,710       $1,729
======================================================================================


The following table sets forth the funded status of the postretirement health care and life insurance plans and amounts recognized in the consolidated balance sheets at March 31, 1997 and 1996 utilizing a weighted average discount rate of 7.75% for 1997 and 1996 (in thousands of dollars):


                                                                      March 31,
                                                                   1997        1996
--------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                   $19,871     $26,921
Unrecognized prior service cost                                   2,979       3,579
Unrecognized net gain                                             4,634         431
--------------------------------------------------------------------------------------
Amount of postretirement benefit obligation included in the
  consolidated balance sheet                                    $27,484     $30,931
======================================================================================


Medical costs were assumed to increase at a rate of 11% during 1997 and then to decline over a period of 27 years to a rate of 5.75%. An analysis of this trend rate scenario shows medical costs, on a national basis, stabilizing at 20% of Gross National Product. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase in the cost of health care would result in a 10.3% increase in the postretirement benefit obligation and a 14.2% increase in the postretirement benefit cost.



NOTE M - INCOME TAXES

The provision for income taxes consisted of the following for the three years ended March 31, 1997 (in thousands of dollars):



                                     For the years ended March 31,
                                    1997          1996          1995
     -------------------------------------------------------------------
     Federal
       Current                   $    --        $   --        $    --
       Deferred                   24,557         2,938         (1,433)
     State
       Current                        34            39             --
       Deferred                    5,279            --          1,748
     -------------------------------------------------------------------
     Income tax provision        $29,870        $2,977        $   315
     ===================================================================


The Corporation recorded a federal tax provision of $24.6 million in 1997. The federal income tax provision was primarily attributable to the establishment of a full valuation allowance against the net deferred tax assets because the Corporation believes it may not be able to realize its deferred tax assets. The valuation allowance has increased primarily in recognition of the FoxMeyer bankruptcy filing (see Note B).

The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes and minority interest were as follows (in thousands of dollars):


                                                     For the years ended March 31,
                                                      1997       1996        1995
------------------------------------------------------------------------------------
Statutory rate applied to pre-tax income           $  5,782     $ 3,585     $14,729
Change in deferred tax asset valuation allowance     26,702       2,654      (9,561)
Corporate dividend-received deduction                (1,976)     (2,197)     (1,975)
State income taxes (net of federal tax effect)        3,453          25       1,136
Weirton interest expense                             (1,063)       (498)       (725)
Capital losses                                      (14,299)       (175)     (2,156)
Market adjustments to investments                     7,569           -           -
Equity in affiliates                                  1,820       1,459        (272)
Other items                                           1,882      (1,876)       (861)
------------------------------------------------------------------------------------
Total tax provision                                $ 29,870     $ 2,977     $   315
====================================================================================


The Corporation's current and noncurrent deferred taxes, which net to a zero balance as of March 31,1997, and a $35.8 million asset as of March 31, 1996, consisted of the following temporary differences and net operating losses, at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

                                                        1997                          1996
                                            ----------------------------------------------------------
                                             Deferred tax   Deferred tax  Deferred tax   Deferred tax
                                                assets      liabilities      assets      liabilities
------------------------------------------------------------------------------------------------------
Tax net operating losses                         $ 73,690       $      -     $ 73,823         $      -
Other liabilities                                  11,860              -        9,960                -
Investments                                             -              -        8,212            5,587
Tax credits                                         8,284              -        8,284                -
Items related to discontinued operations                -              -       72,174           57,379
All other                                               -              -            -              860
------------------------------------------------------------------------------------------------------
Total deferred assets and liabilities              93,834              -      172,453           63,826
Valuation allowance on deferred tax assets        (93,834)                    (72,868)
------------------------------------------------------------------------------------------------------
Total deferred taxes                                    -       $      -       99,585         $ 63,826
------------------------------------------------------------------------------------------------------
Less: deferred tax liability                            -                     (63,826)
Deferred tax asset, net                          $      -                    $ 35,759
======================================================================================================

The net change in the valuation allowance for 1997 was an increase of approximately $21.0 million which consisted of a $26.7 million charge to operations less $5.7 million related to discontinued operations.

At March 31,1997, the Corporation had, for federal income tax purposes, operating loss, capital loss, and investment credit carryforwards of approximately $210.6 million, $92.5 million, and $1.2 million, respectively. Operating loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 2003 -$15.8 million, 2004 - $58.3 million, 2006 - $94.0 million, 2008 - $0.5 million, 2009 - $1.0 million,
2011 - $31.6 million and 2012 - $9.4 million. The operating loss carryforwards do not include the operating loss carryforwards for 1996 and prior of $141.2 million attributable to FoxMeyer. It is anticipated that as a result of FoxMeyer's bankruptcy filing, the operating loss carryforwards attributable to FoxMeyer will be significantly reduced in the future. The capital loss carryforwards available for utilization in the Corporation's consolidated income tax return will expire in 1999. Investment credit carryforwards will expire during the years 1998 through 2002. The Corporation also has alternative minimum tax credit carryforwards of $7.0 million, which are available to offset the future regular income tax liability of the Corporation. Alternative minimum tax credit carryforwards do not expire.

The losses and tax credits referred to in the preceding paragraph have not been examined by the U.S. Internal Revenue Service and, therefore, may be subject to adjustment. The availability of such loss and tax credit carryforwards to reduce the Corporation's future consolidated federal income tax liability are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations upon the utilization of loss and tax credit carryforwards in the event of an ownership change (as defined in the Code) of the

Corporation. The Corporation believes that an ownership change of the Corporation occurred in 1995. Consequently, utilization of loss and tax credit carryforwards incurred prior to the ownership change generally will be limited to approximately $25.0 million per year (with a cumulative carryover). Loss carryforwards incurred after the ownership change of approximately $41.0 million are not subject to such an annual limitation.


NOTE N - COMMITMENTS AND CONTINGENCIES

Directly or through its subsidiaries, the Corporation leases various types of properties, primarily corporate office space and equipment, through noncancelable operating leases. Rental expense for continuing operations under operating leases totaled $1.1 million in 1997, $2.5 million in 1996 and $2.2 million in 1995. Minimum rental payments under operating leases with initial or remaining terms of one year or more at March 31, 1997 total $0.7 million with payments due during the next five fiscal years of $0.2 million in 1998, $0.2 million in 1999, $0.1 million in 2000, $0.1 in million in 2001 and $0.1 million in 2002.

The Corporation has retained responsibility for certain potential environmental liabilities attributable to former operating units. As a result, the Corporation is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Corporation and its subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA").

At March 31, 1997, the Corporation had reserves of $2.9 million for environmental assessments, remediation activities, penalties or fines at ten sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

In 1994, the Corporation paid $10.0 million to NSC as a deposit to cover potential environmental claims for which it has indemnified NSC (see Note G). The Corporation believes the remaining deposit will be sufficient to satisfy current environmental claims for which the Corporation has indemnified NSC, and as described below, the Corporation and NSC have also filed a lawsuit against various insurance carriers seeking coverage for certain of these environmental claims.

The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. Management recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment. A change in the estimated liability could have a material impact on the financial condition and results of operations of the Corporation.

Management believes the Corporation has valid claims, and is actively pursuing these claims, against its insurers for coverage of certain environmental exposures. In arriving at a reasonable estimate of environmental reserves, the Corporation has not offset any potential recoveries against the environmental liabilities accrued. The Corporation is not aware of any site where other companies that have been designated as a PRP by the EPA would be unable to fulfill their portion of the obligations should they and the Corporation be found to be jointly and severally liable.

The Corporation entered into certain agreements in 1996 with Ashland Oil, Inc. ("Ashland") settling unresolved issues relating to the sale of The Permian Corporation ("TPC") to Ashland in 1992. As a result of the agreements, the Corporation had settled all outstanding claims and was released from any additional claims in connection with the sale of TPC to Ashland. Previously established liabilities of $19.6 million related to these claims by Ashland, and to other contingencies settled during the year, were released and were included in "Other income" in 1996 in the accompanying statements of operations.

In connection with the October 1994 merger of FoxMeyer into a wholly-owned subsidiary of the Corporation (the "Merger") (see Note B), several class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of FoxMeyer common stock. In December 1994, the State of Wisconsin Investment Board ("SWIB") filed a complaint against the Corporation. The SWIB complaint alleges that the defendants breached their fiduciary duty to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and that the proxy statement issued in connection with the Merger failed to disclose certain important facts. On April 30, 1995, the SWIB action was consolidated with the class action lawsuit. An amended complaint was filed in the consolidated case on February 13, 1996. The amended complaint essentially alleges the same claims previously raised. The Corporation believes these lawsuits are without merit and intends to contest these allegations.

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Corporation's common stock and Series A and convertible preferred stock during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Corporation and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements. The complaint alleges that the Corporation failed to disclose purportedly negative information concerning its National Distribution Center and Delta computer systems and the resulting impact on the Corporation's existing and future business and financial condition. At the Corporation's request, the Court has entered a stay of all discovery pending a ruling on the Corporation's motion to dismiss, which was filed on June 20, 1997. The Corporation intends to prosecute the motion and defend itself in the consolidated lawsuit.

The Corporation and certain officers also have been named as defendants in an action in Texas State Court which purports to be brought on behalf of all holders of the Corporation's common stock during the period from October 30, 1995, to July 1, 1996, and which seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the federal actions described above. On January 27, 1997, the Corporation moved for summary judgment in the lawsuit on the ground that the proposed plaintiff class, as plaintiff herself alleges, did not purchase or sell any of the Corporation's securities during the class period. The court held a hearing on the Corporation's summary judgment motion on May 29, 1997. The Corporation intends to continue to vigorously defend the lawsuit.

On November 25, 1996, in connection with the Chapter 11 cases of FoxMeyer and certain of its subsidiaries, the Official Committee of the Unsecured Creditors (the "Committee") filed a lawsuit against the Corporation in the Bankruptcy Court for the District of Delaware (the "Court"), Adversary No. 96-205. In the lawsuit, the Committee alleges that certain property transferred by FoxMeyer to the Corporation as a dividend on June 19, 1996, constituted an avoidable fraudulent transfer or preference. The dividend consisted of assets unrelated to FoxMeyer's core distribution business, including assets of its pharmacy benefits management operations; its investments in Phar-Mor (equal to a 7.8% interest in Phar-Mor's common stock outstanding), FoxMeyer Canada and other marketable securities; US HealthData Interchange, Inc.; and FoxMeyer's forgiveness of a $31.3 million loan to the Corporation. The Committee seeks to recover the property transferred or the value of the property transferred. The Committee has valued the property conveyed at $198 million. The Corporation believes that the dividend was lawful and is vigorously contesting the lawsuit.

On March 5, 1997, the Court entered an Agreed Preliminary Injunction Order (the "Order") which enjoins the Corporation from transferring, selling, or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19th dividend without the consent of the Committee or approval of the Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Committee and either obtains the Committee's consent or Court approval. The Order requires the funds from the sale of FoxMeyer Canada be held in a separate account subject to the restrictions of the Order (see Note B).

On March 18, 1997, the Court converted the underlying FoxMeyer bankruptcy cases to liquidation cases under Chapter 7 of the Bankruptcy Code, and stayed the Committee's lawsuit against the Corporation pending the election of a permanent Chapter 7 trustee. On April 24, 1997, the creditors in the Chapter 7 cases elected a permanent trustee, who was qualified to serve in late May 1997. The trustee has succeeded to the interests of the Committee in the lawsuit, and the stay of the lawsuit has ended.

On January 10, 1997, the Corporation filed a ten count lawsuit against McKesson and certain major pharmaceutical manufacturers in the 95th Judicial District Court of Dallas County, Texas (the "McKesson Litigation"). In the McKesson Litigation, the Corporation alleges that McKesson and the pharmaceutical manufacturers conspired to drive the Corporation's pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business. The lawsuit alleges that McKesson misused confidential financial and competitive information to which it had gained access in conceiving, perpetrating and promoting a plan to drive FoxMeyer Drug Company out of its industry, and that McKesson exploited this information by interfering with FoxMeyer Drug Company's customer and vendor relationships and disrupting its operations in order to ultimately effectuate a purchase of its competitor at a significantly distressed price. With respect to the pharmaceutical manufacturer defendants, the lawsuit alleges that they tightened or outright denied credit to FoxMeyer Drug Company and thereafter refused to work with an investment group that had agreed to buy FoxMeyer Drug Company's operations, thereby forcing it into Chapter 11. The McKesson Litigation alleges that these actions were the result of an unlawful civil conspiracy. The Corporation seeks to recover in excess of $400 million in compensatory damages on account of the value of the Corporation's interests in FoxMeyer Drug Company, plus punitive damages. Certain defendants in the lawsuit filed various motions attempting to remove the McKesson Litigation to the Bankruptcy Court for the Northern District of Texas, Dallas Division, under Adversary No. 397-3052, and filed a motion to transfer the litigation to the Court as a proceeding related to the Chapter 11 cases of FoxMeyer and certain of its subsidiaries. The Corporation has filed opposing papers seeking to have the McKesson Litigation remanded back to Texas State Court. The motion to transfer and the motion to remand are currently pending before the Dallas Bankruptcy Court.

On February 26, 1997, the Committee filed a lawsuit against the Corporation in the Court under Adversary No. 97-20. In the lawsuit, the Committee seeks a declaration that the claims asserted by the Corporation in the McKesson Litigation are property of the FoxMeyer bankruptcy estate, and an injunction barring the Corporation from continuing to prosecute the McKesson Litigation. Thereafter, on March 19, 1997, McKesson intervened in the Committee's lawsuit and filed its own complaint, in which McKesson asserted that (a) as of the commencement of the FoxMeyer Chapter 11 case in August 1996, the claims asserted in the McKesson Litigation were property of the bankruptcy estate, and
(b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug Company, the claims were transferred to McKesson. On May 30, 1997, McKesson filed a motion for partial summary judgment in which it seeks a declaration that the Corporation has no right, title to or interest in, or standing to prosecute and maintain, the McKesson Litigation, and a permanent injunction barring the Corporation from prosecuting or asserting the claims in the McKesson Litigation. The Corporation believes that it owns the claims asserted in the McKesson Litigation, and intends to file its answer and otherwise respond to the two complaints and the motion in July 1997.

In August 1994, a group of four individuals filed a class action lawsuit against their former employer, FoxMeyer Drug Company, in Texas State Court. The lawsuit alleged that the termination of the plaintiffs' employment, made as part of a reduction-in-force, violated the Age Discrimination in Employment Act. The lawsuit also named FoxMeyer and the Corporation as defendants, all of which denied the plaintiffs' allegations. The lawsuit was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division and, in August 1996, the case against FoxMeyer Drug Company and FoxMeyer was stayed following their filing for relief under Chapter 11 of the Bankruptcy Code. On September 9, 1996, the Court granted the Corporation's motion for summary judgment and entered a partial final judgment in the Corporation's favor on the ground that it could not be considered a "single employer" of the plaintiffs under the Age Discrimination in Employment Act. The plaintiffs have appealed the judgment to the United States Court of Appeals for the Fifth Circuit, No. 96-11278, and the parties have completed their briefing and oral argument is scheduled for August 1997. If the lower court's ruling is reversed, the Corporation will continue to vigorously contest the lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.



NOTE O - OTHER INCOME AND SUPPLEMENTAL CASH FLOW INFORMATION

In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada and $7.3 million from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of the investment in Phar-Mor of $13.4 million, the write-off of the Corporation's investment in Ben Franklin of $2.0 million and $6.7 million in other losses primarily from marketable securities. In 1996, other income consisted of a gain of $19.6 million related to the settlement of certain unresolved issues in connection with the 1992 sale of The Permian Corporation and other contingencies and $5.6 million in other gains primarily from marketable securities and the early collection of real estate notes receivable. The gains were partially offset by a $3.4 million write-down of the value of Ben Franklin. In 1995, other income consisted of contingent fee income of $35.8 million from a 1990 asset sale and gains on marketable securities and real estate of approximately $11.6 million.

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                                    For the years ended March 31,
                                                                    1997        1996        1995
---------------------------------------------------------------------------------------------------
Interest paid                                                     $18,738     $33,486     $27,904
Income taxes paid                                                      34         191       1,325
Non-cash transactions:
  Exchange of common stock for FoxMeyer common stock                    -           -      80,010
  Ben Franklin common stock distributed as a dividend                   -      29,697           -
  Payment of dividends in kind on Series A Preferred Stock          4,354      15,319      13,200
  Cumulative dividends accrued but not paid                        10,806           -           -
  Capital lease obligations incurred                                    -           -       1,907
===================================================================================================




NOTE P - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Corporation might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The following fair values of financial instruments have been determined at March 31, 1997 and 1996.

The carrying amounts of cash and short-term investments, accounts receivable, accounts payable and other accrued liabilities were reasonable estimates of their fair value.

The carrying value of notes receivable was $2.4 million and $28.8 million at March 31, 1997 and 1996, respectively, while the estimated fair value of these notes was $2.4 million and $31.7 million, respectively, based on the contractual interest rates and the credit worthiness of the debtors. The carrying value of long-term debt was $30.5 million and $432.6 million at March 31, 1997 and 1996, respectively, while the estimated fair value was $30.1 million and $424.8 million, respectively, based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

Debt and equity securities classified as "available for sale" or "trading" were carried at their estimated fair value (see Notes A and F). The carrying value of the investment in NSC Preferred Stock is net of the Remaining Liabilities (see Note G). The carrying value of the NSC Preferred Stock was $62.8 million and $63.8 million at March 31, 1997 and 1996, respectively. The estimated fair market value of the NSC Preferred Stock was approximately $67.1 million and $70.1 million, respectively, based on NSC's other outstanding debt with similar terms and remaining maturity. The carrying value of the Remaining Liabilities consists principally of pension liabilities and the NSC Note bearing interest at 8.5% with an 11 year remaining amortization. The carrying value of the NSC Note approximated its fair value at March 31, 1997 and 1996.

The fair value of the Corporation's redeemable preferred stock, based on quoted market prices at March 31, 1997 and 1996, were $41.7 million and $184.0 million, respectively.

The fair value of certain warrants with a carrying value of $1.1 million at March 31, 1997 and 1996, respectively, was estimated to be $2.2 million and $5.0 million, respectively, based upon the underlying market value of the securities into which the warrants may be converted. An investment in a partnership that holds publicly traded securities with a market value of $14.2 million had a book value of $3.0 million at March 31, 1997.

The carrying value of other investments were estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at March 31, 1997 and 1996 was $1.6 million and $6.7 million, respectively.

The fair value estimates were based on pertinent information available to management as of March 31, 1997 and 1996. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.



NOTE Q - SEGMENT INFORMATION

The Corporation's principal operations are its real estate investments. In addition, the Corporation performs certain corporate office and investment activities ("Corporate"). Balance sheet related disclosures also include information for discontinued operations (see Note B) where necessary. The following table includes segment information for the three years ended March 31, 1997 (in thousands of dollars):


                                                                 Discontinued
                               Real Estate        Corporate        Operations       Consolidated
----------------------------------------------------------------------------------------------
1997:
Revenues                          $12,463         $     -         $        -        $  12,463
Operating income (loss)             2,608          (4,999)                 -           (2,391)
Depreciation and amortization         934             534                  -            1,468
Identifiable assets                26,665         131,772                  -          158,437
Capital expenditures                6,707             186             27,855           34,748
-----------------------------------------------------------------------------------------------
1996:
Revenues                           10,439               -                  -           10,439
Operating income (loss)               940          (8,069)                 -           (7,129)
Depreciation and amortization         723             311                  -            1,034
Identifiable assets                29,403         167,075          1,380,592        1,577,070
Capital expenditures                2,017               -             38,772           40,789
-----------------------------------------------------------------------------------------------
1995:
Revenues                            4,243               -                  -            4,243
Operating loss                       (396)         (9,696)                 -          (10,092)
Depreciation and amortization         369               7                  -              376
Identifiable assets                26,452         115,087          1,635,457        1,776,996
Capital expenditures                6,019              50             53,023           59,092
===============================================================================================


NOTE R - QUARTERLY DATA  ( UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended March 31, 1997 (in thousands of dollars, except per share amounts):


                                                              Quarter
----------------------------------------------------------------------------------------
                                                First     Second     Third     Fourth
----------------------------------------------------------------------------------------
1997:
Revenues                                       $ 3,705   $ 4,101    $ 3,234   $ 1,423
Operating income (loss)                           (903)   (1,378)       229      (339)
Net income (loss) from continuing operations   (31,627)   (3,613)    32,164    (9,168)
Earnings (loss) per common share from
  continuing operations after preferred stock
  dividends                                      (2.11)    (0.43)      1.91     (1.09)
----------------------------------------------------------------------------------------
1996:
Revenues                                       $ 1,656   $ 2,075    $ 1,987   $ 4,721
Operating loss                                  (1,610)   (1,637)    (2,199)   (1,683)
Net income (loss) from continuing operations     6,919     7,119     (4,732)   (4,158)
Earnings (loss) per common share from
  continuing operations after preferred stock
  dividends                                       0.10      .010      (0.58)    (0.54)
========================================================================================


All results for 1997 and 1996 have been reclassified to reflect discontinued operations as discussed in Note B.

In addition to the those items discussed below, the Corporation's quarterly results were significantly affected by the realized and unrealized gains or losses on securities and other investments.

In the fourth quarter of 1997, a $13.6 million charge, net of minority interest, was taken in connection with the reduction in the carrying value of Phar-Mor (see Note B). During the third quarter of 1997, the Corporation sold FoxMeyer Canada and certain real estate operations resulting in a gain of approximately $40.0 million (see Note B). During the first quarter of 1997, the net loss reflected the increase in the valuation allowance for the deferred tax asset as a result of the FoxMeyer bankruptcy filing (see Note M).

During 1996, the Corporation released previously established reserves related to the settlement of certain contingent liabilities (see Note N) that had the effect of increasing net income by $8.6 million and $2.8 million in the first and second quarters, respectively. Additional released liabilities, net of the write-down of the Corporation's investment in Ben Franklin, of $4.8 million were included in net income in the fourth quarter.

Per share amounts were computed independently for each quarter based on the average number of shares outstanding during that quarter. Therefore, the sum of the quarterly per share amounts may not equal the total for the fiscal year because of stock or other transactions that occurred during such years (see
Note I).


NOTE S -  GOING CONCERN

On November 25, 1996, in connection with the Chapter 11 cases of FoxMeyer and certain of its subsidiaries (which were subsequently converted to Chapter 7 cases on March 18, 1997), the Official Committee of Unsecured Creditors filed a lawsuit against the Corporation in the Bankruptcy Court for the District of Delaware (the "Court"). On March 5, 1997, the Court entered an Agreed Preliminary Injunction Order (the "Order") which significantly impairs the liquidity of the Corporation and its ability to conduct business by restricting the use of the Corporation's assets (see Note N for a complete description of the lawsuit, the Order and the bankruptcy proceedings). In addition, the Corporation has various other pending claims and lawsuits as described in Note N, recurring losses from operations and a stockholders' deficiency which raise substantial doubt as to the Corporation's ability to continue as a going concern.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to the Corporation's definitive Proxy Statement for its Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission no later than July 29, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)    Financial Statements

          Reference is made to the listing on page 50 of all financial statements filed as part of this report.

   (2)    Financial Statement Schedules

          Reference is made to the listing on page 50 of all financial statement schedules filed as part of this report.

   (3)    Exhibits

          Reference is made to the Exhibit Index beginning on page 60 for a list of all exhibits filed as part of this report.

(b)       Reports on Form 8-K

          During the three months ended March 31, 1997, the Corporation filed the following Current Report on Form 8-K:

          Form 8-K dated February 3, 1997, announcing a change in the Corporation's name to Avatex Corporation and the issuance of a temporary restraining order against the Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Avatex Corporation



                                        By    /s/ Edward L. Massman
                                             ---------------------------------
                                             Edward L. Massman
                                             Senior Vice President and Chief
                                              Financial Officer
June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICERS:


/s/ Abbey J. Butler
----------------------------   Co-Chairman of the Board and
Abbey J. Butler                Co-Chief Executive Officer                         June 27, 1997


/s/ Melvyn J. Estrin
----------------------------   Co-Chairman of the Board and
Melvyn J. Estrin               Co-Chief Executive Officer                         June 27, 1997


/s/ Edward L. Massman
----------------------------   Senior Vice President and Chief Financial Officer
Edward L. Massman              (Principal Financial Officer)                      June 27, 1997



ADDITIONAL DIRECTORS:



/s/Hyman H. Frankel
----------------------------
Hyman H. Frankel               Director                                           June 27, 1997


/s/ Fred S. Katz
----------------------------
Fred S. Katz                   Director                                           June 27, 1997


/s/ William A. Lemer
----------------------------
William A. Lemer               Director                                           June 27, 1997


/s/ Charles C. Pecarro
----------------------------
Charles C. Pecarro             Director                                           June 27, 1997


/s/ John L. Wineapple
----------------------------
John L. Wineapple              Director                                           June 27, 1997


ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                      AVATEX CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Avatex Corporation and subsidiaries are included in Item 14 (a) (1):


                                                                                          Page No. in
                                                                                           Form 10-K
                                                                                         -------------
Independent Auditors' Report                                                                    21

Consolidated Statements of Operations - For the Three Years Ended March 31, 1997                22

Consolidated Balance Sheets - March 31, 1997 and 1996                                           23

Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended

March 31, 1997                                                                                  24

Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 1997                25

Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 1997           26


The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):


                                                                                          Page No. in
                                                                                           Form 10-K
                                                                                         -------------
Schedule I - Condensed Financial Information of Registrant                                      51

Schedule II - Valuation and Qualifying Accounts                                                 56

Schedule III - Real Estate and Accumulated Depreciation                                         58

Independent Auditors' Consent                                                                   59


Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AVATEX CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                               For the years ended March 31,
(in thousands of dollars)                                                  1997         1996           1995
---------------------------------------------------------------------------------------------------------------
OPERATING COSTS
      Administrative and general expenses                             $     5,792    $    8,585     $   10,104
      Depreciation and amortization                                             8             -              -
---------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                             (5,800)       (8,585)       (10,104)
OTHER INCOME, NET                                                          24,740        16,216             91
FINANCING COSTS
      Interest income                                                         788           947            741
      Interest expense                                                      3,173         3,695          2,083
---------------------------------------------------------------------------------------------------------------
Financing costs, net                                                        2,385         2,748          1,342
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL
      STEEL CORPORATION, INCOME TAX PROVISION (BENEFIT) AND
      EQUITY IN INCOME (LOSS) OF SUBSIDIARIES AND AFFILIATES               16,555         4,883        (11,355)
National Steel Corporation net preferred dividend income                    9,620         3,329          5,445
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
      TAX PROVISION (BENEFIT) AND EQUITY IN INCOME (LOSS)
      OF SUBSIDIARIES AND AFFILIATES                                       26,175         8,212         (5,910)
Income tax provision (benefit)                                             29,863             -         (3,258)
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY
      IN INCOME (LOSS) OF SUBSIDIARIES AND AFFILIATES                      (3,688)        8,212         (2,652)
Equity in income (loss) of subsidiaries and affiliates                     (8,556)       (3,064)        42,099
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                              (12,244)        5,148         39,447
DISCONTINUED OPERATIONS
      Equity in income (loss) from discontinued operations                (21,057)      (61,728)         2,167
      Equity in gain (loss) on disposal of discontinued operations          8,417        (7,081)             -
      Loss on disposal of discontinued operations                        (254,472)            -              -
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     $  (279,356)   $  (63,661)    $   41,614
===============================================================================================================


See notes to condensed financial statements.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AVATEX CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                                March 31,
(in thousands of dollars)                                                                  1997            1996
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and short-term investments                                               $        520      $     4,392
      Restricted cash and investments                                                     32,823                -
      Current deferred tax asset, net of valuation allowance                                   -              592
      Other current assets                                                                15,221            1,652
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                      48,564            6,636
INVESTMENT IN NATIONAL STEEL CORPORATION                                                  44,961           44,099
INVESTMENTS IN SUBSIDIARIES AND AFFILIATES                                                62,674          393,681
PROPERTY AND EQUIPMENT                                                                       186                -
      Less accumulated depreciation and amortization                                           8                -
------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                   178                -

OTHER ASSETS
      Deferred tax asset, net of valuation allowance                                           -           26,563
      Other assets                                                                         1,611              686
------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                         1,611           27,249
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $    157,988      $   471,665
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
      Accounts payable                                                              $      1,060      $     1,305
      Other accrued liabilities                                                            4,891            6,459
      Long-term debt due within one year                                                   2,500           26,115
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  8,451           33,879

INTERCOMPANY PAYABLES                                                                     49,035           30,140
LONG-TERM DEBT                                                                            12,400            8,885
OTHER LONG-TERM LIABILITIES                                                               12,207            9,006

REDEEMABLE PREFERRED STOCK                                                               189,402          187,292

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock $5.00 par value; authorized 50,000,000 shares, issued:
         13,805,988 shares in 1997 and 24,188,084 shares in 1996                          69,030          120,940
      Capital in excess of par value                                                     119,092          209,613
      Minimum pension liability                                                          (73,531)         (64,634)
      Net unrealized holding loss on securities                                                -              (17)
      Retained earnings (deficit)                                                       (228,098)          70,431
------------------------------------------------------------------------------------------------------------------
                                                                                        (113,507)         336,333
      Less: cost of common stock held in treasury - 7,520,882 shares in 1996                   -          133,870
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (113,507)         202,463
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $    157,988      $   471,665
=====================================================================================================================


See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AVATEX CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOW


                                                                                    For the years ended March 31,
(in thousands of dollars)                                                        1997            1996            1995
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(279,356)      $ (63,661)      $  41,614
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES:
     Net preferred income from National Steel Corporation                        (9,620)         (3,329)         (5,445)
     Equity in loss (income) of subsidiaries and affiliates                      21,196          71,873         (44,266)
     Deferred income tax provision                                               29,863               -             397
     Other non-cash charges (credits)                                             2,018         (15,383)          1,149
     Gain on securities                                                         (26,435)              -             (80)
     Loss on disposal of discontinued operations                                254,472               -               -
     Cash provided (used) by working capital items:
        Receivables and other current assets                                    (32,139)           (555)             43
        Accounts payable and accrued liabilities                                 (5,827)            (84)         (1,540)
     Net intercompany activity with subsidiaries                                 51,547          17,937           1,944
     Other                                                                           19            (520)            212
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  5,738           6,278          (5,972)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in subsidiaries and affiliates                                       -         (29,329)           (998)
     Sale of affiliates and marketable securities                                37,442               -           1,029
     Dividends received from subsidiaries and affiliates                              -          10,000           7,971
     Purchase of property and equipment                                            (186)              -               -
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 37,256         (19,329)          8,002
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments) under revolving credit facilities                  (15,000)              -          15,000
     Proceeds from the issuance of long-term debt                                     -          20,000               -
     Repayment of long-term debt                                                 (5,100)              -               -
     Note payable to FoxMeyer Corporation                                             -           2,300            (625)
     Debt issuance costs                                                           (178)           (367)              -
     Purchase of treasury stock                                                 (16,726)              -         (28,953)
     Purchase of preferred stock                                                 (8,845)         (4,236)         (4,400)
     Dividends paid on redeemable preferred stock                                (2,697)         (4,180)         (4,620)
     Exercise of stock options                                                    1,680           3,449           4,850
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                (46,866)         16,966         (18,748)
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                       (3,872)          3,915        (16,718)
     Cash and short-term investments, beginning of year                           4,392             477         17,195
------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                 $      520      $    4,392     $      477
==========================================================================================================================


See notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AVATEX CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

Prior year amounts have been reclassified to conform to current year presentation and to reflect the treatment of discontinued operations.

On November 25, 1996, in connection with the Chapter 11 cases of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries (which were subsequently converted to Chapter 7 cases on March 18, 1997), the Official Committee of Unsecured Creditors in FoxMeyer's Chapter 11 case filed a lawsuit against the Corporation in the Bankruptcy Court for the District of Delaware (the "Court"). On March 5, 1997, the Court entered an Agreed Preliminary Injunction Order (the "Order") which significantly impairs the liquidity of the Corporation and its ability to conduct business by restricting the use of the Corporation's assets (see Note N to the consolidated financial statements for a complete description of the lawsuit, the Order and the bankruptcy proceedings). In addition the Corporation has various other pending claims and lawsuits as described in Note N, recurring losses from operations and a stockholders' deficiency which raise substantial doubt as to the Corporation's ability to continue as a going concern.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainities.

Cash and Short-Term Investments: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in time deposit instruments having a maturity of three months or less at the time of purchase and are recorded at cost. Cash and short-term investments of $32.8 million are restricted as to use by the Parent Company in connection with ongoing litigation discussed above.

Deferred Tax Asset: The Parent Company's current and noncurrent deferred tax assets consist almost entirely of tax net operating loss carryforwards and liabilities which were not deductible for federal income tax purposes when accrued. The valuation allowance was increased to equal the deferred tax asset as a result of the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing.

Intercompany Payables: The intercompany payables between the Parent Company and its subsidiaries are generally not evidenced by notes and do not bear interest except for a $30.0 million note payable to FoxMeyer which was forgiven in fiscal 1997.

NOTE B - DIVIDENDS RECEIVED

The Parent Company received a dividend of $105.9 million from FoxMeyer on June 19, 1996 consisting of marketable securities, certain subsidiaries of FoxMeyer and the forgiveness of the $30.0 million note receivable from the Parent Company plus any accrued interest thereon. This dividend is the subject of litigation (see Note N to the consolidated financial statements for a discussion of the litigation). The Parent Company received cash dividends of $10.0 million and $8.0 million from FoxMeyer in each of the fiscal years ended March 31, 1996 and 1995, respectively.

NOTE C - TAX SHARING PAYMENTS

Under the tax sharing agreements with its subsidiaries, the Parent Company received $1.7 million and $7.5 million for each of the years ended March 31, 1996 and 1995, respectively. No tax sharing payments were received for the year ended March 31, 1997.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):



                                                                 For the years ended March 31,
                                                                 1997        1996        1995
-----------------------------------------------------------------------------------------------
Interest paid                                                  $ 2,050     $ 3,863     $ 3,285
Income taxes paid                                                    -           -         826
Non-cash transactions:
  Exchange of common stock for FoxMeyer common stock                 -           -      80,010
  Ben Franklin Retail Stores, Inc. common stock
     distributed as a dividend                                       -      29,697           -
 Payment of dividends-in-kind on Series A Preferred Stock        4,354      15,319      13,200
 Cumulative dividends accrued but not paid                      10,806           -           -
 Dividend received from FoxMeyer                               105,888           -           -
================================================================================================


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      AVATEX CORPORATION AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------------------------------
               COL A                              COL B                     COL C                    COL D               COL E
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                 ------------------------------
                                                                                  Charged to
                                                Balance at         Charged to         Other                             Balance
                                                Beginning          Costs and        Accounts-     Deductions-           at End
              Description                       of Period           Expenses        Describe        Describe           of Period
----------------------------------------------------------------------------------------------------------------------------------

                                                 Year Ended March 31, 1997
                                                 (in thousands of dollars)
RESERVES DEDUCTED FROM ASSETS
  Allowance for possible losses on notes
     and accounts receivable                  $      23,540      $     3,906 (1)   $       -     $     26,907 (1)   $        539
  Reserve for inventory shrinkage                     5,036              -                 -            5,036 (1)            -
RESERVES SHOWN ELSEWHERE
  Long-term reserves related to facility
    sales, shutdowns and discontinued
    operations                                        7,205            1,091               -            2,262 (2)          6,034

                                                 Year Ended March 31, 1996
                                                 (in thousands of dollars)
RESERVES DEDUCTED FROM ASSETS
  Allowance for possible losses on notes
     and accounts receivable                  $       6,510      $    21,885 (1)  $        -     $      4,855 (1)   $     23,540
  Allowance for possible losses on
     pre-bankruptcy receivable from
    Phar-Mor, Inc.                                   62,795           (1,385)(1)           -           61,410 (1)            -
  Reserve for inventory shrinkage                     1,934            4,444 (1)           -            1,342 (1)          5,036
RESERVES SHOWN ELSEWHERE
  Long-term reserves related to facility
    sales, shutdowns and discontinued
    operations                                       21,726          (11,867)(3)           -            2,654 (2)          7,205

                                                 Year Ended March 31, 1995
                                                 (in thousands of dollars)
RESERVES DEDUCTED FROM ASSETS
  Allowance for possible losses on notes
     and accounts receivable                  $      15,133       $   (2,284)(1)   $     299 (1) $      6,638 (1)   $      6,510
  Allowance for possible losses on
     pre-bankruptcy receivable from
    Phar-Mor, Inc.                                   40,000           22,795 (1)           -               -              62,795
  Reserve for inventory shrinkage                     4,136              593 (1)           -            2,795 (1)          1,934
RESERVES SHOWN ELSEWHERE
  Long-term reserves related to facility
    sales, shutdowns and discontinued
    operations                                       22,638            1,639               -            2,551 (2)         21,726



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      AVATEX CORPORATION AND SUBSIDIARIES
                    FOR THE THREE YEARS ENDED MARCH 31, 1997


Note 1  -  Principally relates to discontinued operations.

Note 2  -  Relates to the reclassification of long-term reserves to current principally for cash disbursements made or anticipated over the next twelve month period.

Note 3  -  Principally the result of the settlement of certain unresolved issues relating to the sale of The Permian Corporation in 1992. As a result of the settlement, all outstanding claims were settled and the Corporation was released from any further liability associated with the sale. Previously established reserves related to these claims were released.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                      AVATEX CORPORATION AND SUBSIDIARIES
                                 March 31, 1997
                           (in thousands of dollars)

----------------------------------------------------------------------------------------------------------------------------------
          COL A                 COL B                  COL C                  COL D                      COL E
----------------------------------------------------------------------------------------------------------------------------------
                                                                         Cost capitalized              Gross amount
                                                   Initial cost             subsequent                at which carried
                                                    to company           to acquisition               at close of period
                                          ----------------------------------------------------------------------------------------
                               Encum-               Buildings and                 Carrying            Buildings and
       Description             brances      Land     Improvements   Improvements    Costs      Land   Improvements      Total
----------------------------------------------------------------------------------------------------------------------------------
Office building and
  hotel Annapolis MD.         $  5,265    $ 1,079      $ 3,402        $   924     $   -      $ 1,079     $  4,326     $  5,405

Hotel Washington D.C.            7,243      4,000        2,310            156         -        4,000        2,466        6,466

Office building
  Washington D.C.                2,320        725        2,175              -         -          725        2,175        2,900
                           -------------------------------------------------------------------------------------------------------

Total                         $ 14,828    $ 5,804      $ 7,887        $ 1,080     $   -      $ 5,804     $  8,967     $  14,771
                           =======================================================================================================

----------------------------------------------------------------------------------------------
          COL A                 COL F          COL G           COL H            COL I
----------------------------------------------------------------------------------------------
                                                                               Life on
                                                                                which
                                               Date                         depreciation
                             Accumulated        of             Date              is
       Description          depreciation   construction      acquired         computed
----------------------------------------------------------------------------------------------

Office building and                        Hotel - 1971
  hotel Annapolis MD.          $      403  Office - 1989   November 1993      5-39 years

Hotel Washington D.C.                 324      1961        October 1994       5-20 years

Office building
  Washington D.C.                       -      1955          May 1996     Under renovation
                               ----------

Total                          $      727
                               ==========

NOTES: The cost of land and buildings and improvements for federal income tax purposes is approximately $13.7 million.

        Reconciliation of real estate and accumulated depreciation for each of the last three fiscal years ended March 31, 1997 is as follows:

                                          ----------------------------------------------------------------------------------------
                                                   Fiscal 1997                    Fiscal 1996                    Fiscal 1995
                                          ----------------------------------------------------------------------------------------
                                                         Accumulated                 Accumulated                    Accumulated
                                           Real estate  Depreciation  Real estate   Depreciation    Real estate     Depreciation
                                          ----------------------------------------------------------------------------------------
Balance at beginning of period              $ 17,780     $  1,023      $  15,260    $    336         $ 12,920         $    80
  Acquisitions during period:
     Acquisitions other than through
       foreclosure                             2,900            -              -           -            3,706               -
     Improvements                                156            -            724           -            1,854               -
     Reclassification of asset held
       for sale to operating                       -            -          1,796         103                -               -
     Contribution of joint venture assets      4,000            -              -           -                -               -
  Depreciation                                     -          397              -         584                -             317
                                          ----------------------------------------------------------------------------------------
                                              24,836        1,420         17,780       1,023           18,480             397
  Deductions during period:
     Cost of real estate sold                 10,065          693             -            -            3,220              61
                                          ----------------------------------------------------------------------------------------
Balance at end of period                    $ 14,771     $    727      $  17,780    $  1,023         $ 15,260         $   336
                                          ----------------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 2-56083, 2-91622, 2-95028, 33-16919, 33-27060, 33-27719 and 33-56097 on Form
S-8, No. 33-2289 and 33-37531 on Form S-3 and No. 2-45941 on Form S-16 of
Avatex Corporation (formerly FoxMeyer Health Corporation) of our report dated June 27, 1997, which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Corporation's ability to continue as a going concern, appearing in this Annual Report on Form 10-K of Avatex Corporation for the year ended March 31, 1997.





Deloitte & Touche LLP
Dallas, Texas
June 27, 1997

                      AVATEX CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit
Number                          Description
-------                         -----------


3-A Restated Certificate of Incorporation of the Corporation and all subsequent amendments thereto. (Filed as Exhibit 3-A to the Corporation's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

3-B  Certificate of Amendment of Restated Certificate of Incorporation of the
     Corporation dated October 12, 1994. (Filed as Exhibit 3-A to the
     Corporation's Annual Report on Form 10-K for the fiscal year ended March
     31,1995 and incorporated herein by reference.)

3-C  Certificate of Resolution relating to the Corporation's $5 Cumulative
     Convertible Preferred Stock.  (Filed as Exhibit 4-B to the Corporation's
     Registration Statement on Form 8-B (File No. 1-8549) and incorporated herein by reference.)

3-D Certificate of Designations, Rights and Preferences relating to the Corporation's $4.20 Cumulative Exchangeable Series A Preferred Stock.
     (Filed as Exhibit 9(c)(1) to the Corporation's Schedule 13E-4 Issuer
     Tender Offer Statement dated October 6, 1993 and incorporated herein by reference.)

3-E  Certificate of Ownership and Merger Merging CareStream Holdings, Inc.
     into FoxMeyer Health Corporation. *

3-F  By-laws of the Corporation. (Filed as Exhibit 3-D to the Corporation's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

10-A National Intergroup, Inc. 1993 Stock Option and Performance Award Plan.
     (Filed as Exhibit 10-A to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference).

10-B National Intergroup, Inc. Director's Retirement Plan dated December 1,
     1983.  (Filed as Exhibit 10-A to the Corporation's Annual Report on Form
     10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)

10-C Stock Purchase and Recapitalization Agreement, dated as of June 26, 1990, among the Corporation, NII Capital Corporation, NKK Corporation, NKK
     U.S.A. Corporation and National Steel Corporation. (Filed as Exhibit 10-AQ to the Corporation's Annual Report on Form 10-K for the fiscal year ended
     March 31, 1990 and incorporated herein by reference.)

10-D Amendment to Stock Purchase and Recapitalization Agreement, dated as of
     July 31, 1991, among the Corporation, NII Capital Corporation, NKK
     Corporation, NKK U.S.A. Corporation and National Steel Corporation. (Filed as Exhibit 2-F to National Steel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

10-E Put Agreement, dated as of June 26, 1990, among NII Capital Corporation,
     NKK U.S.A. Corporation and National Steel Corporation. (Filed as Exhibit
     10-AQ to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-F Amended and Restated Weirton Liabilities Agreement, dated as of June 26,
     1990, among the Corporation, NII Capital Corporation and National Steel
     Corporation. (Filed as Exhibit 10-AQ to the Corporation's Annual Report on
     Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.)

10-G Amendment to Amended and Restated Weirton Liabilities Agreement, dated as of July 31, 1991, between the Corporation, NII Capital Corporation and
     National Steel Corporation. (Filed as Exhibit 10-H to National Steel
     Corporation's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1991 and incorporated herein by reference.)

10-H Agreement, dated as of February 3, 1993, among the Corporation, NII
     Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and National
     Steel Corporation.  (Filed as Exhibit 10.30 to National Steel
     Corporation's Registration Statement on Form S-1 (File No. 33-57952) and incorporated herein by reference.)

10-I Amendment dated October 12, 1994 to the 1993 Stock Option and Performance
     Award Plan of the Corporation. (Filed as Exhibit 10-D to the Corporation's
     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10-J Employment Agreement, dated as of February 27, 1995, between the
     Corporation and Abbey J. Butler. (Filed as Exhibit 10-AF to the
     Corporation's Annual Report on Form 10-K for the fiscal year ended March
     31, 1995 and incorporated herein by reference.)

10-K Employment Agreement, dated as of February 27, 1995, between the
     Corporation and Melvyn J. Estrin. (Filed as Exhibit 10-AG to the
     Corporation's Annual Report on Form 10-K for the fiscal year ended March
     31, 1995 and incorporated herein by reference.)

10-L Credit Agreement dated as of September 6, 1995 between the Corporation and
     Credit Lyonnais New York Branch. (Filed as Exhibit 10-E to the
     Corporation's Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1995 and incorporated herein by reference.)

10-M First Amendment to Credit Agreement, dated as of December 31, 1995, between the Corporation and Credit Lyonnais New York Branch. (Filed as
     Exhibit 10-AI to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.)

10-N Second Amendment to Credit Agreement, dated as of May 7, 1996, between the
     Corporation and Credit Lyonnais New York Branch. (Filed as Exhibit 10-AJ to the Corporation's Annual Report on Form 10-K for the fiscal year ended
     March 31, 1996 and incorporated herein by reference.)

10-O Third Amendment to Credit Agreement, dated as of September 13, 1996, between the Corporation and Credit Lyonnais New York Branch. (Filed as
     Exhibit 10-A to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.)

10-P Fourth Amendment to Credit Agreement, dated as of December 12, 1996, between the Corporation and Credit Lyonnais New York Branch. (Filed as
     Exhibit 10-B to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.)

10-Q Asset Purchase Agreement, dated as of October 3, 1996, between the
     Corporation, McKesson Corporation, FoxMeyer Corporation and certain subsidiaries of FoxMeyer Corporation. (Filed as Exhibit 2.1 to McKesson
     Corporation's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference.)

10-R First Amendment to Asset Purchase Agreement, dated as of November 7, 1996, between the Corporation, McKesson Corporation, FoxMeyer Corporation and certain subsidiaries of FoxMeyer Corporation. (Filed as Exhibit 2.2 to McKesson Corporation's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference.)


10-S  Employment Agreement dated as of November 7, 1996 between the Corporation and Edward L. Massman.*

10-T  Employment Agreement dated as of November 12, 1996 between the Corporation and Grady L. Schleier.*

10-U  Employment Agreement dated as of November 12, 1996 between the Corporation and Robert H. Stone.*

10-V  Employment Agreement dated as of November 20, 1996 between the Corporation and Scott E Peterson.*

10-W  Performance Incentive Plan of the Corporation, effective January 1, 1997.*

10-X  Avatex Corporation Employees' Savings and Profit Sharing Plan, effective as of April 1, 1997.*

11    Statement Re:  Computation of  earnings per common share.*

21    Subsidiaries of the Corporation.*

23    Consent of Independent Auditors is included in the List of Financial Statements and Financial Statement Schedules.

27    Financial Data Schedule.*


-------------------

*  Filed herewith