Form 10-Q
period 1997-06-30
AVATEX CORP
filed 1997-08-14
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
      -------------------------------------------------------------------
                   (Exact Name of Registrant as Specified in
                                  its Charter)







                 DELAWARE                                       25-1425889
----------------------------------------             ---------------------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)


      5910 N. Central Expressway,
       Suite 1780, Dallas, Texas                                    75206
----------------------------------------             ---------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code              214-365-7450
                                                     ---------------------------


-------------------------------------------------------------------------------




     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---


Number of shares of Common Stock outstanding as of August 11, 1997: 13,806,375

                         PART 1. FINANCIAL INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            For the three months
                                                                                ended June 30,
(in thousands, except per share amounts)                                    1997            1996
--------------------------------------------------------------------------------------------------
REVENUES                                                                  $   3,163    $   3,705
OPERATING COSTS
       Operating costs, including general and administrative costs            3,141        4,182
       Depreciation and amortization                                            202          426
       Unusual item                                                          33,292            -
--------------------------------------------------------------------------------------------------
OPERATING LOSS                                                              (33,472)        (903)
OTHER INCOME (EXPENSE), NET                                                  (4,980)         840
FINANCING COSTS
       Interest income                                                          593          360
       Interest expense                                                       1,362        2,117
--------------------------------------------------------------------------------------------------
Financing costs, net                                                            769        1,757
--------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
       CORPORATION, EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME
       TAX PROVISION AND MINORITY INTEREST                                  (39,221)      (1,820)
National Steel Corporation net preferred dividend income                      2,258        2,419
Equity in income (loss) of affiliates                                           318       (1,603)
--------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
       PROVISION AND MINORITY INTEREST                                      (36,645)      (1,004)
Income tax provision                                                              -       29,838
--------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                    (36,645)     (30,842)
Minority interest in results of operations of consolidated subsidiaries         301          785
--------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                         (36,946)     (31,627)
Discontinued operations
       Loss from discontinued operations, net of tax                              -      (18,043)
       Loss on disposal of discontinued operations, net of tax                    -     (238,682)
--------------------------------------------------------------------------------------------------
NET LOSS                                                                    (36,946)    (288,352)
Preferred stock dividends                                                     6,175        4,080
--------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                    $ (43,121)   $(292,432)
==================================================================================================
PER SHARE OF COMMON STOCK
       Loss from continuing operations                                    $   (3.12)   $   (2.11)
       Discontinued operations                                                    -       (15.16)
--------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                            $   (3.12)   $  (17.27)
--------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                  13,806       16,929
--------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                              June 30,       March 31,
(in thousands of dollars)                                                       1997            1997
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and short-term investments                                         $    4,283     $     7,173
      Restricted cash and investments                                             33,567          33,115
      Receivables - net                                                            3,113           3,059
      Other current assets                                                        10,320          15,293
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              51,283          58,640
INVESTMENT IN NATIONAL STEEL CORPORATION                                          44,989          44,961
INVESTMENTS IN AFFILIATES                                                         28,383          28,711

PROPERTY AND EQUIPMENT                                                            27,947          19,414
      Less accumulated depreciation and amortization                               1,172           1,024
---------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                        26,775          18,390

DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                                        -               -
MISCELLANEOUS ASSETS                                                               8,028           7,735
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $  159,458     $   158,437
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable                                                        $    1,045     $     1,501
      Other accrued liabilities                                                   32,700           7,752
      Long-term debt due within one year                                           5,374           2,969
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         39,119          12,222
LONG-TERM DEBT                                                                    32,589          27,482
OTHER LONG-TERM LIABILITIES                                                       43,779          35,985
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                     7,153           6,853
COMMITMENTS AND CONTINGENCIES                                                         -               -
REDEEMABLE PREFERRED STOCK                                                       195,567         189,402
STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock $5.00 par value; authorized 50,000,000 shares;
         issued: 13,806,375 shares at June 30, 1997 and 13,805,988
         shares at March 31, 1997                                                 69,032          69,030
      Capital in excess of par value                                             119,100         119,092
      Minimum pension liability                                                  (75,663)        (73,531)
      Retained deficit                                                          (271,218)       (228,098)
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                     (158,749)       (113,507)
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $  159,458     $   158,437
=========================================================================================================


See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        For the three months
                                                                           ended June 30,
(in thousands of dollars)                                               1997           1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (36,946)    $ (288,352)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:
    Minority interest in results of operations of consolidated
        subsidiaries                                                          301            785
    Equity in loss (income) of affiliates                                    (318)         1,603
    Depreciation and amortization                                             202            426
    Net preferred income from National Steel Corporation                   (2,258)        (2,419)
    Loss on disposal of discontinued operations                                -         238,682
    Unusual item                                                           33,292             -
    Loss (gain) on investments                                              4,991         (2,877)
    Other non-cash charges                                                    431          2,266
    Deferred income tax provision                                              -          29,836
    Depreciation and amortization,  provision for losses on accounts
       receivable and other items related to discontinued operations           -          10,198
    Cash provided (used) by working capital items, net of acquisitions:
       Receivables                                                            183          5,773
       Inventories                                                             -          26,018
       Other assets and restricted cash                                      (550)           374
       Accounts payable and accrued liabilities                            (1,508)         1,191
    Proceeds from accounts receivable financing program                        -          75,000
    Other                                                                      -          (1,571)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (2,180)        96,933
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction in cash from reclassification to discontinued operations         -         (24,366)
    Acquisition, net of cash acquired                                      (7,387)            -
    Purchase of property and equipment                                       (599)       (31,418)
    Purchase of investments                                                  (150)        (6,248)
    Proceeds from the sale of investments                                     160         10,763
    Other                                                                     140            393
-------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                      (7,836)       (50,876)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit facilities                               -         447,492
    Repayments under revolving credit facilities                               -        (312,693)
    Proceeds from the issuance of long-term debt                            7,500         14,520
    Debt repayments                                                          (190)      (206,467)
    Debt issuance costs                                                      (184)        (8,140)
    Dividends paid on redeemable preferred stock                               -            (926)
    Dividends paid to minority interests                                       -          (1,446)
    Exercise of stock options                                                  -           1,680
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            7,126        (65,980)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                            (2,890)       (19,923)
    Cash and short-term investments, beginning of period                    7,173         26,987
-------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                          $   4,283     $    7,064
-------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Avatex Corporation and its subsidiaries (the "Corporation") are primarily engaged in owning and operating hotels and office buildings. The Corporation also holds interests in other corporations and partnerships.

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

The consolidated financial statements include the results of discontinued operations. The condensed consolidated financial statements for prior periods have been reclassified to reflect all discontinued operations. Certain other previously reported amounts have been reclassified to conform to current year presentations.

The accompanying condensed consolidated balance sheet of the Corporation as of June 30, 1997, the condensed consolidated statements of operations for the three months ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the three months ended June 30, 1997 and 1996, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1997, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1997, and should be read in conjunction with this quarterly report.

The "Unusual item" in the condensed consolidated statement of operations for the three months ended June 30, 1997 represents a one-time charge incurred in connection with the settlement reached with the trustee of the Corporation's bankrupt subsidiary, FoxMeyer Corporation (see Note 7).


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

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" was issued. SFAS No. 128 modifies the presentation of earnings per share under generally accepted accounting principles requiring a presentation of "basic" and "diluted" earnings per share effective for periods ending after December 15, 1997. Pro forma earnings per share amounts calculated using SFAS No. 128 are as follows:

                                                           For the three months
                                                              ended June 30,

                                                           1997            1996
-----------------------------------------------------------------------------------
Loss per share as reported
         Loss from continuing operations                   $ (3.12)        $ (2.11)
         Discontinued operations                               -            (15.16)
         Net loss                                            (3.12)         (17.27)

Pro Forma loss per share
     Basic
          Loss from continuing operations                    (3.12)          (2.13)
          Discontinued operations                              -            (15.33)
          Net loss                                           (3.12)         (17.46)
     Diluted
          Loss from continuing operations                    (3.12)          (2.13)
          Discontinued operations                              -            (15.33)
          Net loss                                           (3.12)         (17.46)
-----------------------------------------------------------------------------------


NOTE 3 - ACQUISITIONS

A partnership (the "Partnership") in which the Corporation has a 50% controlling interest was a 34.5% minority partner in a hotel in Arlington, Virginia. On June 5, 1997, the Partnership acquired the 65.5% of the property not already owned for approximately $7.4 million, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. The Corporation accounts for the Partnership on a consolidated basis. If the property had been acquired at the beginning of the current or prior fiscal year, revenues would have been approximately $1.2 million and $1.6 million greater than reported, respectively. The pro forma impact on income from continuing operations if the acquisition had taken place at the beginning of the current or prior fiscal year is not material.

NOTE 4 - LONG-TERM DEBT

The Corporation has a secured loan (the "Secured Loan") with an outstanding balance of $14.9 million at June 30, 1997. The Secured Loan is collateralized by the Corporation's interest in Phar-Mor, Inc.'s common stock held by Hamilton Morgan LLC, a 69.8% owned consolidated subsidiary, and other marketable securities. The Corporation is currently in compliance with all collateral requirements.

The Partnership borrowed $7.5 million in connection with the purchase of the remaining 65.5% interest in a hotel (see Note 3). The note is non-recourse, has an interest rate of 9.16%, requires monthly principal and interest payments, has a balloon payment at maturity in July 2004 and is secured by the property.

NOTE 5 - CAPITAL STOCK

The Corporation has not declared or paid any dividends on its preferred stock since January 15, 1997, including those due on January 15, 1997. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid if declared have been shown in the condensed consolidated statement of operations for June 30, 1997 as if they had been declared, with a corresponding charge to the retained deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid were $2.4 million ($3.75 per share) and $13.9 million ($3.23 per share) on the convertible preferred stock and Series A preferred stock, respectively.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                              For the three months
                                                                 ended June 30,

                                                              1997            1996
-------------------------------------------------------------------------------------

Interest paid                                                 $   794         $16,201
Income taxes paid                                                   -               -
Non-cash transactions:
     Payment of dividends in kind on preferred stock                -           2,659
     Cumulative dividends in arrears accrued                    5,584               -
-------------------------------------------------------------------------------------



NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 29, 1997, the Corporation announced a settlement of certain litigation initially brought against it by the Official Unsecured Creditors' Committee (the "Committee") of FoxMeyer Corporation ("FoxMeyer"), et al., in the FoxMeyer bankruptcy proceedings presently pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The litigation relates to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. Upon the conversion of the FoxMeyer cases to Chapter 7, the Chapter 7 Trustee (the "Trustee") succeeded to the Committee's interest in the litigation, and thereafter entered into a settlement (the "Settlement") with the Corporation. The Settlement is subject to approval of the Bankruptcy Court, which is scheduled to hear a motion to approve the Settlement on September 16, 1997.

The Settlement provides for the dissolution of an injunction order that currently prohibits the Corporation from transferring, selling, or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19th dividend without the consent of the Trustee or approval of the Bankruptcy Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Trustee and either obtains the Trustee's consent or Bankruptcy Court approval. In addition, under the Settlement, the Corporation will pay $25.3 million to the Trustee and execute an $8.0 million three year note payable to the Trustee. In exchange, the Trustee will release the Corporation from all claims and will grant it a 30% interest, up to the greater of $10.0 million or the amount owed under the note, in certain litigation that may be brought by the Trustee against specified third parties. The proceeds from the Corporation's 30% interest must be first used to satisfy its obligation under the $8.0 million note. Finally, the Settlement specifically provides for the immediate use of approximately $6.1 million in connection with a potential purchase of 1,132,500 shares of common stock of Phar-Mor, Inc. now owned by Hamilton Morgan LLC, which if purchased by the Corporation would be pledged to the Trustee as additional collateral for the $8.0 million note. If such stock is not purchased, the funds would be applied against the amount owed under the note. In the June 30, 1997 condensed consolidated balance sheet, the cash portion of the Settlement has been accrued in "Other accrued liabilities" and the note payable in "Other long-term liabilities."

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

The Corporation's reserves for environmental assessments, remediation activities, penalties or fines that may be imposed for non-compliance with such laws or regulations have not changed materially since March 31, 1997. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel.

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

In connection with litigation claims by the Corporation and certain other plaintiffs against various insurance carriers for coverage of certain environmental liabilities, the Corporation and the other plaintiffs have reached tentative settlements with all but one of the defendants in the case. Definitive settlement agreements have been executed with certain carriers and are being negotiated with the remaining carriers. In addition, the plaintiffs are currently negotiating among themselves regarding allocation of the proceeds of the settlements. At this time, the Corporation is unable to determine how much of the settlement proceeds, if any, will accrue to its benefit.

In connection with the October 1994 merger of FoxMeyer into a wholly-owned subsidiary of the Corporation (the "Merger"), several class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of FoxMeyer common stock. In December 1994, the State of Wisconsin Investment Board ("SWIB") filed a complaint against the Corporation. The SWIB complaint alleges that the defendants breached their fiduciary duty to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and that the proxy statement issued in connection with the Merger failed to disclose certain important facts. On April 30, 1995, the SWIB action was consolidated with the class action lawsuit. An amended complaint was filed in the consolidated case on February 13, 1996. The amended complaint essentially alleges the same claims previously raised. The Corporation believes these lawsuits are without merit and intends to contest these allegations.

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

The Corporation and certain officers also have been named as defendants in Grossman v. FoxMeyer Health Corp., et al., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. This action purports to be brought on behalf of all holders of the Corporation's common stock during the period from

October 30, 1995, to July 1, 1996, and which seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the federal actions described above. On January 27, 1997, the Corporation moved for summary judgment in the lawsuit on the ground that the proposed plaintiff class, as plaintiff herself alleges, did not purchase or sell any of the Corporation's securities during the class period. The court held a hearing on the Corporation's summary judgment motion on May 29, 1997 and has taken the matter under advisement. The Corporation intends to continue to vigorously defend the lawsuit.

In August 1994, a group of four individuals filed a class action lawsuit against their former employer, FoxMeyer Drug Company, in Texas State Court. The lawsuit alleged that the termination of the plaintiffs' employment, made as part of a reduction-in-force, violated the Age Discrimination in Employment Act. The lawsuit also named FoxMeyer and the Corporation as defendants, all of which denied the plaintiffs' allegations. The lawsuit was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division and, in August 1996, the case against FoxMeyer Drug Company and FoxMeyer was stayed following their filing for relief under Chapter 11 of the Bankruptcy Code. On September 9, 1996, the Court granted the Corporation's motion for summary judgment and entered a partial final judgment in the Corporation's favor on the ground that it could not be considered a "single employer" of the plaintiffs under the Age Discrimination in Employment Act. The plaintiffs have appealed the judgment to the United States Court of Appeals for the Fifth Circuit, No. 96-11278. The parties have completed their briefings, and oral arguments on the appeal were heard August 6, 1997. If the lower court's ruling is reversed, the Corporation will continue to vigorously contest the lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                      AVATEX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1997
                           (IN THOUSANDS OF DOLLARS)



OVERVIEW

On July 29, 1997, the Corporation announced a settlement of certain litigation initially brought against it by the Official Unsecured Creditors' Committee (the "Committee") of FoxMeyer Corporation ("FoxMeyer"), et al., in the FoxMeyer bankruptcy proceedings presently pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The litigation relates to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. Upon the conversion of the FoxMeyer cases to Chapter 7, the Chapter 7 Trustee (the "Trustee") succeeded to the Committee's interest in the litigation, and thereafter entered into a settlement (the "Settlement") with the Corporation. The Settlement is subject to approval of the Bankruptcy Court, which is scheduled to hear a motion to approve the Settlement on September 16, 1997. The charge to operations related to the Settlement is shown as an "Unusual item" in the condensed consolidated statements of operations.

The Settlement provides for the dissolution of an injunction order that currently prohibits the Corporation from transferring, selling, or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19th dividend without the consent of the Trustee or approval of the Bankruptcy Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Trustee and either obtains the Trustee's consent or Bankruptcy Court approval. In addition, under the Settlement, the Corporation will pay approximately $25,292 to the Trustee and execute an $8,000 three year note payable to the Trustee. In exchange, the Trustee will release the Corporation from all claims and will grant it a 30% interest, up to the greater of $10,000 or the amount owed under the note, in certain litigation that may be brought by the Trustee against specified third parties. The proceeds from the Corporation's 30% interest must be first used to satisfy its obligation under the $8,000 note. Finally, the Settlement specifically provides for the immediate use of approximately $6,100 in connection with a potential purchase of 1,132,500 shares of common stock of Phar-Mor, Inc. ("Phar-Mor") now owned by Hamilton Morgan LLC ("Hamilton Morgan"), which if purchased by the Corporation would be pledged to the Trustee as additional collateral for the $8,000 note. If such stock is not purchased, the funds would be applied against the amount owed under the note.

A partnership (the "Partnership") in which the Corporation has a 50% controlling interest was a 34.5% minority partner in a hotel in Arlington, Virginia. On June 5, 1997, the Partnership acquired the 65.5% of the property not already owned for approximately $7,387, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. The Corporation accounts for the Partnership on a consolidated basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

OPERATING LOSS

Revenues from real estate operations decreased $542 to $3,163 for the quarter ended June 30, 1997 compared to $3,705 for the quarter ended June 30, 1996. The decrease was the result of the disposal of several properties in fiscal 1997 partially offset by increased revenues at the remaining properties and the purchase of an additional interest in a hotel accounted for on the equity basis in the prior year as described above.

Operating costs decreased $1,265 to $3,343 for the quarter ended June 30, 1997 compared to $4,608 for the quarter ended June 30, 1996. A reduction in real estate operating costs of $451 was the result of properties disposed of in the prior year partially offset by costs related to increased revenues at the remaining properties and the addition of another property acquired in the current fiscal year. The remainder of the decrease was primarily due to a reduction in corporate overhead costs.

The unusual item charge for the three months ended June 30, 1997 relates to the Settlement with the Trustee as discussed above.

OTHER INCOME (EXPENSE)

Other expense of $4,980 for the three months ended June 30, 1997 primarily related to the loss of $5,151 for the quarter from the Corporation's adjusting the carrying value of its investment in Urohealth Systems, Inc. to market value as of June 30, 1997. In the prior year, the income of $840 for the three months ended June 30, 1996 was primarily the result of $2,883 in gains on trading securities and on the early collection of a real estate note receivable partially offset by the $2,043 write-off of the Corporation's investment in Ben Franklin Retail Stores, Inc.

NET FINANCING COSTS

Net financing costs decreased $988 to $769 for the quarter ended June 30, 1997 compared to $1,757 for the quarter ended June 30, 1996. Interest income increased $233 primarily from increased invested funds related to restricted cash balances partially offset by decreased interest income on real estate notes receivable either from their early collection or disposal in fiscal 1997.

Interest expense decreased $755. Approximately $214 of the decrease related to real estate operations primarily due to operations disposed of in fiscal 1997. The remainder of the decrease primarily related to the payoff of the revolving debt of the Corporation in August 1996 and a decrease in the amount outstanding under the Corporation's other debt.

NATIONAL STEEL CORPORATION

The net preferred dividend income for National Steel Corporation was $2,258 for the three months ended June 30, 1997 compared to $2,419 for the prior year. A decrease in the Weirton pension income for the current period was the primary reason for the $161 decrease.

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income was $318 for the quarter ended June 30, 1997 compared to equity in loss of $1,603 for the quarter ended June 30, 1996. The improvement of $1,921 was primarily the result of significantly better results from the Corporation's equity investment in Phar-Mor. In addition, the prior year equity loss included a loss from the Corporation's equity investment in FoxMeyer Canada Inc., which was sold in October 1996.

INCOME TAXES

The Corporation recorded no income tax provision for the current year. The income tax benefit on the current year's loss was offset by an increase in the deferred tax asset valuation allowance. The $29,838 income tax provision for the prior year was primarily the result of the increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing in August 1996.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest decreased $484 to $301 for the quarter ended June 30, 1997 compared to $785 for the quarter ended June 30, 1996. The decrease in minority interest related to decreased income from real estate operations partially offset by an increase in minority interest related to Hamilton Morgan as a result of increased earnings for Phar-Mor compared to the prior fiscal year.

DISCONTINUED OPERATIONS

The loss for the three months ended June 30, 1996 relates to the loss from operations and/or the loss on disposal of FoxMeyer and US HealthData Interchange, Inc. which were both treated as discontinued operations beginning in the prior fiscal year.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends have increased to $6,175 for the three months ended June 30, 1997 compared to $4,080 for the three months ended June 30, 1996. The increase was primarily the result of pay-in-kind dividends on the Series A preferred stock that were paid in the prior fiscal year. The Series A preferred stock's charge to equity in the prior year was based on the market value on the ex-dividend date of the additional preferred stock paid as a dividend. After the October 1996 payment, all future payments on Series A preferred stock must be in cash. The current year charge is, therefore, based on the cash dividend that would have been paid if declared (see Note 5 to the condensed consolidated financial statements).


                        LIQUIDITY AND CAPITAL RESOURCES


As of July 31, 1997, the Corporation had cash and short-term investments of approximately $2,800. In addition, the Corporation had $33,567 in restricted cash and investments. Approximately $25,292 of restricted cash, plus any interest earned after June 30, 1997, will be paid to the Trustee after approval of the Settlement by the Bankruptcy Court as discussed in the "Overview". Of the remaining balance in restricted cash, approximately $2,175 will be used by the Corporation for general corporate purposes and approximately $6,100 will be available for a potential purchase of 1,132,500 shares of Phar-Mor common stock now owned by Hamilton Morgan. If the purchase of Phar-Mor common stock does not take place by a certain date, then those funds will be used to reduce the note payable to the Trustee.

The Corporation's mandatory cash requirements include the funding of monthly operating activities, benefit obligations, and cash outlays attributable to environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. A principal payment of $2,500 is required in September 1997 under a secured loan. The Corporation, at its option, may request payment on a $2,500 note receivable in August 1997. As set forth above, the Corporation also believes that funds will be available for general corporate purposes from restricted cash in September 1997.

Including and beginning with the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividend payments on its Series A preferred stock or its convertible preferred stock. If the Corporation does not pay dividends on its preferred stock for six consecutive quarters, the preferred shareholders would have the ability to elect a specified number of members to the Board of Directors.

On December 19, 1996, the Corporation announced that it had exercised its option to either sell its 69.8% interest in Hamilton Morgan or buy the minority interest from Hamilton Morgan's other major investor, Robert Haft, Chairman and Chief Executive Officer of Phar-Mor. The Corporation and Mr. Haft are currently in negotiations. The Corporation, as noted above, will be able to fund its purchase from funds to be released from restricted cash in connection with the Settlement. The shares of Phar-Mor owned directly by the Corporation are not involved in this transaction.

Until the Settlement with the Trustee is approved by the Bankruptcy Court, the Corporation operates under an Agreed Preliminary Injunction Order (the "Order") which enjoins the Corporation from transferring, selling or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19, 1996, dividend from FoxMeyer to the Corporation without the consent of the Trustee or approval of the Bankruptcy Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Trustee and either obtains the Trustee's consent or Bankruptcy Court approval.

The Order significantly impairs the Corporation's liquidity and its ability to conduct business by restricting the Corporation's use of its assets. The Settlement described above will remove the constraints placed on the Corporation's assets by the Order, although it will reduce the Corporation's assets by the approximate $25,292 cash payment to be made to the Trustee. The Bankruptcy Court is scheduled to hear a motion to approve the Settlement on September 16, 1997.

The Corporation intends to continue to invest in real estate and make other investments, and pursue the acquisition of an operating company once the Settlement with the Trustee has been approved by the Bankruptcy Court. The Corporation will rely on cash on hand, the funds to be released from restricted cash, the sale of real estate or other investments, and any excess cash from its real estate operations to meet its future obligations. In addition, the Corporation will liquidate assets, to the extent necessary, to meet its cash requirements. Because there can be no assurance as to the value of these assets or the ability of the Corporation to timely liquidate these investments when funds are needed, the Corporation's future ability to meet its ongoing obligations is not assured. The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.


                                     OTHER

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. SFAS No. 130 will require that changes in the balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses and minimum pension liability adjustments) be added to net income to arrive at comprehensive income. If the Corporation had adopted SFAS No. 130 in the current fiscal year, comprehensive loss for the three months ended June 30, 1997 and 1996 would be as follows:


                                                                     For the three months
                                                                        ended June 30,

                                                                    1997             1996
---------------------------------------------------------------------------------------------
Net loss                                                           $(36,946)       $(288,352)
Other comprehensive income (loss), net of tax
      Unrealized losses on securities                                     -              (66)
      Less: reclassification adjustment for losses included in
       net loss                                                           -               17
---------------------------------------------------------------------------------------------
      Net unrealized losses                                               -              (49)
      Minimum pension liability adjustment                           (2,132)               -
---------------------------------------------------------------------------------------------
           Total other comprehensive loss                            (2,132)             (49)
---------------------------------------------------------------------------------------------
Comprehensive loss                                                 $(39,078)       $(288,401)
=============================================================================================

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which is effective for periods ending after December 15, 1997. SFAS No. 128 does not have any impact on the financial results or financial condition of the Corporation, but will result in a change in the calculation of earnings per share.

The effect of the changes for the three months ended June 30, 1997 and 1996, respectively, is shown in Note 2 to the condensed consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Corporation plans to adopt SFAS No. 131 with the fiscal year beginning April 1, 1998. SFAS No. 131 does not have any impact on the financial results or financial condition of the Corporation, but will result in certain changes in required disclosures of segment information.

                          PART II - OTHER INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES



ITEM 1.  LEGAL PROCEEDINGS

With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the following additional information is provided:

BANKRUPTCY/TRUSTEE LITIGATION. On July 29, 1997, the Corporation announced a settlement of certain litigation initially brought against it by the Official Unsecured Creditors' Committee (the "Committee") of FoxMeyer Corporation ("FoxMeyer"), et al., in the FoxMeyer bankruptcy proceedings presently pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The litigation relates to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. Upon the conversion of the FoxMeyer cases to Chapter 7, the Chapter 7 Trustee (the "Trustee") succeeded to the Committee's interest in the litigation, and thereafter entered into a settlement (the "Settlement") with the Corporation. The Settlement is subject to approval of the Bankruptcy Court, which is scheduled to hear a motion to approve the Settlement on September 16, 1997.

The Settlement provides for the dissolution of an injunction order that currently prohibits the Corporation from transferring, selling, or otherwise disposing of, or encumbering or pledging (i) any assets or proceeds from the sale of the assets which the Corporation received as part of the June 19th dividend without the consent of the Trustee or approval of the Bankruptcy Court and (ii) any of its other assets, except in the ordinary course of business, unless the Corporation provides five days prior notice to the Trustee and either obtains the Trustee's consent or Bankruptcy Court approval. In addition, under the Settlement, the Corporation will pay $25.3 million to the Trustee and execute an $8.0 million three year note payable to the Trustee. In exchange, the Trustee will release the Corporation from all claims and will grant it a 30% interest, up to the greater of $10.0 million or the amount owed under the note, in certain litigation that may be brought by the Trustee against specified third parties. The proceeds from the Corporation's 30% interest must be first used to satisfy its obligation under the $8.0 million note. Finally, the Settlement specifically provides for the immediate use of approximately $6.1 million in connection with a potential purchase of 1,132,500 shares of common stock of Phar-Mor, Inc. now owned by Hamilton Morgan LLC, which if purchased by the Corporation would be pledged to the Trustee as additional collateral for the $8.0 million note. If such stock is not purchased, the funds would be applied against the amount owed under the note.

MCKESSON/VENDOR LITIGATION. With reference to the separate action filed by the Committee in the Bankruptcy Court, which seeks a declaration that the FoxMeyer bankruptcy estate owns the claims asserted by the Corporation in certain litigation commenced in Texas State Court, on July 18, 1997, the Corporation filed its answers to the two complaints filed by the Committee and intervenor McKesson Corporation ("McKesson"), and its response to the motion for summary judgment filed by McKesson. The Corporation set forth in these documents the bases for its belief that it owns the claims asserted by it in the Texas State Court litigation.

ENVIRONMENTAL INSURANCE LITIGATION. With reference to the environmental insurance litigation filed by the Corporation and certain other plaintiffs against Continental Casualty Co., the Insurance Company of North America and various other insurance carriers, the Corporation and the other plaintiffs have reached tentative settlements with all but one of the defendants in the case. Definitive settlement agreements have been executed with certain carriers and are being negotiated with the remaining carriers. In addition, the plaintiffs are currently negotiating among themselves regarding allocation of the proceeds of the settlements.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

The Corporation did not declare, nor did it pay, the dividends due for the quarterly periods ended January 15, 1997, April 15, 1997 and July 15, 1997 on either the Convertible Preferred Stock or the Series A Preferred Stock. These two issues are cumulative. The cumulative dividends accrued and unpaid were approximately $2.4 million ($3.75 per share) and $13.9 million ($3.23 per share) on the Convertible Preferred Stock and Series A Preferred Stock, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its 1997 annual meeting of stockholders on August 12, 1997 (the "Annual Meeting").

At the Annual Meeting, the following individuals were elected as directors of the Corporation, each to serve until the annual meeting of stockholders to be held in 2000:

                  Hyman H. Frankel
                  Fred S. Katz
                  Charles C. Pecarro

The terms of the following directors of the Corporation continued after the Annual Meeting:

                  Abbey J. Butler
                  Melvyn J. Estrin
                  William A. Lemer
                  John L. Wineapple

 The number of votes cast for, or withheld, with respect to the election of directors, was as follows:


                                          For               Withheld
                                       ---------            --------
Hyman H. Frankel                       9,904,531             368,327
Fred S. Katz                           9,969,809             303,049
Charles C. Pecarro                     9,969,434             303,424



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                10-A   -     Amendment No. 1 to the Performance Incentive Plan
                             of Avatex Corporation

                11     -     Statement Re: Computation of Earnings Per Common
                             Share

                27     -     Financial Data Schedule

         (b)    Reports on 8-K

                There were no Current Reports filed by the Corporation on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AVATEX CORPORATION


August 14, 1997                   By: /s/ Edward L. Massman
                                      ----------------------------------------
                                      Edward L. Massman
                                      Senior Vice President and Chief Financial
                                        Officer (Principal Financial Officer)

August 14, 1997                   By: /s/ Scott E Peterson
                                      -----------------------------------------
                                      Scott E Peterson
                                      Vice President Finance and Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
--------                          -----------
10-A           -    Amendment No. 1 to the Performance Incentive Plan of
                    Avatex Corporation

11             -    Statement Re: Computation of Earnings Per Common Share

27             -    Financial Data Schedule