Form 10-Q
period 1997-09-30
AVATEX CORP
filed 1997-11-14
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                          COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)





                            DELAWARE                           25-1425889
   ----------------------------------------------------   --------------------
                 (State or Other Jurisdiction of            (I.R.S. Employer
                  Incorporation or Organization)           Identification No.)


   5910 N. Central Expressway, Suite 1780, Dallas, Texas        75206
   ----------------------------------------------------   --------------------
            (Address of Principal Executive Offices)          (Zip Code)


   Registrant's Telephone Number, Including Area Code         214-365-7450
                                                          --------------------




     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                      ---   ---


Number of shares of Common Stock outstanding as of November 11, 1997: 13,806,375
                                                                      ----------

                         PART 1. FINANCIAL INFORMATION

                     AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                               For the three months
                                                                                ended September 30,
(in thousands, except per share amounts)                                        1997           1996
----------------------------------------------------------------------------------------------------
REVENUES                                                                    $   3,660      $   4,101
OPERATING COSTS
      Operating costs, including general and administrative costs               4,264          5,067
      Depreciation and amortization                                               250            412
      Unusual items                                                            (1,704)            --
----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                           850         (1,378)
OTHER EXPENSE                                                                    (326)        (2,658)
FINANCING COSTS
      Interest income                                                              55            483
      Interest expense                                                          1,452          1,450
----------------------------------------------------------------------------------------------------
Financing costs, net                                                            1,397            967
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
      CORPORATION, EQUITY IN LOSS OF AFFILIATES, INCOME
      TAX PROVISION AND MINORITY INTEREST                                        (873)        (5,003)
National Steel Corporation net preferred dividend income                        2,251          2,406
Equity in loss of affiliates                                                   (2,928)          (784)
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
      PROVISION AND MINORITY INTEREST                                          (1,550)        (3,381)
Income tax provision                                                               --              7
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                       (1,550)        (3,388)
Minority interest in results of operations of consolidated subsidiaries            35            225
----------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                            (1,585)        (3,613)
Discontinued operations
      Loss from discontinued operations, net of tax                                --         (1,146)
      Loss on disposal of discontinued operations, net of tax                      --           (366)
----------------------------------------------------------------------------------------------------
NET LOSS                                                                       (1,585)        (5,125)
Preferred stock dividends                                                       6,323          3,080
----------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                      $  (7,908)     $  (8,205)
====================================================================================================
PER SHARE OF COMMON STOCK
      Loss from continuing operations                                       $   (0.57)     $   (0.43)
      Discontinued operations                                                      --          (0.10)
----------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                              $   (0.57)     $   (0.53)
----------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    13,806         15,356
====================================================================================================

See notes to condensed consolidated financial statements.

                     AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                               For the six months
                                                                               ended September 30,
(in thousands, except per share amounts)                                       1997           1996
----------------------------------------------------------------------------------------------------
REVENUES                                                                    $   6,823      $   7,806
OPERATING COSTS
      Operating costs, including general and administrative costs               7,405          9,249
      Depreciation and amortization                                               452            838
      Unusual items                                                            31,588             --
----------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                (32,622)        (2,281)
OTHER EXPENSE                                                                  (5,306)        (1,818)
FINANCING COSTS
      Interest income                                                             648            843
      Interest expense                                                          2,814          3,567
----------------------------------------------------------------------------------------------------
Financing costs, net                                                            2,166          2,724
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
      CORPORATION, EQUITY IN LOSS OF AFFILIATES, INCOME
      TAX PROVISION AND MINORITY INTEREST                                     (40,094)        (6,823)
National Steel Corporation net preferred dividend income                        4,509          4,825
Equity in loss of affiliates                                                   (2,610)        (2,387)
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
      PROVISION AND MINORITY INTEREST                                         (38,195)        (4,385)
Income tax provision                                                               --         29,845
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                      (38,195)       (34,230)
Minority interest in results of operations of consolidated subsidiaries           336          1,010
----------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                           (38,531)       (35,240)
Discontinued operations
      Loss from discontinued operations, net of tax                                --        (19,189)
      Loss on disposal of discontinued operations, net of tax                      --       (239,048)
----------------------------------------------------------------------------------------------------
NET LOSS                                                                      (38,531)      (293,477)
Preferred stock dividends                                                      12,498          7,160
----------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                      $ (51,029)     $(300,637)
====================================================================================================
PER SHARE OF COMMON STOCK
      Loss from continuing operations                                       $   (3.70)     $   (2.62)
      Discontinued operations                                                      --         (16.00)
----------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                              $   (3.70)     $  (18.62)
----------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    13,806         16,142
====================================================================================================

See notes to condensed consolidated financial statements.

                     AVATEX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                         September 30,    March 31,
(in thousands of dollars)                                    1997           1997
---------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and short-term investments                    $   2,475      $   7,173
      Restricted cash and investments                       27,983         33,115
      Receivables - net                                      3,138          3,059
      Other current assets                                   9,428         15,293
---------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        43,024         58,640
INVESTMENT IN NATIONAL STEEL CORPORATION                    44,958         44,961
INVESTMENTS IN AFFILIATES                                   25,406         28,711
PROPERTY AND EQUIPMENT                                      29,241         19,414
      Less accumulated depreciation and amortization         1,394          1,024
---------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                  27,847         18,390
DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                --             --
MISCELLANEOUS ASSETS                                         8,029          7,735
---------------------------------------------------------------------------------
 TOTAL ASSETS                                            $ 149,264      $ 158,437
=================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable                                   $   1,242      $   1,501
      Other accrued liabilities                             33,301          7,752
      Long-term debt due within one year                    17,982          2,969
---------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   52,525         12,222
LONG-TERM DEBT                                              28,059         27,482
OTHER LONG-TERM LIABILITIES                                 34,609         35,985
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                 979          6,853
COMMITMENTS AND CONTINGENCIES                                 --             --
REDEEMABLE PREFERRED STOCK                                 201,889        189,402
STOCKHOLDERS' DEFICIT
      Common stock $5.00 par value; authorized              69,032         69,030
        50,000,000 shares; issued: 13,806,375
        shares at September 30, 1997 and
        13,805,988 shares at March 31, 1997
      Capital in excess of par value                       119,100        119,092
      Minimum pension liability                            (77,802)       (73,531)
      Retained deficit                                    (279,127)      (228,098)
---------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                               (168,797)      (113,507)
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $ 149,264      $ 158,437
=================================================================================

See notes to condensed consolidated financial statements.

                     AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                  For the six months
                                                                                  ended September 30,
(in thousands of dollars)                                                         1997            1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (38,531)     $(293,477)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:
    Minority interest in results of operations of consolidated subsidiaries           336          1,010
    Equity in loss of affiliates                                                    2,610          2,387
    Depreciation and amortization                                                     452            838
    Net preferred income from National Steel Corporation                           (4,509)        (4,825)
    Loss on disposal of discontinued operations                                      --          239,048
    Unusual item                                                                   33,292           --
    Loss on investments                                                             5,322            112
    Other non-cash charges                                                            745          2,242
    Deferred income tax provision                                                    --           29,836
    Depreciation and amortization, provision for losses on accounts
       receivable and other items related to discontinued operations                 --           10,378
    Cash provided (used) by working capital items, net of acquisitions:
       Receivables                                                                    171         19,508
       Inventories                                                                   --           26,018
       Other assets and restricted cash                                             5,651         (3,882)
       Accounts payable and accrued liabilities                                    (2,652)        (6,496)
    Proceeds from accounts receivable financing program                              --           75,000
    Other                                                                            --             (796)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,887         96,901
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction in cash from reclassification to discontinued operations               --          (24,366)
    Acquisition, net of cash acquired                                              (7,399)          --
    Purchase of property and equipment                                             (1,881)       (32,762)
    Purchase of investments                                                        (6,210)        (6,227)
    Proceeds from the sale of investments                                             660         56,107
    Other                                                                             140          1,327
--------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                             (14,690)        (5,921)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit facilities                                     --          447,492
    Repayments under revolving credit facilities                                     --         (326,883)
    Proceeds from the issuance of long-term debt                                    7,693         14,520
    Debt repayments                                                                  (304)      (211,995)
    Debt issuance costs                                                              (184)        (8,070)
    Purchase of treasury stock                                                       --          (16,726)
    Purchase of preferred stock                                                      --           (8,256)
    Dividends paid on redeemable preferred stock                                     --           (1,851)
    Dividends paid to minority interests                                             (100)        (1,675)
    Exercise of stock options                                                        --            1,680
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    7,105       (111,764)
--------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                    (4,698)       (20,784)
    Cash and short-term investments, beginning of period                            7,173         26,987
--------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                  $   2,475      $   6,203
========================================================================================================

See notes to condensed consolidated financial statements.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


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

The accompanying condensed consolidated balance sheet of the Corporation as of September 30, 1997, the condensed consolidated statements of operations for the three and six months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended September 30, 1997 and 1996, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1997, and should be read in conjunction with this quarterly report.

The "Unusual items" in the condensed consolidated statement of operations for the three months ended September 30, 1997 represents income from the settlement of litigation primarily with insurance carriers related to environmental liability claims. The six months ended September 30, 1997 also include charges incurred in connection with the settlement reached in litigation with the Chapter 7 Bankruptcy Trustee of the Corporation's subsidiary, FoxMeyer Corporation ("FoxMeyer"). See Note 7.


NOTE 2 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share is based on the loss after preferred stock dividend requirements and the weighted average number of shares of common stock outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per share is not presented as it is substantially the same as primary earnings per share or is anti-dilutive, as applicable.

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


                                                        For the three months      For the six months
                                                         ended September 30,      ended September 30,
                                                           1997        1996         1997       1996
   ---------------------------------------------------------------------------------------------------
    Loss per share as reported
             Loss from continuing operations            $ (0.57)    $ (0.43)     $ (3.70)   $  (2.62)
             Discontinued operations                          -       (0.10)           -      (16.00)
             Net loss                                   $ (0.57)      (0.53)       (3.70)     (18.62)

    Pro Forma loss per share
        Basic
             Loss from continuing operations            $ (0.57)      (0.43)       (3.70)      (2.64)
             Discontinued operations                          -       (0.10)           -      (16.09)
             Net loss                                   $ (0.57)      (0.53)       (3.70)     (18.73)
        Diluted
             Loss from continuing operations            $ (0.57)      (0.43)       (3.70)      (2.64)
             Discontinued operations                          -       (0.10)           -      (16.09)
             Net loss                                   $ (0.57)      (0.53)       (3.70)     (18.73)
   ---------------------------------------------------------------------------------------------------



NOTE 3 - ACQUISITIONS

On June 5, 1997, a partnership in which the Corporation holds a 50% controlling interest (the "Partnership") acquired the remaining 65.5% of a property not already owned for approximately $7.4 million, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. The Corporation accounts for the Partnership on a consolidated basis. If the property had been acquired at the beginning of the current or prior fiscal year, revenues for the six months ended September 30, 1997 and 1996 would have been approximately $1.2 million and $2.9 million greater than reported, respectively. The pro forma impact on loss from continuing operations if the acquisition had taken place at the beginning of the current or prior fiscal year is not material.

On September 19, 1997, the Corporation completed a previously announced transaction relating to its 69.8% owned subsidiary, Hamilton Morgan LLC ("Hamilton Morgan"). Under an agreement with Hamilton Morgan, Robert Haft (Hamilton Morgan's other owner) and certain other parties, the Corporation acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor, Inc. ("Phar-Mor") common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6.1 million in other assets to Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired. The Corporation now owns directly, including shares of Phar-Mor common stock which it had previously owned and were not involved in this transaction, approximately 38.7% of Phar-Mor's common stock compared to 29.4%, net of minority interest, at March 31, 1997.


NOTE 4 - LONG-TERM DEBT

The Corporation has a secured loan (the "Secured Loan") with an outstanding balance of $14.9 million at September 30, 1997. The Secured Loan is collateralized by a portion of the Corporation's interest in Phar-Mor's common stock and other marketable securities. The Secured Loan matures in September 1998, and the entire balance is classified as "Long-term debt due within one year". The Corporation had received a waiver until November 5, 1997 on the $2.5 million payment previously due September 6, 1997. The
                                       6

Corporation did not make the payment due November 5, 1997 and is in default on the Secured Loan. The Corporation is currently in negotiations with the lender concerning an extension of the payment due date and an amendment to the Secured Loan.

In connection with the purchase of a property (see Note 3), the Corporation borrowed $7.5 million. The note is non-recourse, has an interest rate of 9.16%, requires monthly principal and interest payments, has a balloon payment at maturity in July 2004 and is secured by the property.

In connection with the settlement of the litigation with the FoxMeyer Chapter 7 Trustee (the "Trustee") (see Note 7), on October 9, 1997, the Corporation executed an $8.0 million three year note payable to the Trustee. The note is secured by 1,132,500 shares of Phar-Mor common stock and by a portion of the proceeds from certain litigation that may be brought by the Trustee against specified third parties. Interest accrues at the prime rate and is compounded annually. The accrued interest and the principal balance of the note are due at maturity on October 8, 2000; however, proceeds from any sale of the Phar-Mor stock held as collateral, or the successful resolution of the litigation that may be brought by the Trustee against third parties, must first be used to satisfy the note.

NOTE 5 - CAPITAL STOCK

The Corporation has not declared or paid any dividends on its preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid if declared have been shown in the condensed consolidated statements of operations for September 30, 1997 as if they had been declared, with a corresponding charge to the retained deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid were $3.3 million ($5.00 per share) and $18.8 million ($4.37 per share) on the convertible preferred stock and Series A preferred stock, respectively.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                                     For the six months ended
                                                                            September 30,
                                                                          1997         1996
            ---------------------------------------------------------------------------------
            Interest paid                                              $  1,709     $ 16,967
            Income taxes paid                                                 -           15
            Non-cash transactions:
                 Payment of dividends in kind on preferred stock              -        4,354
                 Cumulative dividends in arrears accrued                 11,294            -

            ================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved a settlement (the "Settlement") between the Corporation and the Trustee. The Settlement dismissed the pending litigation relating to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. The terms of the Settlement were agreed upon between the Corporation and the Trustee in July 1997 and, as a result, the Corporation recognized a $33.3 million charge related to the Settlement in the first quarter of fiscal 1998, which was classified in "Unusual items" in the condensed consolidated statements of operations.

Under the Settlement, (i) the pending litigation was dismissed against the Corporation, (ii) the Preliminary Injunction Order entered in the litigation on March 5, 1997 was dissolved, (iii) the Corporation paid the Trustee approximately $25.8 million from a previously established escrow account, and
(iv) the
                                       7

Corporation executed a three year, $8.0 million promissory note payable to the Trustee. The promissory note is secured by (i) 1,132,500 shares of common stock of Phar-Mor owned by the Corporation and (ii) a 30% interest, up to the greater of $10.0 million or the amount owed under the promissory note, in the net proceeds of certain litigation that may be brought by the Trustee against specified third parties. In the September 30, 1997 condensed consolidated balance sheet, the cash portion of the Settlement has been accrued in "Other accrued liabilities" and the note payable in "Long-term debt."

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

In connection with litigation claims by the Corporation and certain other plaintiffs against various insurance carriers for coverage of certain environmental liabilities, all of the plaintiffs have reached definitive or tentative settlements with all of the defendants in the case, except (i) one defendant with respect to sites located in West Virginia and Kentucky, as to which the litigation may be stayed, and (ii) certain defendants with respect to a site located near Buffalo, New York, as to which the litigation is continuing and settlement negotiations are under way. The plaintiffs continue to negotiate among themselves regarding an allocation of the proceeds of the settlement. The Corporation received $1.6 million in the second quarter from the settlement of certain of these claims and used this amount to fund a reinsurance obligation related to the settlement owed by one of its subsidiaries. The Corporation is unable, at this time, to determine how much of the remaining settlement proceeds, if any, will accrue to its benefit. The $1.6 million cash settlement is recorded in the condensed consolidated statements of operations in "Unusual items".

In connection with the October 1994 merger of FoxMeyer into a wholly-owned subsidiary of the Corporation (the "Merger"), several class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors alleging, among other things, that the defendants breached their fiduciary duties owed to holders of FoxMeyer common stock. In December 1994, the State of Wisconsin Investment Board ("SWIB") filed a complaint against the Corporation. The SWIB complaint alleges that the defendants breached their fiduciary duty to FoxMeyer's shareholders by agreeing to the Merger at an unfair price and that the proxy statement issued in connection with the Merger failed to disclose certain important facts. On April 30, 1995, the SWIB action was consolidated with the class action lawsuit. An amended complaint was filed in the consolidated case on February 13, 1996. The
                                       8
amended complaint essentially alleges the same claims previously raised. The Corporation believes these lawsuits are without merit and intends to contest these allegations.

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

The Corporation and certain officers also have been named as defendants in Grossman v. FoxMeyer Health Corp., et al., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. This action purports to be brought on behalf of all holders of the Corporation's common stock during the period from October 30, 1995, to July 1, 1996, and which seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the federal actions described above. On January 27, 1997, the Corporation moved for summary judgment in the lawsuit on the ground that the proposed plaintiff class, as plaintiff herself alleges, did not purchase or sell any of the Corporation's securities during the class period. On September 28, 1997, the Court denied the Corporation's motion for a summary judgment. The Corporation intends to continue to vigorously defend the lawsuit.

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

The Corporation remains the owner of approximately 17% of the common stock of Ben Franklin Retail Stores, Inc. ("BFRS"), which was previously engaged in the franchising and operation of general variety and crafts stores, and the wholesale distribution of products to such stores. BFRS and certain of its operating subsidiaries (the "Subsidiaries") filed for relief under the Bankruptcy Code in 1996 and subsequently liquidated its assets under Chapter 7 of the Bankruptcy Code. On August 26, 1997, two lenders to the Subsidiaries, Jackson National Life Insurance Company and Foothill Capital Corporation, filed a lawsuit (the "Lender Lawsuit") in the United States District Court for the Northern District of Illinois, No. 97 C 6043, against certain former officers and directors of BFRS, the Corporation and certain current and former officers and directors of the Corporation. The factual basis underlying the Lender Lawsuit relates to the alleged altering of financial reports of BFRS and the Subsidiaries and the alleged "freshening" of the dates of certain accounts receivable owed to, and inventory held by, the Subsidiaries. There was no attempt made by the plaintiffs in the Lender Lawsuit to particularize or differentiate the allegations among the different defendants. On October 22, 1997, the Corporation and its current and
                                       9
former officers and directors filed motions to dismiss the Lender Lawsuit, and intend to prosecute the motions and defend themselves in the lawsuit.

In addition, the Corporation and certain of its current and former officers and directors have received purported notices mimicking the allegations in the Lender Lawsuit and threatening additional lawsuits. The purported notices were sent by the Chapter 7 trustee of BFRS and by the holders of certain publicly held notes issued by BFRS. No such lawsuits have yet been filed. Finally, although the interim Chapter 7 trustee of the Subsidiaries has filed a lawsuit mimicking the allegations in the Lender Lawsuit, that trustee was recently replaced. The new trustee has indicated that he may replead the allegations and that the Corporation need not answer the original complaint at this time.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997
                            (in thousands of dollars)



OVERVIEW

Avatex Corporation and its subsidiaries (the "Corporation") are primarily engaged in owning and operating hotels and office buildings, primarily in the Washington D.C. area. The Corporation also holds investments in other corporations and partnerships.

In connection with the FoxMeyer Corporation ("FoxMeyer") bankruptcy, on October 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved a settlement (the "Settlement") between the Corporation and FoxMeyer's Chapter 7 Trustee (the "Trustee"). The Settlement dismissed the pending litigation relating to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. The terms of the Settlement were agreed upon between the Corporation and the Trustee in July 1997 and, as a result, the Corporation recognized a $33,292 charge related to the Settlement in the first quarter of fiscal 1998, which was classified in "Unusual items" in the condensed consolidated statements of operations.

Under the Settlement, (i) the pending litigation was dismissed against the Corporation, (ii) the Preliminary Injunction Order entered in the litigation on March 5, 1997 was dissolved, (iii) the Corporation paid the Trustee approximately $25,817 from a previously established escrow account, and (iv) the Corporation executed a three year, $8,000 promissory note payable to the Trustee. The promissory note is secured by (i) 1,132,500 shares of common stock of Phar-Mor, Inc. ("Phar-Mor") owned by the Corporation and (ii) a 30% interest, up to the greater of $10,000 or the amount owed under the promissory note, in the net proceeds of certain litigation that may be brought by the Trustee against specified third parties.

On September 19, 1997, the Corporation completed a previously announced transaction relating to its 69.8% owned subsidiary, Hamilton Morgan LLC ("Hamilton Morgan"). Under an agreement with Hamilton Morgan, Robert Haft (Hamilton Morgan's other owner) and certain other parties, the Corporation acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6,060 in other assets to Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired. The Corporation now owns directly, including shares of Phar-Mor common stock which it had previously owned and were not involved in this transaction, approximately 38.7% of Phar-Mor's common stock compared to 29.4%, net of minority interest, at March 31, 1997.

On June 5, 1997, a partnership in which the Corporation holds a 50% controlling interest (the "Partnership") acquired the remaining 65.5% of a property not already owned for approximately $7,399, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. The Corporation accounts for the Partnership on a consolidated basis.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996

OPERATING LOSS

Revenues from real estate operations decreased $441 and $983 to $3,660 and $6,823 for the three and six months ended September 30, 1997, respectively, compared to $4,101 and $7,806 for the three and six months ended September 30, 1996. The decrease was the result of the disposal of several properties in fiscal 1997 partially offset by increased revenues at the remaining properties and the purchase of an additional interest in a property as described above.

Operating costs and depreciation and amortization decreased $965 and $2,230 to $4,514 and $7,857 for the three and six months ended September 30, 1997, respectively, compared to $5,479 and $10,087 for the three and six months ended September 30, 1996. A reduction in real estate operating costs of $30 and $481 for the three and six months ended September 30, 1997, respectively, compared to the same periods in the prior fiscal year were the result of properties disposed of in the prior year partially offset by costs related to increased revenues at the remaining properties and the additional interest in a property as described above. The remainder of the decrease was primarily due to a reduction in corporate overhead costs.

Income from unusual items for the three months ended September 30, 1997 relates to funds received on the settlement of litigation primarily with insurance carriers related to environmental liability claims. The charge for unusual items for the six months ended September 30, 1997 principally related to the $33,292 Settlement with the Trustee as discussed above.

OTHER EXPENSE

Other expense of $326 for the three months ended September 30, 1997 primarily related to a loss for the quarter from the Corporation's adjustment in the carrying value of its investment in Imagyn Medical Technologies, Inc. ("Imagyn"), formerly Urohealth Systems, Inc., to its market value as of September 30, 1997. In the prior year, the expense of $2,658 for the three months ended September 30, 1996 was primarily the result of losses on trading securities.

Other expense of $5,306 for the six months ended September 30, 1997 primarily related to the adjustment in the carrying value of Imagyn. Other expense of $1,818 for the six months ended September 30, 1996 reflected a loss on trading securities and a charge of $2,043 for the write-off of the Corporation's investment in Ben Franklin Retail Stores, Inc., partially offset by the gain on the early collection of a real estate note receivable.

NET FINANCING COSTS

Net financing costs increased $430 to $1,397 for the three months ended September 30, 1997 compared to $967 for the three months ended September 30, 1996. Interest income decreased $428 primarily due to interest earned in the prior year on real estate notes receivable which were sold or collected in the prior year and from lower excess cash balances available for investment in the current fiscal year. Interest expense was approximately the same for both periods.

Net financing costs decreased $558 to $2,166 for the six months ended September 30, 1997 compared to $2,724 for the six months ended September 30, 1996. Interest income decreased $195 primarily due to the real estate notes discussed in the preceding paragraph partially offset by higher cash balances available for investment in the first quarter of fiscal 1998 in connection with the sale of FoxMeyer Canada Inc. Interest expense decreased $753 due to reduced borrowings primarily from the payoff of the revolving debt of the Corporation in August 1996 and a decrease in the amount outstanding under the Corporation's other non-real estate debt.

NATIONAL STEEL CORPORATION

The net preferred dividend income for National Steel Corporation was $2,251 and $4,509 for the three and six months ended September 30, 1997, respectively, compared to $2,406 and $4,825 for the same periods of the prior year. A decrease in the Weirton pension income was the primary reason for the decline.

EQUITY IN LOSS OF AFFILIATES

Equity in loss was $2,928 and $2,610 for the three and six months ended September 30, 1997, respectively, compared to equity in loss of $784 and $2,387 for the three and six months ended September 30, 1996. The increased loss was primarily the result of the Corporation's equity investment in Phar-Mor which had a significant charge in September 1997 for severance costs of its chief executive officer, and from the elimination of income from real estate equity investments which were either sold or became consolidated in prior periods. The decrease was partially offset by eliminating the losses from the Corporation's equity investment in FoxMeyer Canada Inc., which was sold in October 1996.

INCOME TAXES

The Corporation recorded no income tax provision for the current year. The income tax benefit on the current year's loss was offset by an increase in the deferred tax asset valuation allowance. The $29,845 income tax provision for the six months ended September 30, 1996 was primarily the result of the increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing in August 1996.


MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest decreased to $35 and $336 for the three and six months ended September 30, 1997, respectively, compared to $225 and $1,010 for the three and six months ended September 30, 1996. The decrease in the minority interest was primarily the result of decreased income from real estate operations. This was partially offset by an increase in minority interest related to Hamilton Morgan.

DISCONTINUED OPERATIONS

The loss for the three and six months ended September 30, 1996 related to the loss from operations and/or the loss on disposal of FoxMeyer and US HealthData Interchange, Inc., which were both treated as discontinued operations beginning in the prior fiscal year, partially offset by the gain on the sale of the Corporation's pharmacy benefit management operations.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends increased to $6,323 and $12,498 for the three and six months ended September 30, 1997, respectively, compared to $3,080 and $7,160 for the three and six months ended September 30, 1996. The Series A preferred stock's charge to equity in the prior year was based on the market value on the ex-dividend date of the additional preferred stock to be issued as a dividend. After the October 1996 payment, the future payments on Series A preferred stock were to be paid in cash. The current year charge was, therefore, based on the cash dividend that would have been paid if declared (see Note 5 to the condensed consolidated financial statements), which was significantly higher than the pay-in-kind dividends of a year ago.

                         LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1997, the Corporation had cash and short-term investments of approximately $3,500. In addition, $27,708 was released from restricted cash and investments in October 1997 in connection with the Settlement with the Trustee. Approximately $25,817 of the released cash was paid to the Trustee after approval of the Settlement by the Bankruptcy Court as discussed in the "Overview".

Including and beginning with the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividends on its Series A preferred stock or its convertible preferred stock. If the Corporation does not pay dividends on its preferred stock for six consecutive quarters, the preferred shareholders would have the ability to elect a specified number of members to the Board of Directors.

The Corporation believes that its real estate operations will provide adequate cash flow to fund recurring real estate operating expenses, including required payments on related debt. Cash required for necessary real estate capital improvements may be funded from excess cash flow from operations, additional borrowings or contributions from the Corporation or minority interests. For corporate operations other than real estate, mandatory cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. The principal payments due by September 1998 under a secured loan total $14,900. As described in Note 4 to the condensed consolidated financial statements, the Corporation did not make the payment required on November 5, 1997 and is in default on the loan. The Corporation is currently in negotiations with the lender concerning an extension of the payment due date and an amendment to the loan. The Corporation intends to continue to invest in real estate and make other investments, and may pursue the acquisition of an operating company.

The Corporation will rely on cash on hand, any excess cash from its real estate operations and, if necessary, the sale of real estate or other investments to meet its future obligations. Because there can be no assurance as to the value of these assets or the ability of the Corporation to timely liquidate these investments when funds are needed, the Corporation's future ability to meet its ongoing obligations is not assured. The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.


                                      OTHER


In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. SFAS No. 130 will require that changes in the balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses and minimum pension liability adjustments) be added to net income to arrive at comprehensive income. If the Corporation had adopted SFAS No. 130 in the current fiscal year, comprehensive loss for the three and six months ended September 30, 1997 and 1996 would be as follows:

                                                                       For the three months ended
                                                                             September 30,
                                                                          1997            1996
        ------------------------------------------------------------------------------------------
        Net loss                                                        $(1,585)        $(5,125)
        Other comprehensive income (loss), net of tax
           Foreign currency translation adjustments                           -              10
           Reclassification  adjustment for losses  included in net           -              18
               loss
        ------------------------------------------------------------------------------------------
                  Net foreign currency translation adjustments                -              28

           Unrealized losses on securities                                    -            (263)

           Minimum pension liability adjustment                          (2,139)              -
        ------------------------------------------------------------------------------------------
                   Total other comprehensive loss                        (2,139)           (235)
        ------------------------------------------------------------------------------------------
        Comprehensive loss                                              $(3,724)        $(5,360)
        ==========================================================================================


                                                                        For the six months ended
                                                                             September 30,
                                                                          1997           1996
        ------------------------------------------------------------------------------------------
        Net loss                                                       $(38,531)      $(293,477)
        Other comprehensive income (loss), net of tax
           Foreign currency translation adjustments                           -             (30)
           Reclassification  adjustment for losses  included in net           -              18
               loss
        ------------------------------------------------------------------------------------------
                  Net foreign currency translation adjustments                -             (12)

           Unrealized losses on securities                                    -            (329)
           Reclassification  adjustment for losses  included in net           -              17
               loss
        ------------------------------------------------------------------------------------------
                  Net unrealized losses                                       -            (312)

           Minimum pension liability adjustment                          (4,271)              -
        ------------------------------------------------------------------------------------------
                   Total other comprehensive loss                        (4,271)           (324)
        ------------------------------------------------------------------------------------------
        Comprehensive loss                                             $(42,802)      $(293,801)
        ==========================================================================================

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which is effective for periods ending after December 15, 1997. SFAS No. 128 does not have any impact on the financial results or financial condition of the Corporation, but will result in a change in the calculation of earnings per share. The effect of the changes for the three and six months ended September 30, 1997 and 1996, respectively, is shown in Note 2 to the condensed consolidated financial statements.

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

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES



Item 1.  LEGAL PROCEEDINGS

With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and its Form 10-Q for the fiscal quarter ended June 30, 1997, the following additional information is provided:

GROSSMAN LITIGATION. With reference to the lawsuit styled Grossman v. FoxMeyer Health Corp., et al., on September 28, 1997, the court denied the Corporation's motion for summary judgment in the lawsuit. The Corporation intends to vigorously defend itself in the lawsuit.

BANKRUPTCY/TRUSTEE LITIGATION. With reference to the lawsuit filed in the United States Bankruptcy Court for the District of Delaware (the "Delaware Court") by the Official Committee of Unsecured Creditors of FoxMeyer Corporation, et al. (the "Committee") against the Corporation, on October 9, 1997, the Delaware Court approved the previously announced settlement between the Corporation and the Chapter 7 Trustee (the "Trustee"), the successor in interest to the Committee, regarding the dividend of certain assets by FoxMeyer Corporation to the Corporation on June 19, 1996. Under the settlement, which was closed immediately following the Delaware Court's approval, (i) the litigation was dismissed against the Corporation, (ii) the Preliminary Injunction Order entered in the litigation on March 5, 1997 was dissolved, (iii) the Corporation paid the Trustee approximately $25.8 million from a previously established escrow account, and (iv) the Corporation executed a three year, $8.0 million promissory note payable to the Trustee, the payment of which is secured by (a) 1,132,500 shares of common stock of Phar-Mor, Inc. owned by the Corporation and (b) a 30% interest, up to the greater of $10.0 million or the amount owed under the promissory note, in the net proceeds of certain litigation that may be brought by the Trustee against specified third parties.

MCKESSON/VENDOR LITIGATION. With reference to the lawsuit styled FoxMeyer Health Corporation v. McKesson Corporation, et al., on August 27, 1997, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Dallas Court"), entered an order denying the defendants' motion to transfer the case to the Delaware Court, and deferred ruling on the Corporation's motion to remand the case back to Texas State Court. The Dallas Court further indicated that if the Delaware Court rules that the Corporation owns the claims asserted in this lawsuit, the Dallas Court will grant the Corporation's motion to remand.

HAMILTON MORGAN ARBITRATION. With reference to the arbitration proceeding commenced in connection with the Corporation's triggering of the buy-sell provisions of the operating agreement of Hamilton Morgan LLC ("Hamilton Morgan"), on August 22, 1997, the Corporation, Robert M. Haft, Hamilton Morgan and certain other parties entered into the Hamilton Morgan LLC Interests Redemption and Exchange Agreement. Pursuant thereto, on September 19, 1997, the Corporation acquired the 3,750,000 shares of common stock of Phar-Mor, Inc. that were previously owned by Hamilton Morgan, in exchange for (i) the redemption of the Corporation's membership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan to the Corporation, and (iii) the transfer of certain marketable securities worth approximately $6.1 million from the Corporation to Hamilton Morgan.

NATIONAL STEEL SERVICE CENTER, INC./21 PACELLA. With reference to the lawsuit styled 21 Pacella Corp. and William A. Haas v. National Steel Corporation and National Intergroup, Inc., (i) the Corporation and its co-defendant, National Steel Corporation ("NSC"), have executed a settlement agreement with the plaintiffs, under which the Corporation and NSC have agreed to make a confidential settlement payment to the plaintiffs and to perform certain clean-up and other services at the site in dispute, and (ii) the Corporation and NSC have executed a separate settlement agreement, under which the Corporation has agreed to make a confidential settlement payment to NSC and NSC has agreed to make the full payment to the plaintiffs and to perform all of the obligations of NSC and the Corporation under their settlement agreement with the plaintiffs.

BULL MOOSE TUBE COMPANY. With reference to the indemnification claim alleged by Bull Moose Tube Company and Caparo, Inc. against the Corporation in connection with a facility in Gerald, Missouri, those entities recently provided the Corporation with certain initial cost information totaling approximately $305,000. The information is an estimate only and the Corporation believes that it has certain defenses available to it under the original stock purchase agreement.

ENVIRONMENTAL INSURANCE LITIGATION. With reference to the environmental insurance litigation filed by the Corporation and certain other plaintiffs against various insurance carriers, all of the plaintiffs have reached definitive or tentative settlements with all of the defendants in the case, except (i) one defendant with respect to sites located in West Virginia and Kentucky, as to which the litigation may be stayed, and (ii) certain defendants with respect to a site located near Buffalo, New York, as to which the litigation is continuing and settlement negotiations are underway. The plaintiffs continue to negotiate among themselves regarding an allocation of the proceeds of the settlements.

BEN FRANKLIN LITIGATION. The Corporation remains the owner of approximately 17% of the common stock of Ben Franklin Retail Stores, Inc. ("BFRS"), which was previously engaged in the franchising and operation of general variety and crafts stores, and the wholesale distribution of products to such stores. BFRS and certain of its operating subsidiaries (the "Subsidiaries") filed for relief under the Bankruptcy Code in 1996 and subsequently liquidated its assets under Chapter 7 of the Bankruptcy Code. On August 26, 1997, two lenders to the Subsidiaries, Jackson National Life Insurance Company and Foothill Capital Corporation, filed a lawsuit (the "Lender Lawsuit") in the United States District Court for the Northern District of Illinois, No. 97 C 6043, against certain former officers and directors of BFRS, the Corporation and certain current and former officers and directors of the Corporation. The factual basis underlying the Lender Lawsuit relates to the alleged altering of financial reports of BFRS and the Subsidiaries and the alleged "freshening" of the dates of certain accounts receivable owed to, and inventory held by, the Subsidiaries. There was no attempt made by the plaintiffs in the Lender Lawsuit to particularize or differentiate the allegations among the different defendants. On October 22, 1997, the Corporation and its current and former officers and directors filed motions to dismiss the Lender Lawsuit, and intend to prosecute the motions and defend themselves in the lawsuit.

In addition, the Corporation and certain of its current and former officers and directors have received purported notices mimicking the allegations in the Lender Lawsuit and threatening additional lawsuits. The purported notices were sent by the Chapter 7 trustee of BFRS and by the holders of certain publicly held notes issued by BFRS. No such lawsuits have yet been filed. Finally, although the interim Chapter 7 trustee of the Subsidiaries has filed a lawsuit mimicking the allegations in the Lender Lawsuit, that trustee was recently replaced. The new trustee has indicated that he may replead the allegations and that the Corporation need not answer the original complaint at this time.

Item 3.  DEFAULTS UNDER SENIOR SECURITIES

The Corporation did not declare, nor did it pay, the dividends due for the quarterly periods beginning January 15, 1997 on either its Convertible Preferred Stock or its Series A Preferred Stock. These two issues are cumulative. The cumulative dividends accrued and unpaid for the four quarters from January 15, 1997 through October 15, 1997 were approximately $3.3 million ($5.00 per share) and $18.8 million ($4.37 per share) on the Convertible Preferred Stock and Series A Preferred Stock, respectively.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               --------


                  11  -  Statement Re: Computation of Earnings Per Common Share

                  27  -  Financial Data Schedule


         (b)   Reports on 8-K
               --------------

                 There were no Current Reports filed by the Corporation on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AVATEX CORPORATION



           November 14, 1997          By:  /s/ Edward L. Massman
                                         --------------------------------------
                                           Edward L. Massman
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

           November 14, 1997          By:  /s/ Scott E Peterson
                                         --------------------------------------
                                           Scott E Peterson
                                           Vice President Finance and Controller
                                           (Principal Accounting Officer)

                              INDEX TO EXHIBITS



Exhibits                        Description
--------                        -----------


11  -           Statement Re: Computation of Earnings Per Common Share

27  -           Financial Data Schedule