Form 10-Q
period 1997-12-31
AVATEX CORP
filed 1998-02-04
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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





            DELAWARE                                            25-1425889
  -------------------------------                            -------------------
  (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


 5910 N. Central Expressway, Suite 1780, Dallas, Texas           75206
 -----------------------------------------------------        ------------------
        (Address of Principal Executive Offices)               (Zip Code)


 Registrant's Telephone Number, Including Area Code             214-365-7450
                                                                ----------------




         Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---


Number of shares of Common Stock outstanding as of February 1, 1998:  13,806,375

                        PART 1. FINANCIAL INFORMATION

                     AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                           For the three months
                                                                            ended December 31,
(in thousands, except per share amounts)                                      1997        1996
----------------------------------------------------------------------------------------------
REVENUES                                                                  $  2,974    $  3,234
OPERATING COSTS
      Operating costs, including general and administrative costs            4,538       2,647
      Depreciation and amortization                                            251         358
      Unusual items                                                         (5,592)         --
----------------------------------------------------------------------------------------------
OPERATING INCOME                                                             3,777         229
OTHER INCOME (EXPENSE)                                                      (5,231)     32,606
FINANCING COSTS
      Interest income                                                          379         384
      Interest expense                                                       1,460       1,595
----------------------------------------------------------------------------------------------
Financing costs, net                                                         1,081       1,211
----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
      CORPORATION, EQUITY IN INCOME OF AFFILIATES, INCOME
      TAX PROVISION AND MINORITY INTEREST                                   (2,535)     31,624
NATIONAL STEEL CORPORATION
      National Steel Corporation net preferred dividend income               1,345         401
      Loss on National Steel Corporation settlement                        (59,038)         --
Equity in income of affiliates                                               1,079         481
----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
      PROVISION AND MINORITY INTEREST                                      (59,149)     32,506
Income tax provision                                                            38          10
----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST          (59,187)     32,496
Minority interest in results of operations of consolidated subsidiaries        (11)        332
----------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                               (59,176)     32,164
Discontinued operations
      Loss from discontinued operations, net of tax                             --      (1,583)
      Gain (loss) on disposal of discontinued operations, net of tax         3,719        (835)
----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                          (55,457)     29,746
Preferred stock dividends                                                    6,474       5,888
----------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                           $(61,931)   $ 23,858
----------------------------------------------------------------------------------------------

BASIC INCOME (LOSS) PER SHARE
      Income (loss) from continuing operations                            $  (4.76)   $   1.90
      Discontinued operations                                                 0.27       (0.17)
----------------------------------------------------------------------------------------------

INCOME (LOSS) PER SHARE                                                   $  (4.49)   $   1.73
----------------------------------------------------------------------------------------------

DILUTED INCOME (LOSS) PER SHARE
      Income (loss) from continuing operations                            $  (4.76)   $   1.79
      Discontinued operations                                                 0.27       (0.16)
----------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE                                                   $  (4.49)   $   1.63
----------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      Basic                                                                 13,806      13,806
      Diluted                                                               13,806      15,108
----------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            For the nine months
                                                                             ended December 31,
(in thousands, except per share amounts)                                     1997         1996
---------------------------------------------------------------------------------------------------
REVENUES                                                                  $   9,797    $  11,040
OPERATING COSTS
       Operating costs, including general and administrative costs           11,943       11,896
       Depreciation and amortization                                            703        1,196
       Unusual items                                                         25,996           --
---------------------------------------------------------------------------------------------------
OPERATING LOSS                                                              (28,845)      (2,052)
OTHER INCOME (EXPENSE)                                                      (10,537)      30,788
FINANCING COSTS
       Interest income                                                        1,027        1,227
       Interest expense                                                       4,274        5,162
---------------------------------------------------------------------------------------------------
Financing costs, net                                                          3,247        3,935
---------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
       CORPORATION, EQUITY IN LOSS OF AFFILIATES, INCOME
       TAX PROVISION AND MINORITY INTEREST                                  (42,629)      24,801
NATIONAL STEEL CORPORATION
       National Steel Corporation net preferred dividend income               5,854        5,226
       Loss on National Steel Corporation settlement                        (59,038)          --
Equity in loss of affiliates                                                 (1,531)      (1,906)
---------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
       PROVISION AND MINORITY INTEREST                                      (97,344)      28,121
Income tax provision                                                             38       29,855
---------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                    (97,382)      (1,734)
Minority interest in results of operations of consolidated subsidiaries         325        1,342
---------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                         (97,707)      (3,076)
Discontinued operations
       Loss from discontinued operations, net of tax                             --      (20,772)
       Gain (loss) on disposal of discontinued operations, net of tax         3,719     (239,883)
---------------------------------------------------------------------------------------------------
NET LOSS                                                                    (93,988)    (263,731)
Preferred stock dividends                                                    18,972       13,048
---------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                    $(112,960)   $(276,779)
---------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE
       Loss from continuing operations                                    $   (8.45)   $   (1.05)
       Discontinued operations                                                 0.27       (17.04)
---------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                            $   (8.18)   $  (18.09)
---------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                  13,806       15,299
---------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           December 31,  March 31,
(in thousands of dollars)                                                     1997         1997
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and short-term investments                                    $  42,744    $   7,173
      Restricted cash and investments                                          321       33,115
      Receivables - net                                                     12,703        3,059
      Other current assets                                                   4,123       15,293
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                        59,891       58,640
INVESTMENT IN NATIONAL STEEL CORPORATION                                        --       44,961
INVESTMENTS IN AFFILIATES                                                   26,485       28,711
PROPERTY AND EQUIPMENT                                                      30,132       19,414
      Less accumulated depreciation and amortization                         1,616        1,024
---------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                  28,516       18,390
DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                                  --           --
MISCELLANEOUS ASSETS                                                         9,288        7,735
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 124,180    $ 158,437
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable                                                   $   1,847    $   1,501
      Other accrued liabilities                                              6,687        7,752
      Long-term debt due within one year                                     3,164        2,969
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   11,698       12,222
LONG-TERM DEBT                                                              28,092       27,482
OTHER LONG-TERM LIABILITIES                                                 27,210       35,985
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                               1,769        6,853
COMMITMENTS AND CONTINGENCIES                                                   --           --
REDEEMABLE PREFERRED STOCK                                                 208,364      189,402
STOCKHOLDERS' DEFICIT
      Common stock $5.00 par value; authorized 50,000,000 shares;
         issued: 13,806,375 shares at December 31, 1997 and 13,805,988
         shares at March 31, 1997                                           69,032       69,030
      Capital in excess of par value                                       119,100      119,092
      Net unrealized holding loss on securities                                (26)          --
      Minimum pension liability                                                 --      (73,531)
      Accumulated deficit                                                 (341,059)    (228,098)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                               (152,953)    (113,507)
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 124,180    $ 158,437
---------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the nine months
                                                                                  ended December 31,
(in thousands of dollars)                                                          1997         1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (93,988)   $(263,731)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:
    Minority interest in results of operations of consolidated subsidiaries         325        1,342
    Equity in loss of affiliates                                                  1,531        1,906
    Depreciation and amortization                                                   703        1,196
    Net preferred income from National Steel Corporation                         (5,854)      (5,226)
    Loss on National Steel Corporation settlement                                59,038           --
    Loss (gain) on disposal of discontinued operations                           (3,719)     239,883
    Loss (gain) on investments                                                   10,560      (32,783)
    Other non-cash charges (credits)                                             (4,402)       2,262
    Deferred income tax provision                                                    --       29,836
    Depreciation and amortization, provision for losses on accounts
       receivable and other items related to discontinued operations                 --       11,373
    Cash provided (used) by working capital items, net of acquisitions:
       Receivables                                                                   46       22,101
       Inventories                                                                   --       26,018
       Other assets and restricted cash                                          33,310      (36,603)
       Accounts payable and accrued liabilities                                  (8,084)     (12,137)
    Proceeds from accounts receivable financing program                              --       75,000
    Other                                                                            --         (196)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                (10,534)      60,241
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction in cash from reclassification to discontinued operations               --      (24,366)
    Acquisition, net of cash acquired                                            (7,399)          --
    Purchase of property and equipment                                           (2,773)     (34,084)
    Purchase of investments                                                      (8,541)      (6,623)
    Proceeds from the sale of investments                                        63,714      102,580
    Other                                                                           140          550
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        45,141       38,057
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in debt under revolving credit facilities                             --      120,609
    Proceeds from the issuance of long-term debt                                 16,368       14,520
    Debt repayments                                                             (15,919)    (212,286)
    Debt issuance costs                                                            (185)      (8,126)
    Purchase of treasury stock                                                       --      (16,726)
    Purchase of preferred stock                                                      --       (8,845)
    Dividends paid on redeemable preferred stock                                     --       (2,697)
    Investment by minority interest                                                 800           --
    Dividends paid to minority interest                                            (100)      (1,735)
    Exercise of stock options                                                        --        1,680
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    964     (113,606)
-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                       35,571      (15,308)
    Cash and short-term investments, beginning of period                          7,173       26,987
-------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $  42,744    $  11,679
-------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 39% owned subsidiary, the Corporation is involved in operating a chain of discount retail drugstores.

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

The accompanying condensed consolidated balance sheet of the Corporation as of December 31, 1997, the condensed consolidated statements of operations for the three and nine months ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1997 and 1996, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1997, and should be read in conjunction with this quarterly report.

The "Unusual items" in the condensed consolidated statement of operations for the three months ended December 31, 1997 primarily represented income from the settlement of certain pension and other postretirement benefit claims of former officers and employees. For the nine months ended December 31, 1997, "Unusual items" also included charges incurred in connection with the settlement of certain litigation with the Chapter 7 Bankruptcy Trustee of the Corporation's subsidiary, FoxMeyer Corporation ("FoxMeyer"), and income from the settlement of litigation primarily with insurance carriers related to environmental liability claims. See Note 8.


NOTE 2 - EARNINGS PER SHARE OF COMMON STOCK

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" was issued. SFAS No. 128 requires a presentation of basic and diluted earnings per share effective for all periods ending after December 15, 1997. Earnings per share for all prior periods must be restated to conform with the provisions of SFAS No. 128. The amounts used in the calculation of earnings per share from continuing operations were as follows (amounts in thousands, except per share amounts):

                                                                      For the three months ended         For the nine months ended
                                                                             December 31,                       December 31,
                                                                    ---------------------------------------------------------------
                                                                        1997               1996             1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                             $ (59,176)        $  32,164         $ (97,707)     $  (3,076)
Deduct dividends on preferred shares                                    (6,474)           (5,888)          (18,972)       (13,048)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations applicable to common
     stockholders for Basic earnings per share                         (65,650)           26,276          (116,679)       (16,124)
Effect of dilutive securities:
     Dividends on convertible preferred shares unless anti-dilutive         --               815                --             --
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations applicable to common
      stockholders for Diluted earnings per share                    $ (65,650)        $  27,091         $(116,679)     $ (16,124)
-----------------------------------------------------------------------------------------------------------------------------------

Shares
     Weighted average number of common shares outstanding
           for calculation of Basic earnings per share                  13,806            13,806            13,806         15,299
     Conversion of preferred stock unless anti-dilutive                     --             1,290                --             --
     Additional dilutive effect of outstanding options                      --                12                --             --
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
     for calculation of Diluted earnings per share                      13,806            15,108            13,806         15,299
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
     Basic                                                           $   (4.76)        $    1.90         $   (8.45)     $   (1.05)
     Diluted                                                         $   (4.76)        $    1.79         $   (8.45)     $   (1.05)
-----------------------------------------------------------------------------------------------------------------------------------



Options to purchase approximately 3.9 million and 1.8 million shares of common stock were outstanding at December 31, 1997 and 1996, respectively. Except for the three months ended December 31, 1996, the options were not included in the computation of diluted earnings per share because the effect of including the options in the calculation was anti-dilutive. For the three months ended December 31, 1996, options for approximately 0.4 million shares were not included in the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common stock during that period.


NOTE 3 - NATIONAL STEEL CORPORATION SETTLEMENT

On November 25, 1997, National Steel Corporation ("NSC"), certain of its affiliates, and the Corporation entered into an agreement whereby the Corporation received $59.0 million in cash and a non-interest bearing $10.0 million note in exchange for the redemption of the NSC preferred stock owned by the Corporation and NSC's release of the Corporation from various related liabilities (the "NSC Settlement"). The Corporation was released from its indemnification of NSC for all pension, life, health insurance and other benefit obligations for the current and former employees of NSC's former Weirton Steel operations ("Weirton"), as well as various environmental liabilities. The note received as part of the NSC Settlement is to be paid over the following twelve months and had an estimated discounted value of $9.4 million. If the Corporation does not comply with certain financial covenants, $5.0 million of the amount due on the note is subject to forfeiture. In addition, the Corporation (i) assigned to NSC all of the Corporation's rights to assert pre-1987 environmental claims against insurers of both NSC and the Corporation and (ii) released its share of any settlement proceeds relating to such claims and all amounts remaining of the fiscal 1994 $10.0 million prepayment to NSC to indemnify NSC from certain environmental liabilities. As a result of the NSC Settlement, the Corporation recognized a $59.0 million loss. However, because $79.7 million in minimum pension liability reserves related to the Weirton pension plan had been charged to the accumulated deficit in prior periods and were reversed in connection with the NSC Settlement, the Corporation's accumulated deficit declined $20.7 million as a result of this transaction.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

On June 5, 1997, a partnership in which the Corporation holds a 50% controlling interest (the "Partnership") acquired the remaining 65.5% of certain improved real property not already owned by the Partnership for approximately $7.4 million, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. The Corporation accounts for the Partnership on a consolidated basis. If the property had been acquired at the beginning of the current or prior fiscal year, revenues for the nine months ended December 31, 1997 and 1996 would have been approximately $1.2 million and $4.1 million greater than reported, respectively. The pro forma impact on loss from continuing operations if the acquisition had taken place at the beginning of the current or prior fiscal year is not material.

On September 19, 1997, the Corporation completed a previously announced transaction relating to its 69.8% owned subsidiary, Hamilton Morgan LLC ("Hamilton Morgan"). Under an agreement with Hamilton Morgan, Robert Haft (Hamilton Morgan's other owner) and certain other parties, the Corporation acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6.1 million in other assets to Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired. The Corporation now owns directly, including shares of Phar-Mor common stock which it had previously owned and were not involved in this transaction, approximately 38.6% of Phar-Mor's common stock compared to 29.4%, net of minority interest, at March 31, 1997.

On November 19, 1997, the Corporation sold substantially all the assets of US HealthData Interchange, Inc. ("USHDI") to ProxyMed, Inc. for $4.0 million in cash, subject to certain adjustments. USHDI had been treated as a discontinued operation since March 1997. The Corporation recognized a $3.7 million gain on discontinued operations as a result of the sale.

NOTE 5 - LONG-TERM DEBT

In November 1997, the Corporation repaid all amounts outstanding under a secured loan of $14.9 million. All collateral securing the loan was released.

In connection with the purchase of certain improved real property (see Note 4), the Partnership borrowed $7.5 million. The note is non-recourse, has an interest rate of 9.16%, requires monthly principal and interest payments, has a balloon payment at maturity in July 2004 and is secured by the property. In connection with certain other real property, a separate partnership in which the Corporation holds a 50% controlling interest borrowed approximately $0.9 million through a short-term note. The proceeds were used to partially repay another loan relating to that property and for construction related to the redevelopment of the property.

In connection with the settlement of certain litigation with the FoxMeyer Chapter 7 Trustee (the "Trustee") (see Note 8), on October 9, 1997, the Corporation executed an $8.0 million three year note payable to the Trustee. The note is secured by 1,132,500 shares of Phar-Mor common stock and by a portion of the proceeds from certain litigation that may be brought by the Trustee against specified third parties. Interest accrues at the prime rate and is compounded annually. The accrued interest and the principal balance of the note are due at maturity on October 8, 2000; however, proceeds from any sale of the Phar-Mor stock held as collateral, or the successful resolution of the litigation that may be brought by the Trustee against third parties, must first be used to satisfy the note.

NOTE 6 - CAPITAL STOCK

The Corporation has not declared or paid any dividends on its preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid if declared have been shown in the condensed consolidated statements of operations as if they had been declared, with a corresponding charge to the accumulated deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid were $4.1 million ($6.25 per share) and $23.9 million ($5.53 per share) on the convertible preferred stock and Series A preferred stock, respectively.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                          For the nine months
                                                          ended December 31,
                                                             1997         1996
-------------------------------------------------------- ------------- ---------
   Interest paid                                         $  2,503      $18,140
   Income taxes paid                                           38           25
   Non-cash transactions:
   Payment of dividends in kind on preferred stock              -        4,354
   Book value of note received in NSC Settlement            9,442            -
   Cumulative dividends in arrears accrued                 17,130        5,344
-------------------------------------------------------- ------------- ---------


NOTE 8 - COMMITMENTS AND CONTINGENCIES

On October 9, 1997, the United States Bankruptcy Court for the District of Delaware approved a settlement (the "Settlement") between the Corporation and the Trustee. The Settlement dismissed the pending litigation relating to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. The terms of the Settlement were agreed upon between the Corporation and the Trustee in July 1997 and, as a result, the Corporation recognized a $33.3 million charge related to the Settlement in the first quarter of fiscal 1998, which was classified in "Unusual items" in the condensed consolidated statements of operations.

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

The Corporation has retained responsibility for certain potential environmental liabilities attributable to former operating units. As a result of the NSC Settlement, the Corporation has been released from responsibility for claims resulting from its prior ownership of NSC or Weirton. The Corporation is still subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to other former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Corporation and its subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

As a result of the NSC Settlement, the Corporation relinquished its rights to any balance left from its fiscal 1994 $10.0 million prepayment to NSC to indemnify NSC from certain environmental liabilities. Otherwise, the Corporation's reserves for environmental assessments, remediation activities, penalties or fines that may be imposed for non-compliance with such laws or regulations have not changed materially since March 31, 1997. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel.

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

In connection with litigation claims by the Corporation and certain other plaintiffs against various insurance carriers for coverage of certain environmental liabilities, the Corporation waived its rights to any additional proceeds from settlements with the insurance carriers as part of the NSC Settlement (see Note 3). The Corporation received $1.6 million in the second quarter of the current fiscal year from the settlement of certain of these claims and used this amount to fund a reinsurance obligation related to the settlement owed by one of its subsidiaries. The $1.6 million cash settlement is recorded in the condensed consolidated statements of operations in "Unusual items".

In November 1997, the Corporation entered into lump sum payment agreements with certain former officers and employees who were receiving supplemental pension and other payments from the Corporation or its subsidiaries. As a result of the agreements, the Corporation paid approximately $2.1 million to these individuals for the termination of the Corporation's payment obligations and recognized a gain of approximately $5.6 million which was included in "Unusual items" in the condensed consolidated statements of operations.

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

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Corporation's common stock and Series A and convertible preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Corporation and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements.

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

In connection with an age discrimination lawsuit filed against FoxMeyer and the Corporation in August 1994, on September 9, 1996, the Corporation's motion for summary judgment was granted by the United States District Court which entered a partial final judgment in the Corporation's favor. The plaintiffs appealed the judgment to the United States Court of Appeals for the Fifth Circuit, No. 96-11278. On December 4, 1997 the Court of Appeals entered an order affirming the partial final judgment previously entered in favor of the Corporation.

The Corporation remains the owner of approximately 17% of the common stock of Ben Franklin Retail Stores, Inc. ("BFRS"), which was previously engaged in the franchising and operation of general variety and crafts stores, and the wholesale distribution of products to such stores. BFRS and certain of its operating subsidiaries (the "Subsidiaries") filed for relief under the Bankruptcy Code in 1996 and subsequently liquidated its assets under Chapter 7 of the Bankruptcy Code. Beginning in August 1997, certain creditors of BFRS and/or the Subsidiaries and the Chapter 7 Trustees of BFRS and the Subsidiaries filed or threatened to file lawsuits against certain former officers and directors of BFRS, the Corporation and certain current and former officers and directors of the Corporation. The factual basis underlying these lawsuits and potential lawsuits relates to the alleged altering of financial reports of BFRS and the Subsidiaries and the alleged "freshening" of the dates of certain accounts receivable owed to, and inventory held by, the Subsidiaries. As of December 31, 1997, the plaintiffs in all of the filed lawsuits have amended their initial filings to drop the Corporation and current and former officers and directors of the Corporation (in their capacity as such) as defendants. In accordance with Delaware law, the Corporation has agreed to pay a portion of the legal expenses incurred by certain individuals who are named as defendants in these lawsuits by reason of the fact that they were serving at the request of the Corporation as a director or officer of BFRS, and may, if appropriate, agree at a future date to indemnify such individuals in the lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1997
                            (IN THOUSANDS OF DOLLARS)



OVERVIEW

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 39% owned subsidiary, the Corporation is involved in operating a chain of discount retail drugstores.

In connection with the FoxMeyer Corporation ("FoxMeyer") bankruptcy, on October 9, 1997, the United States Bankruptcy Court for the District of Delaware approved a settlement (the "Settlement") between the Corporation and FoxMeyer's Chapter 7 Trustee (the "Trustee"). The Settlement dismissed the pending litigation relating to the dividend of certain assets from FoxMeyer to the Corporation on June 19, 1996. The terms of the Settlement were agreed upon between the Corporation and the Trustee in July 1997 and, as a result, the Corporation recognized a $33,292 charge related to the Settlement in the first quarter of fiscal 1998, which was classified in "Unusual items" in the condensed consolidated statements of operations.

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

On September 19, 1997, the Corporation completed a previously announced transaction relating to its 69.8% owned subsidiary, Hamilton Morgan LLC ("Hamilton Morgan"). Under an agreement with Hamilton Morgan, Robert Haft (Hamilton Morgan's other owner) and certain other parties, the Corporation acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6,060 in other assets to Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired. The Corporation now owns directly, including shares of Phar-Mor common stock which it had previously owned and were not involved in this transaction, approximately 38.6% of Phar-Mor's common stock compared to 29.4%, net of minority interest, at March 31, 1997.

On June 5, 1997, a partnership in which the Corporation holds a 50% controlling interest (the "Partnership") acquired the remaining 65.5% of certain improved real property not already owned by the Partnership for approximately $7,399, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. The Corporation accounts for the Partnership on a consolidated basis.

On November 19, 1997, the Corporation sold substantially all the assets of US HealthData Interchange, Inc. ("USHDI") to ProxyMed, Inc. for $4,017 in cash, subject to certain adjustments. USHDI had been treated as a discontinued operation since March 1997. The Corporation recognized a $3,719 gain on discontinued operations as a result of the sale.

On November 25, 1997, National Steel Corporation ("NSC"), certain of its affiliates and the Corporation entered into an agreement whereby the Corporation received $59,000 in cash and a non-interest bearing

$10,000 note in exchange for the redemption of the NSC preferred stock owned by the Corporation and NSC's release of the Corporation from various related liabilities (the "NSC Settlement"). The Corporation was released from its indemnification of NSC for all pension, life, health insurance and other benefit obligations for the current and former employees of NSC's former Weirton Steel operations ("Weirton"), as well as various environmental liabilities. The note received as part of the NSC Settlement is to be paid over the following twelve months and had an estimated discounted value of $9,442. If the Corporation does not comply with certain financial covenants, $5,000 of the amount due on the note is subject to forfeiture. In addition, the Corporation (i) assigned to NSC all of the Corporation's rights to assert pre-1987 environmental claims against insurers of both NSC and the Corporation and (ii) released its share of any settlement proceeds relating to such claims and all amounts remaining of the fiscal 1994 $10,000 prepayment to NSC to indemnify NSC from certain environmental liabilities. As a result of the NSC Settlement, the Corporation recognized a $59,038 loss. However, because $79,718 in minimum pension liability reserves related to the Weirton pension plan had been charged to the accumulated deficit in prior periods and were reversed in connection with the NSC Settlement, the Corporation's accumulated deficit declined $20,680 as a result of this transaction.

In November 1997, the Corporation entered into lump sum payment agreements with certain former officers and employees who were receiving supplemental pension and other payments from the Corporation or its subsidiaries. As a result of the agreements, the Corporation paid $2,143 to these individuals for the termination of the Corporation's payment obligations and recognized a gain of $5,581 which was included in "Unusual items" in the condensed consolidated statements of operations.

During the three and nine months ended December 31, 1997, the Corporation recognized losses of $5,725 and $11,207, respectively, from the Corporation's adjustment in the carrying value of its investment in Imagyn Medical Technologies, Inc. ("Imagyn") to its market value as of December 31, 1997.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 1996

OPERATING INCOME (LOSS)

Revenues from real estate operations decreased $260 and $1,243 to $2,974 and $9,797 for the three and nine months ended December 31, 1997, respectively, compared to $3,234 and $11,040 for the three and nine months ended December 31, 1996. The decrease was the result of the disposal of several properties in fiscal 1997 partially offset by increased revenues at the remaining properties and the purchase of an additional interest in a property as described above.

Operating costs and depreciation and amortization were $4,789 and $12,646 for the three and nine months ended December 31, 1997, respectively, compared to $3,005 and $13,092 for the three and nine months ended December 31, 1996. Operating costs for the three months ended December 31, 1997 increased $1,784 when compared to the same period in the prior year. The operating costs for the prior year were favorably affected by the settlement of tax and other liabilities as well as lower pension costs. For the nine months ended December 31, 1997, the decrease in operating costs of $446 related to real estate operations and, for the first six months of fiscal 1998, corporate overhead costs. The decrease in real estate operating expenses was the result of the disposal of several properties in the prior year partially offset by higher costs related to increased revenues at the remaining properties and the purchase of an additional interest in a property.

Income from unusual items for the three months ended December 31, 1997 primarily represented a gain in connection with the disposition of certain pension and other postretirement benefit obligations of former officers and employees. For the nine months ended December 31, 1997, unusual items also included charges incurred in connection with the settlement reached in litigation with the Trustee, as discussed above, partially offset by income from the settlement of litigation primarily with insurance carriers related to environmental liability claims.

OTHER INCOME (EXPENSE)

Other expense of $5,231 for the three months ended December 31, 1997 primarily related to a loss of $5,725 for the quarter from the Corporation's adjustment in the carrying value of its investment in Imagyn to its market value as of December 31, 1997 partially offset by a gain on the sale of other assets of approximately $494. In the prior year, the income of $32,606 for the three months ended December 31, 1996 was primarily the result of a $34,056 gain on the sale of a subsidiary, FoxMeyer Canada Inc. ("FoxMeyer Canada"), and a $6,144 gain from the sale of certain real estate partnerships partially offset by losses on trading securities, including a $7,075 loss on Imagyn.

Other expense of $10,537 for the nine months ended December 31, 1997 primarily related to the loss from the adjustment in the carrying value of Imagyn of $11,207 partially offset by a gain of $670 on the sale of other assets. Other income of $30,788 for the nine months ended December 31, 1996 reflected a $34,056 gain on the sale of FoxMeyer Canada, gains of $7,700 from the sale of real estate partnerships and real estate notes receivable partially offset by losses on trading securities, including an $8,489 loss on Imagyn, and a charge of $2,043 for the write-off of the Corporation's investment in Ben Franklin Retail Stores, Inc.

NET FINANCING COSTS

Net financing costs decreased $130 to $1,081 for the three months ended December 31, 1997 compared to $1,211 for the three months ended December 31, 1996. Interest income was approximately the same for both periods. Interest expense decreased primarily due to a decrease in real estate interest charges from properties disposed of in the prior year. In addition, the increased interest charge related to the Trustee note substantially offset the decrease due to the payoff of other corporate debt.

Net financing costs decreased $688 to $3,247 for the nine months ended December 31, 1997 compared to $3,935 for the nine months ended December 31, 1996. Interest income decreased $200 primarily due to real estate notes sold in the prior fiscal year. Interest expense decreased $888 due to reduced borrowings, primarily from the repayments of the Corporation's non-real estate debt and from the sale of real estate partnerships in the prior fiscal year, partially offset by increased real estate borrowings for the purchase of an additional interest in a property, as discussed above, and the Trustee note.

NATIONAL STEEL CORPORATION

The net preferred dividend income for NSC was $1,345 and $5,854 for the three and nine months ended December 31, 1997, respectively, compared to $401 and $5,226 for the same periods of the prior year. For fiscal 1998, the dividend income for the three and nine months was to the date of the NSC Settlement in November 1997. For the prior fiscal year, the dividend income was offset by a valuation reserve which reflected the Corporation's adjustment of its NSC investment to its estimated fair market value at December 31, 1996. Refer to the "Overview" section above for a discussion of the $59,038 loss in connection with the NSC Settlement.

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income was $1,079 for the three months ended December 31, 1997 compared to $481 for the three months ended December 31, 1996. The increase was primarily the result of the Corporation's equity investment in Phar-Mor which had improved results in the current fiscal year. In addition, the equity in income in the prior year included operating losses of FoxMeyer Canada which was sold in the third quarter of fiscal 1997.

Equity in loss was $1,531 for the nine months ended December 31, 1997 compared to $1,906 for the nine months ended December 31, 1996. The decrease in the equity loss resulted from the sale in the prior year of the Corporation's equity investment in FoxMeyer Canada, which had been incurring losses, partially offset by the loss in income from real estate equity investments, which were either sold or became consolidated in prior periods, and an increase in the equity loss of Phar-Mor for the nine months. Phar-Mor's increased loss resulted primarily from a charge for severance costs of its former chief executive officer in September 1997.

INCOME TAXES

The Corporation recorded an income tax provision for the current year for state taxes paid net of a federal income tax refund. The income tax benefit on the current year's operating loss was offset by an increase in the deferred tax asset valuation allowance. The $29,855 income tax provision for the nine months ended December 31, 1996 was primarily the result of the increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing in August 1996.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest decreased to $(11) and $325 for the three and nine months ended December 31, 1997, respectively, compared to $332 and $1,342 for the three and nine months ended December 31, 1996. The decrease in the minority interest for the three month period was the result of decreased income from real estate operations primarily related to the sale of properties in the prior fiscal year and by the elimination of the minority interest related to Hamilton Morgan. For the nine month period, the decrease in minority interest resulted from a decrease in real estate income in the current year related to the sale of properties and notes in the prior fiscal year partially offset by improved results for Phar-Mor prior to the sale of the Corporation's interest in Hamilton Morgan.

DISCONTINUED OPERATIONS

The gain for the three and nine months ended December 31, 1997 represents the gain on the sale of USHDI. The loss for the three and nine months ended December 31, 1996 related to the loss from operations and/or the loss on disposal of FoxMeyer and USHDI which were both treated as discontinued operations beginning in the prior fiscal year, partially offset by the gain on the sale of the Corporation's pharmacy benefit management operations.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends increased to $6,474 and $18,972 for the three and nine months ended December 31, 1997, respectively, compared to $5,888 and $13,048 for the three and nine months ended December 31, 1996. For the three month period, the increase was primarily due to the fact that the dividend on the Series A preferred stock increases each quarter that it remains unpaid. The increase for the nine months was primarily due to the Series A preferred stock's current year charge to equity based on the cash dividend that would have been paid if declared (see Note 6 to the condensed consolidated financial statements) being substantially higher than the prior year charge based on the market value on the ex-dividend date of the additional preferred stock to be issued as a pay-in-kind dividend.




                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Corporation had cash and short-term investments of approximately $42,744. This represents a significant increase over the prior quarter due primarily to the cash proceeds from the NSC Settlement and the sale of USHDI partially offset by the repayment of the Corporation's $14,900 secured loan. The remaining debt of the Corporation consists of the $8,000 note payable to the Trustee and the debt of real estate partnerships controlled by the Corporation.

Including, and beginning with, the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividends on its Series A preferred stock or its convertible preferred stock. If the Corporation does not pay dividends on its preferred stock for six consecutive quarters, the preferred shareholders would have the ability to elect a specified number of members to the Board of Directors.

The Corporation believes that its real estate operations will provide adequate cash flow to fund recurring real estate operating expenses, including required payments on related debt. Cash required for necessary real estate capital improvements may be funded from excess cash flow from operations, additional borrowings, or contributions from the Corporation or minority interests. For corporate operations other than real estate, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. While the NSC Settlement does relieve the Corporation of existing and potential environmental liabilities at a considerable number of sites, the Corporation still remains liable for environmental liabilities related to other previously owned businesses. The Corporation continuously evaluates current and potential investments in connection with an ongoing review of its investment strategies, and will continue to invest in real estate and other publicly and privately held companies as opportunities arise which the Corporation believes would be strategic fits. In addition, the Corporation may pursue the acquisition of an operating company.

The Corporation will rely on cash on hand, any excess cash from its real estate operations and, if necessary, the sale of real estate or other investments to meet its future obligations. However, the Corporation currently has no plans to pay cumulative unpaid dividends on its preferred stock. In addition, there is significant litigation (see Note 8 to the condensed consolidated financial statements) that, if the Corporation were to lose, could have a material impact on the financial condition, liquidity and results of operations of the Corporation. The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

                                      OTHER

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. SFAS No. 130 will require that changes in the balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses and minimum pension liability adjustments) be added or subtracted from net income to arrive at comprehensive income. If the Corporation had adopted SFAS No. 130 in the current fiscal year, comprehensive income (loss) for the three and nine months ended December 31, 1997 and 1996 would be as follows (in thousands of dollars):


                                                                  For the three months ended
                                                                         December 31,
                                                                      1997           1996
----------------------------------------------------------------- -------------- -------------

 Net income (loss)                                                  $(55,457)      $ 29,746
 Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                 -              47
 Reclassification adjustment for losses included in net income            -               3
----------------------------------------------------------------- -------------- -------------
    Net foreign currency translation adjustments                          -              50

 Unrealized losses on securities                                         (26)            -
 Reclassification adjustment for losses included in net income            -             329
 ----------------------------------------------------------------- -------------- -------------
   Net unrealized gain (loss)                                            (26)           329

  Minimum pension liability adjustment                                (1,916)            -
  Loss on plan termination included in net loss                       79,718             -
----------------------------------------------------------------- -------------- -------------
   Net minimum pension liability adjustment                           77,802             -
----------------------------------------------------------------- -------------- -------------
   Total other comprehensive income                                   77,776            379
----------------------------------------------------------------- -------------- -------------
Comprehensive income                                                $ 22,319       $ 30,125
----------------------------------------------------------------- -------------- -------------


                                                                     For the nine months ended
                                                                           December 31,
                                                                       1997           1996
----------------------------------------------------------------- -------------- -------------

Net loss                                                             $(93,988)     $(263,731)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                                 -              17
  Reclassification adjustment for losses included in net loss              -              21
----------------------------------------------------------------- -------------- -------------
       Net foreign currency translation adjustments                        -              38

  Unrealized losses on securities                                         (26)          (329)
  Reclassification adjustment for losses included in net loss              -             346
----------------------------------------------------------------- -------------- -------------
       Net unrealized gain (loss)                                         (26)            17

 Minimum pension liability adjustment                                  (6,187)            -
 Loss on plan termination included in net loss                         79,718             -
----------------------------------------------------------------- -------------- -------------
    Net minimum pension liability adjustment                           73,531             -
----------------------------------------------------------------- -------------- -------------
    Total other comprehensive income                                   73,505             55
----------------------------------------------------------------- -------------- -------------
 Comprehensive loss                                                  $(20,483)     $(263,676)
----------------------------------------------------------------- -------------- -------------

The loss on plan termination included in net loss for the minimum pension liability was a result of the NSC Settlement in which amounts charged to the accumulated deficit in prior periods were reversed on the termination of the Corporation's liability with respect to the Weirton pension plan.

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

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES



ITEM 1.  LEGAL PROCEEDINGS

With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and its Form 10-Q's for the fiscal quarters ended June 30, 1997 and September 30, 1997, the following additional information is provided:

FOXMEYER DRUG COMPANY\LUSK LITIGATION. With reference to the age discrimination lawsuit styled Lusk v. National Intergroup, Inc., on December 4, 1997, the United States Court of Appeals for the Fifth Circuit entered an order affirming the partial final judgment previously entered in favor of the Corporation.

MCKESSON/VENDOR LITIGATION. With reference to the lawsuit styled FoxMeyer Health Corporation v. McKesson Corporation, et al., on August 27, 1997, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, entered an order denying the defendants' motion to transfer the case to the Delaware Court, and deferred ruling on the Corporation's motion to remand the case back to Texas State Court. The Dallas Court further indicated that if the Delaware Court rules that the Corporation owns the claims asserted in this lawsuit, the Dallas Court will grant the Corporation's motion to remand. The defendants have also filed a second motion for summary judgment in the case, which, along with their May 1997 motion, remains pending with the Delaware Court.

NATIONAL STEEL CORPORATION; ENVIRONMENTAL INSURANCE LITIGATION. On November 25, 1997, the Corporation entered into an Agreement with National Steel Corporation ("NSC") and two of NSC's affiliates, NKK Corporation and NKK U.S.A. Corporation. Under the Agreement, among other things, (i) NSC released the Corporation from all environmental liabilities that were previously indemnified by the Corporation and (ii) the Corporation released and assigned to NSC all of the Corporation's rights to assert pre-1987 environmental claims against insurers of both NSC and the Corporation and released the Corporation's share of any settlement proceeds relating to such claims and all amounts remaining in an environmental account pre-funded by the Corporation to NSC in fiscal 1994. As a result of the Agreement, the Corporation has no further indemnification obligations with respect to the matters previously reported in the Corporation's Form 10-K under the heading "National Steel Corporation," and is no longer prosecuting for its own benefit the matters previously reported under the heading "Environmental Insurance Litigation."

OTHER. With reference to the application for an order under Section 3(b)(2) of the Investment Company Act of 1940 (the "Act") or, in the alternative, Section 6(c) of the Act, for an exemption from Sections 3(a)(1) and 3(a)(3) of the Act, previously filed by the Corporation with the Securities and Exchange Commission, the Corporation has informed the Commission that as of December 31, 1997, the Corporation no longer requires the exemptive relief requested in the application.

BEN FRANKLIN LITIGATION. The Corporation remains the owner of approximately 17% of the common stock of Ben Franklin Retail Stores, Inc. ("BFRS"), which was previously engaged in the franchising and operation of general variety and crafts stores, and the wholesale distribution of products to such stores. BFRS and certain of its operating subsidiaries (the "Subsidiaries") filed for relief under the Bankruptcy Code in 1996 and subsequently liquidated its assets under Chapter 7 of the Bankruptcy Code. Beginning in August, 1997, certain creditors of BFRS and/or the Subsidiaries and the Chapter 7 Trustees of BFRS and the Subsidiaries filed and/or threatened to file lawsuits against certain former officers and directors of BFRS, the Corporation and certain current and former officers and directors of the Corporation. The factual basis underlying these lawsuits and potential lawsuits relates to the alleged altering of financial reports of BFRS and the Subsidiaries and the alleged "freshening" of the dates of certain accounts receivable owed to, and inventory held by, the Subsidiaries. As of December 31, 1997, the plaintiffs in all of the filed lawsuits have amended their initial filings to drop the Corporation and current and former officers and directors of the Corporation (in their capacity as such) as defendants, and there are currently no lawsuits pending against the Corporation or current and former officers and directors of the Corporation (in their capacity as such) with respect to BFRS and the Subsidiaries. In accordance with Delaware law, the Corporation has agreed to pay a portion of the legal expenses incurred by certain individuals who are named as defendants in these lawsuits by reason of the fact that they were serving at the request of the Corporation as a director or officer of BFRS, and may, if appropriate, agree at a future date to indemnify such individuals in the lawsuit.


ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

The Corporation did not declare, nor did it pay, the dividends due for the quarterly periods beginning January 15, 1997 on either its Convertible Preferred Stock or its Series A Preferred Stock. These two issues are cumulative. The cumulative dividends accrued and unpaid for the five quarters from January 15, 1997 through January 15, 1998 were approximately $4.1 million ($6.25 per share) and $23.9 million ($5.53 per share) on the Convertible Preferred Stock and Series A Preferred Stock, respectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  10-A     -  Agreement, dated as of November 25, 1997, among
                              Avatex Corporation, National Steel Corporation,
                              NKK Corporation and NKK U.S.A. Corporation (Filed
                              as Exhibit 2 to Avatex Corporation's Current
                              Report on Form 8-K dated November 25, 1997 and
                              incorporated herein by reference).
                  27       -  Financial Data Schedule


         (b)   Reports on 8-K

                 The Corporation filed the following Current Report on Form 8-K during the three months ended December 31, 1997:

                 Form 8-K dated November 25, 1997, announcing the redemption by National Steel Corporation of its preferred stock owned by the Corporation and the release of the Corporation from various related liabilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AVATEX CORPORATION



February 4, 1998                          By:  /s/ Edward L. Massman
                                               ---------------------------------
                                               Edward L. Massman
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)

February 4, 1998                          By:  /s/ Scott E Peterson
                                               ---------------------------------
                                               Scott E Peterson
                                               Vice President Finance
                                               and Controller
                                               (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.                                  Description
-------------                           -----------------------
        27                              Financial Data Schedule