Form 10-K
period 1998-03-31
AVATEX CORP
filed 1998-06-26
CIK 716644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8549

                              AVATEX CORPORATION
            (Exact name of registrant as specified in its charter)

                     DELAWARE                               25-1425889
  (State or other jurisdiction of incorporation          (I.R.S. Employer
                 or organization)                      Identification No.)
   5910 NORTH CENTRAL EXPRESSWAY, SUITE 1780 ,                75206
                  DALLAS, TEXAS                             (Zip Code)
     (Address of principal executive offices)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  214-365-7450

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
       Title of each class                                on which registered
       -------------------                                ---------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
          ---
On June 22, 1998, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $27,680,300.

On June 22, 1998, there were 13,806,375 shares of the registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

                                       PART I

ITEM 1.  BUSINESS

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores. In addition, during a portion of the fiscal year, the Corporation was involved in electronic medical claims processing through a wholly-owned subsidiary US HealthData Interchange, Inc. ("USHDI"). On November 19, 1997, the Corporation sold substantially all of the assets of USHDI.

The Corporation was incorporated in Delaware on September 27, 1982, for the purpose of effecting a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries in which NSC assets pertaining to the steel industry were separated from its non-steel assets. Pursuant to the restructuring, on September 13, 1983, NSC was merged into a subsidiary of the Corporation and the stockholders of NSC became stockholders of the Corporation. The Corporation sold substantially all of its investment in NSC and related metals operations by fiscal 1991 and invested in distribution businesses, principally FoxMeyer Corporation ("FoxMeyer"). On August 27, 1996, FoxMeyer and several of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 8, 1996, the Bankruptcy Court approved the sale of the principal assets of FoxMeyer to McKesson Corporation. On March 18, 1997, the Chapter 11 cases were converted into Chapter 7 liquidation cases.


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

REAL ESTATE

The Corporation has made certain investments in real estate through limited partnerships. These limited partnerships are controlled by wholly-owned subsidiaries of the Corporation which hold a 50% partnership interest in these limited partnerships. The Corporation controls these partnerships pursuant to rights granted by the partnership agreements which specify that the partnership's business shall be managed, and its business controlled, exclusively by the Corporation's subsidiary. The Corporation will lose its right to exclusively manage the partnerships if (i) the current co-chief executive officers cease to be officers or directors of the Corporation or
(ii) there has been at least a 50% aggregate return on the capital invested by the Corporation.

The limited partnerships are engaged in the buying, holding, operating and disposing of real estate, principally hotels and office buildings. The properties owned by these partnerships are located in Maryland and Washington, D.C. and are as follows:

A 38,510 square foot office building and 150 room hotel located in Annapolis, Maryland. Both properties were purchased in November 1993 and refurbished. The office building was 91% occupied and the hotel was approximately 66% occupied during fiscal 1998.

A 194 room hotel located in Washington, D.C. in the Watergate area. A partnership in which the Corporation is a general partner assumed operating control of the hotel in November 1995 and has completely refurbished the property. The fiscal 1998 occupancy rate was approximately 79%.

A 103,000 square foot office building with adjoining townhouse located in Washington, D.C. was purchased in May 1996. The townhouse was sold in January 1998. The building is presently being renovated with a plan to convert the building into a 158 room hotel with an expected opening date in November 1998. The projected cost of the renovation is approximately $14.8 million. The Corporation is committed to fund approximately $1.3 million with the remainder to be provided through a construction loan. The partnership had borrowed $2.2 million under the construction loan at March 31, 1998.

At the present time, the Corporation has no obligation for future contributions with respect to the partnerships other than those discussed above. The partnership mortgage loans are secured by the associated properties. Certain mortgages are guaranteed by entities related to the minority partner, or by the subsidiaries of the Corporation that hold partnership interests.

EQUITY INVESTMENT IN PHAR-MOR, INC.

In fiscal 1996, the Corporation acquired a 69.8% interest in Hamilton Morgan LLC, a Delaware limited liability company ("Hamilton Morgan"). Hamilton Morgan subsequently acquired an approximate 30.9% common stock interest in Phar-Mor. On September 19, 1997, the Corporation, under an agreement among Hamilton Morgan, the owner of the minority interest in Hamilton Morgan and certain other parties, acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6.1 million in other assets to Hamilton Morgan. The Corporation now owns, including shares of Phar-Mor common stock which it had previously owned and were not involved in this transaction, approximately 38.4% of Phar-Mor's outstanding common stock.

Phar-Mor operates a chain of 106 discount retail drugstores in 19 states devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. Approximately 51% of Phar-Mor stores are located in Pennsylvania, Ohio and West Virginia. An additional 23% are located in Virginia, North Carolina and South Carolina.

In April through June 1998, Phar-Mor acquired approximately 11.2% of the Corporation's outstanding common stock.

OTHER

The Corporation, through a limited partnership and from shares directly owned, holds the equivalent of an approximate 11.3% interest in Carson, Inc., a global manufacturer of cosmetics.

The Corporation has an approximate 5.3% interest in Imagyn Medical Technologies, Inc., a developer, manufacturer and distributor for the urology, minimally invasive and general surgery, and gynecology markets.

The Corporation has an approximate 5.5% interest in JW Genesis Financial Corp., a full service securities broker and investment banking firm providing securities transaction processing and other related services.

The Corporation has an approximate 6.3% interest in Caring Technologies, Inc. which is a privately held corporation that develops, manufactures and markets miniature continuous-wear vital signs monitors that combine proprietary sensor and wireless data transmission technologies.

The Corporation has a 10.8% ownership interest in AM Cosmetics, Inc., a leading privately-held manufacturer of low cost cosmetics.

The Corporation, through a limited liability company, holds the equivalent of an approximate 7.2% interest in Chemlink Laboratories LLC ("Chemlink") which is principally engaged in the development, manufacture and distribution of effervescent tablet formulations for use in cleaning, disinfectant and sterilization applications.

The Corporation owns $1.25 million of preferred stock of HPD Holdings Corp ("HPD"), which is a privately held corporation whose subsidiary acquired certain assets of Block Drug Company, Inc. ("Block") used in or related to the manufacture, sale or distribution of Block's household product lines. The Corporation also has a 2.5% interest in the common stock of HPD.

The Corporation has an approximate 8.6% interest in RAS Holding Corp. ("RAS") which is a privately-held corporation involved in the development and distribution of medical and commercial optical devices.

The interests in Chemlink, HPD and RAS noted above are only the Corporation's direct interest and do not include the effect of Phar-Mor's investment in these same companies. Phar-Mor has an approximate 7.2% interest in Chemlink, a 4.6% interest in RAS, and also owns $1.25 million of preferred stock, and a 2.5% interest in the common stock, of HPD.

The Corporation owned 17.4% of Ben Franklin Retail Stores, Inc. ("Ben Franklin") which filed for protection under the U.S. Bankruptcy Code in July 1996 and subsequently liquidated its assets under Chapter 7 of the Bankruptcy Code. The Corporation wrote off its investment in Ben Franklin in fiscal 1997 as a result of the bankruptcy filing.


                              ENVIRONMENTAL REGULATION

The Corporation, like many other enterprises, is subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect the Corporation's previously sold or discontinued operations where the Corporation retained all or part of any environmental liabilities on conditions existing at the date of sale. As a result of an agreement entered into in November 1997 between the Corporation, NSC and certain other parties, the Corporation was released from its contractual indemnification liability to NSC for environmental liabilities that existed from its prior ownership of NSC or NSC's Weirton steel division.

It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by the Corporation for other former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. Management recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information may ultimately change management's current assessment. See Note N to the consolidated financial statements of the Corporation contained herein. Also, see "Item 3. Legal Proceedings" for a discussion of outstanding environmental actions involving the Corporation.


                                     EMPLOYEES

The number of persons employed by the Corporation and its consolidated subsidiaries was fourteen at March 31, 1998. This number does not include 87 employees of the consolidated real estate limited partnerships who were employed at March 31, 1998 by their respective management companies.


ITEM 2.  PROPERTIES

The Corporation's executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, contains approximately 6,139 square feet of space under a lease agreement that expires in December 2001.

The following additional information is provided for the real estate properties discussed in Item 1:

A hotel and office building located in Annapolis, Maryland have a net book value of $5.1 million and are encumbered by a $5.2 million loan. The loan requires monthly principal and interest payments and matures in fiscal 2022. The current interest rate is 9.67% but will increase by at least 2% if the loan is not retired by fiscal 2007. The occupancy rate for the hotel, since its acquisition in fiscal 1994, was 43%, 65%, 64% and 66%, respectively, for fiscal 1995 through fiscal 1998.

A hotel located in the Watergate area of Washington, D.C. has a net book value of $8.7 million and is encumbered by two loans totaling $7.7 million. One loan of $7.2 million requires monthly principal and interest payments with a balloon payment of approximately $6.3 million in fiscal 2004. The interest rate is 10.19%. The other loan requires monthly principal and interest payments, has an interest rate of 9.25% and matures in fiscal 2000. The occupancy rate for the hotel since its acquisition in fiscal 1995 was 66%, 62% and 79%, respectively, for fiscal 1996 through fiscal 1998.

The office building located in Annapolis, Maryland, has two tenants which occupy more than 10% of the 38,510 net rentable square feet. Fleet Business School occupies approximately 29% and NationsBank approximately 16% of the lease space. Fleet Business School's lease expires February 2000 and contains four 5 year renewal options. Annual rent is $204,263. NationsBank's lease expires November 1999 and contains three 5 year renewal options. Annual rent is $216,611. Average rental per square foot was $21.27 in 1998. The following table sets forth the lease expirations at the office building for all current tenants:

   Fiscal Year    Number of Tenants  Lease in Square Feet   Annual Rental      % of Annual Rental
-------------------------------------------------------------------------------------------------
      1998                2                  5,860            $ 18,000                 2.4%
      1999                1                  2,750              59,622                 8.0%
      2000                5                 23,786             556,306                74.4%
      2003                4                  6,114             113,786                15.2%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

The occupancy rate for the office building, since its acquisition in fiscal 1994, was 95%, 100%, 100% and 91%, respectively, for fiscal 1995 through fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

MCKESSON\VENDOR LITIGATION

On January 10, 1997, the Corporation filed a ten count lawsuit against McKesson Corporation ("McKesson") and certain major pharmaceutical manufacturers styled FOXMEYER HEALTH CORPORATION V. MCKESSON CORPORATION, ET AL., Cause No. 9700311, in the 95th Judicial District Court of Dallas County, Texas (the "Texas State Court") (the "McKesson Litigation"). In the McKesson Litigation, the Corporation alleges that McKesson and the pharmaceutical manufacturers conspired to drive the Corporation's pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business, that McKesson misused confidential financial and competitive information to which it had gained access in conceiving, perpetrating and promoting a plan to drive FoxMeyer Drug Company out of its industry, and that McKesson exploited this information by interfering with FoxMeyer Drug Company's customer and vendor relationships and disrupting its operations in order to ultimately effectuate a purchase of its competitor at a significantly distressed price. With respect to the pharmaceutical manufacturer defendants, the Corporation alleges that they tightened or outright denied credit to FoxMeyer Drug Company and thereafter refused to work with an investment group that had agreed to buy FoxMeyer Drug Company's operations, thereby forcing it into Chapter 11, and that these actions were the result of an unlawful civil conspiracy. The Corporation seeks to recover in excess of $400 million in compensatory damages on account of the loss in value in the Corporation's interest in FoxMeyer Drug Company, plus punitive damages. In February 1997, certain defendants in the McKesson Litigation removed the lawsuit to the Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Dallas Bankruptcy Court"), under Adversary No. 397-3052, and filed a motion to transfer the McKesson Litigation to the Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") as a proceeding related to the Chapter 11 case of FoxMeyer Drug Company.

On February 26, 1997, the Official Committee of Unsecured Creditors of FoxMeyer Corporation ("FoxMeyer") and FoxMeyer Drug Company (the "Committee") filed a lawsuit against the Corporation in the Delaware Bankruptcy Court under Adversary No. 97-20. In the Delaware lawsuit, the Committee seeks a declaration that the claims asserted by the Corporation in the McKesson Litigation are property of the FoxMeyer bankruptcy estate, and an injunction barring the Corporation from continuing to prosecute the McKesson Litigation. On March 19, 1997, McKesson intervened in the Committee's lawsuit and filed its own complaint, in which McKesson asserts that (a) as of the commencement of the FoxMeyer Chapter 11 case in August 1996, the claims asserted in the McKesson Litigation were property of the bankruptcy estate, and (b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug Company, the claims were transferred to McKesson. On May 30,

1997, McKesson filed a motion for partial summary judgment in the Delaware lawsuit and, on November 5, 1997, filed a second motion for summary judgment, both of which remain pending.

On August 27, 1997, the Dallas Bankruptcy Court entered an order denying the defendants' motion to transfer the McKesson Litigation to the Delaware Bankruptcy Court, and deferred ruling on the Corporation's motion to remand the case back to Texas State Court. The Dallas Bankruptcy Court further indicated that if the Corporation owns the claims asserted in the McKesson Litigation, the Dallas Bankruptcy Court will grant the Corporation's motion to remand. On March 6, 1998, following the retirement of the Delaware Bankruptcy Judge, the Corporation moved to transfer the Delaware lawsuit to the Dallas Bankruptcy Court on the ground that it is now the court with the most familiarity with all of the McKesson related litigation. On March 27, 1998, the Chief Judge of the Delaware Bankruptcy Court referred the pending transfer motion to a bankruptcy judge in the Western District of Pennsylvania, who has set a hearing on McKesson's first motion for partial summary judgment on June 23, 1998.

1994 MERGER LITIGATION

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which a wholly-owned subsidiary of the Corporation would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. Shortly after the announcement, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996 in IN RE: FOXMEYER CORPORATION SHAREHOLDER LITIGATION, No. 13391 in the Court of Chancery in Delaware (the "Delaware Chancery Court"). The amended complaint alleges that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleges that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. No schedule has been set for the completion of discovery in the case, the briefing of plaintiffs' class certification motion or any other proceedings.

1996 SHAREHOLDER LITIGATION

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, ET AL. V. FOXMEYER HEALTH CORPORATION, ET AL., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Corporation's common and its Series A and convertible preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Corporation and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning its National Distribution Center and Delta computer systems and the resulting impact on the Corporation's existing and future business and financial condition. On March 31, 1998, the Court denied the Corporation's motion to dismiss the amended complaint in the lawsuit.
The Corporation intends to continue to vigorously defend itself in the lawsuit.

The Corporation and its Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in GROSSMAN V. FOXMEYER HEALTH CORP., ET AL., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. The lawsuit purports to be brought on behalf of all holders of the Corporation's common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the ZUCKERMAN action described above. On September 28, 1997, the Court denied the Corporation's motion for summary judgment in the lawsuit. The Corporation intends to continue to vigorously defend itself in the lawsuit.

NATIONAL ALUMINUM CORPORATION

During the fiscal year ended March 31, 1990, the Corporation disposed of the operating assets of its subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, the Corporation retained responsibility for certain environmental matters, as described in paragraphs
(a) through (h) below:

(a) DIAZ. In June 1988, NAC received notification that it was considered to be one of several hundred potentially responsible parties ("PRPs") for the clean-up of a site known as the Diaz Refinery located in Diaz, Arkansas. In September 1989, a complaint was filed against NAC and others in the Chancery Court of Jackson County, Arkansas, styled GRANTORS TO THE DIAZ REFINERY PRP COMMITTEE SITE TRUST, ET AL. V. RHEEM MANUFACTURING COMPANY, ET AL., in which a PRP steering committee sought a declaratory judgment relating to cleanup liability and cost recovery at the site. In January 1990, NAC was dismissed as a defendant and realigned as a plaintiff, and thereby joined the PRP steering committee that is participating in site remediation activities. NAC is awaiting final approval of the cleanup by the State of Arkansas and, assuming such approval, does not anticipate any additional material costs at the site.

(b) FISHER-CALO. In December 1988, NAC received notification that it was considered to be one of a number of PRPs for wastes present at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana. The United States Environmental Protection Agency (the "EPA") ordered 23 entities, including NAC, to undertake and complete emergency removal activities at the site, which has been substantially completed. In October 1990, the EPA sent a Special Notice Letter to approximately 350 PRPs, including NAC, requesting their voluntary participation in performing or financing the remedial design/remedial action at the site and demanding payment of the EPA's past costs at the site. In August 1991, approximately 52 PRPs, including NAC, executed a Consent Decree to perform the remedial design/remedial action and, in January 1992, approximately 45 PRPs, including NAC, agreed to file a contribution action for the recovery of response costs from non-participating PRPs. Under the Consent Decree and Cost Sharing Agreement among the PRPs, NAC paid its allocated share of approximately $890,000 of the estimated $31 to $47 million total cost of the cleanup. Excluding any potential cost overruns, funding of the contribution action against the non-participating PRPs and annual administrative fees of $4,000, NAC does not anticipate any additional material costs at the site.

(c) GRANVILLE SOLVENTS. In May 1995, a complaint was filed against NAC and others in the United States District Court for the Southern District of Ohio styled AT&T GLOBAL V. UNION TANK CAR CO., in which a PRP group seeks to recover costs incurred relating to the Granville Solvents site located in Granville, Ohio. In August 1995, NAC was dismissed as a defendant following its payment of approximately $18,000 for its allocated share of past costs and agreement to join the PRP group and participate in funding the remedial work at the site. NAC also signed an Administrative Order on Consent with the EPA. The total cost of the remedial work at the site is estimated to be in the range of $5.7 to $8 million, and NAC's allocated share is approximately 0.4%, or approximately $32,000, of the total.

(d) GREEN RIVER. In January 1992, the EPA notified NAC that it was considered to be one of a number of PRPs with respect to the disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. With respect to costs associated with the investigation and remediation of the site, including but not limited to the remedial investigation/feasibility study ("RI/FS") and the remedial action, NAC has paid a total of approximately $245,000 of the total estimated costs, and expects to pay in the future approximately $10,000 each year for operating and maintenance costs. In 1997, NAC and a number of other parties received a demand from the EPA to recover certain of its costs incurred at the site, estimated at $1.2 million. NAC is supporting efforts of the PRPs that previously paid the costs to investigate and remediate the site to have the EPA's costs paid by non-participating PRPs. In any event, NAC believes that its share of such costs is unlikely to exceed $60,000 based on a volumetric allocation. In addition, at the direction of the EPA, the PRPs have agreed to undertake limited groundwater monitoring in an attempt to establish that groundwater remediation is unnecessary. Should groundwater remediation be required, NAC would allegedly be responsible for its volumetric share of the costs, which costs cannot be estimated at this time.

(e) HASTINGS/AMERIMARK. In April 1992, the United States District Court for the Western District of Michigan ruled in favor of Amerimark Building Products, the successor to Hastings Building Products, Inc., that NAC was liable for 50% of all future costs of removal or remedial action related to the mask wash contamination of soil and groundwater in the vicinity of a former NAC plant located in Hastings, Michigan. Thereafter, the Court entered an amended ruling that NAC was liable for 75% of response costs incurred to date and any further response costs related to mask wash contamination that are not inconsistent with the national contingency plan. NAC has paid approximately $440,000 of response costs incurred to date at the site. NAC is awaiting final approval with respect to the ongoing water treatment plan at the site, after which NAC will continue to be obligated to pay operating and maintenance costs at the site.

(f) HELEN KRAMER. In October 1989, the United States filed a complaint in the United States District Court for the District of New Jersey entitled UNITED STATES V. HELEN KRAMER, ET AL., seeking reimbursement of the EPA's response costs as well as a declaratory judgment as to liability for future response costs with respect to the Helen Kramer Landfill Site located in Mantua Township, New Jersey. Thirteen of the 26 named defendants subsequently filed a third-party complaint for contribution against 264 third-party defendants, including NAC's predecessor in interest, Denny Corporation. In April 1998, NAC executed a settlement agreement and paid a confidential amount with respect to its liability at the site. NAC does not anticipate any additional material costs at the site.

(g) NORTHEAST GRAVEL. NAC is one of 25 PRPs participating in a RI/FS at the Northeast Gravel Site located in Plainfield, Michigan. NAC had paid its $955 share of the $300,000 total cost of the RI/FS, and NAC's share of the total response costs within the PRP group is 0.19%. No cost estimates are available for the design and remedial action, and NAC cannot estimate its future costs at the site.

(h) ORGANIC CHEMICAL. In March 1991, NAC received notification that its former Hastings Aluminum Products division was considered to be one of a number of PRPs for wastes present at the Organic Chemical Site located near Grandville, Michigan. In the notice, the EPA requested NAC's voluntary participation in certain remedial actions and, in January 1992, issued an Administrative Order requiring NAC and approximately 150 other PRPs to perform the first phase of the remediation at the site. A group of PRPs, including NAC, is performing the first phase of the $6 million remediation and have brought a cost recovery action against non-participating PRPs.
NAC's share of the first phase remediation is anticipated to be approximately $90,000, less what is recovered from non-participating PRPs. The EPA has also issued a Record of Decision with respect to the second phase of the remediation which is estimated to cost between $3.7 million and $7.2 million. Certain PRPs, including NAC, believe, however, that the second phase relates only to contamination that was caused by the site's former owner and operator. NAC cannot estimate its future costs at the site.

BULL MOOSE TUBE COMPANY

In August 1988, the Corporation sold all of the outstanding stock of Bull Moose Tube Company ("Bull Moose") to Caparo, Inc. ("Caparo"). Bull Moose and Caparo have indicated that they will seek indemnification from the Corporation for the costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, at which plant roads were allegedly sprayed with dioxin contaminated oil in 1973 and 1977. The contamination has been remediated under an EPA plan. The EPA may seek recovery of removal and transportation (but not incineration) costs from Bull Moose, which may then seek recovery of such costs, along with defense costs, from the Corporation. Bull Moose and Caparo have provided the Corporation with certain initial cost information totaling approximately $305,000. The information is an estimate only, and the Corporation believes that it has certain defenses available to it under the original stock purchase agreement.

FOXMEYER CORPORATION

In April 1998, FoxMeyer's Chapter 7 trustee (the "Trustee") filed a lawsuit against the five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to the Corporation. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against the Corporation, the Corporation was released by the Trustee from all liability and the director-defendants in this lawsuit received covenants not to execute from the Trustee. The Corporation has agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of FoxMeyer.

BEN FRANKLIN RETAIL STORES, INC.

In 1997, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against certain former officers and directors of Ben Franklin, the

Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. In accordance with Delaware law, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit.

PREFERRED STOCKHOLDER LITIGATION

In April 1998, three substantially similar complaints were filed by preferred stockholders of the Corporation in the Delaware Chancery Court. Two of the complaints raise identical claims on behalf of a putative class consisting of all holders of the Corporation's preferred stock and are styled HARBOR FINANCE PARTNERS LTD., ET. AL. V. BUTLER, ET. AL., C.A. No. 16334, and STROUGO V. BUTLER, ET. AL., C.A. No. 16345. The third complaint is styled as ELLIOTT ASSOCIATES, L.P. ("ELLIOTT") V. AVATEX CORPORATION, ET. AL., C.A. No. 16336. The defendants in all three complaints include the Corporation and the following directors of the Corporation: Abbey J. Butler, Melvyn J. Estrin, Hyman H. Frankel, Fred S. Katz, Charles C. Pecarro, William A. Lemer, and
John L. Wineapple. The Elliott complaint also names Xetava Corporation ("Xetava") as a defendant. All three actions challenge the merger of the Corporation with and into Xetava, a transaction which has been approved by the Corporation's Board of Directors and is subject to the approval of a majority of the holders of the Corporation's common stock. Specifically, plaintiffs contend that, under the Corporation's Certificate of Incorporation, the merger is subject to a separate class vote by the holders of the Corporation's preferred stock. Plaintiffs further allege that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs seek the following relief: a declaration that the defendant directors have breached their fiduciary duties, a declaration that the merger cannot proceed without the consent of the preferred stockholders, injunctive relief preventing the consummation of the merger and damages and costs. In May 1998, the Delaware Chancery Court consolidated the Elliott, Harbor
Finance and Strougo actions under the caption IN RE: AVATEX CORPORATION SHAREHOLDERS LITIGATION, C.A. No. 16334. On June 3, 1998, the court granted defendants' motion for partial judgment on the pleadings and held that the preferred stockholders are not entitled under the Corporation's Certificate of Incorporation to vote separately as a class on the proposed merger. On June 8, 1998, the Corporation advised the Delaware Chancery Court that its Board of Directors will meet to determine whether it would be appropriate to reconsider and/or modify the terms of the proposed merger based on a number of events that had occurred since the Board of Directors had approved the merger. These events include the commencement of lawsuits and the June 3, 1998 court decision discussed above and potential changes in the value of certain of the Corporation's assets. As a result, the Delaware Chancery
Court postponed the hearing originally scheduled for June 8, 1998, on the request of certain preferred stockholders to enjoin the proposed merger.

In addition to the foregoing preferred shareholder lawsuits, on April 23, 1998, a complaint was filed with the Delaware Chancery Court pursuant to
Section 220 and 225 of the Delaware Corporation Code, styled INTRIERI, ET. AL. V. AVATEX CORPORATION, C.A. No. 16335. The complaint was brought by four individuals, Vincent Intrieri, Daniel Gropper, Ralph DellaCamera and Brian Miller, who claim to have been elected to the Corporation's Board of Directors on April 20, 1998 by the written consent of the holders of a majority of the Corporation's preferred stock. The only defendant in the action is the Corporation. Relying on the terms of the Corporation's Certificate of Incorporation, plaintiffs contend that the holders of the convertible preferred stock and the Series A preferred stock have the right to elect two directors each upon the failure of the Corporation to pay dividends on such preferred stock for six consecutive quarters, and that the aforementioned individuals were validly elected to the Corporation's Board of Directors. Additionally, in their purported capacity as directors, plaintiffs sought an inspection of certain of the Corporation's records. In order to secure a prompt hearing on the preferred stockholders' class voting claim in the merger litigation described above, on May 1, 1998, the Corporation consented to the election of Vincent Intrieri and Daniel Gropper to the Corporation's Board of Directors by the holders of the Corporation's Series A preferred stock. On June 8, 1998, the Delaware Chancery Court ruled that Ralph DellaCamera and Brian Miller were validly elected to the Corporation's Board of Directors by the written consent of a majority of holders of its convertible and Series A preferred stocks. The size of the Corporation's Board of Directors has thereby been increased to eleven directors, four of whom have been elected by the Corporation's preferred stockholders.

DERIVATIVE ACTION

On June 5, 1998, Steven Mizel IRA and Anvil Investments Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the current directors of the Corporation and three of its former directors who were members of the Corporation's Personnel and Compensation Committee. The lawsuit is styled STEPHEN MIZEL IRA, ET. AL. V. BUTLER, ET. AL., No. 602773198, in the Supreme Court of the State of New York, County of New York. The plaintiffs are holders of the Corporation's Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants have breached their fiduciary duty to the Corporation's stockholders, (ii) the compensation arrangements between the Corporation and Messrs. Butler and Estrin constitute corporate waste and (iii) the defendants caused the Corporation's subsidiaries and affiliates to improperly purchase the Corporation's stock based upon confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. The plaintiffs did not make a demand on the Corporation before filing their suit. The Corporation has not yet fully analyzed its position with respect to the lawsuit or the Corporation's obligations to the defendants under its Certificate of Incorporation, by-laws, indemnification agreements with the defendants or Delaware law.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Corporation's common stock is listed for trading on the New York Stock Exchange ("NYSE"). At May 31, 1998, the Corporation had 5,873 holders of record. Information concerning the high and low market prices of the Corporation's common and preferred stock and dividends declared on such stock for each quarter in the last two fiscal years are shown below:

STOCK PRICES FOR FISCAL 1998 AND 1997

                                                             Market Price Range               Dividends Declared
                                                ------------------------------------------         Per Share
                                                    Fiscal 1998            Fiscal 1997       ---------------------
                                                -------------------   --------------------     Fiscal     Fiscal
                                                  High       Low         High        Low        1998       1997
                                                --------  ---------   ---------   --------   ---------   ---------
Common Stock  (Symbol: AAV)
     1st Quarter                                 $1 1/2    $0 3/4      $20 7/8     $13 7/8     $  0       $  0
     2nd Quarter                                  2 1/8     0 15/16     15           2 3/4        0          0
     3rd Quarter                                  2 1/8     1 1/4        3 7/8       1 1/2        0          0
     4th Quarter                                  2 5/16    1 3/16       2           1            0          0
-------------------------------------------------------------------------------------------------------------------
Convertible Preferred Stock (Symbol: AAVPr)
     1st Quarter                                 10 3/8     9 3/4       53 1/2      49 5/8        0 **       1.25
     2nd Quarter                                 13 1/4    10           49 7/8      28 1/2        0 **       1.25
     3rd Quarter                                 16 1/2    12 1/16      31           9 5/8        0 **       0 **
     4th Quarter                                 15 1/2    13 15/16     10 1/2       7 3/8        0 **       0 **
-------------------------------------------------------------------------------------------------------------------
Preferred Stock  Series A  (Symbol: AAVA)
     1st Quarter                                  8 1/2     6 7/8       33 1/8      23 3/4        0 **       1.05*
     2nd Quarter                                 11         7 15/16     27 3/4      13            0 **       1.05*
     3rd Quarter                                 13 1/2     9 1/2       18           8            0 **       0 **
     4th Quarter                                 15        12 7/16       8 7/8       5 7/8        0 **       0 **
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

   *  Paid in additional shares of Series A Preferred Stock.
  ** Dividends were not declared. Both series of preferred stock provide for cumulative dividends which have been accrued as if declared. For the Convertible Preferred Stock, unpaid cumulative dividends due at March 31, 1998 were $7.50 per share. For the Preferred Stock Series A, unpaid cumulative dividends due at March 31, 1998 were approximately $6.73 per share.

Information with respect to restrictions on the payment of dividends on the common stock is incorporated herein by reference to Note I to the consolidated financial statements contained herein in Item 8.

The NYSE has advised the Corporation that it has fallen below the listing criteria for net tangible assets and average net income for the past three years and has requested the Corporation demonstrate when it will be able to return to the NYSE's original listing requirements. The Corporation has been in discussions with the NYSE regarding continued listing of the securities on the NYSE and the effect of the Corporation's proposed merger with Xetava Corporation (see Note T to the consolidated financial statements) on those securities. The NYSE has advised the Corporation that, if the merger is not consummated, the NYSE will proceed with efforts to suspend and/or delist the Corporation's securities from trading on the NYSE and, in any event, may proceed with efforts to suspend and/or delist the Corporation's securities from trading subject to the Corporation's ability to comply with the NYSE's original listing requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements contained herein:

                    AVATEX CORPORATION AND SUBSIDIARIES
              FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA

                                                                           For the years ended March 31,
(In millions of dollars,  except per share amounts)         1998          1997            1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Revenues                                            $   12.2      $    12.5       $   10.4       $    4.2      $    0.9
     Operating costs                                         21.8           14.9           17.5           14.3          12.4
     Operating loss                                          (9.6)          (2.4)          (7.1)         (10.1)        (11.5)
     Other income (expense)                                 (11.3)          19.2           21.8           47.4           1.0
     Financing costs, net                                     3.5            4.7            3.6            1.5           1.6
     National Steel Corporation                             (53.2)           9.6            3.3            5.4           5.3
     Equity in income (loss) of affiliates                   (3.3)          (5.2)          (4.2)           0.8          (0.5)
     Income tax provision (benefit)                           0.1           29.9            3.0            0.3         (18.1)
     Minority interest in results of operations of
      consolidated subsidiaries                               0.2           (1.1)           2.1            2.3           0.4
     Income (loss) from continuing operations               (81.2)         (12.3)           5.1           39.4          10.4
     Discontinued operations                                  3.7         (267.1)         (68.8)           2.2          19.1
     Net income (loss)                                   $  (77.5)     $  (279.4)      $  (63.7)      $   41.6      $   29.5
------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
     Basic Earnings per share:
        Continuing operations                            $  (7.74)     $   (2.10)      $  (0.97)      $   1.38      $  (0.03)
        Discontinued operations                              0.27         (17.89)         (4.16)          0.15          1.13
        Earnings (loss) per share                        $  (7.47)     $  (19.99)      $  (5.13)      $   1.53      $   1.10
     Diluted Earnings per share:
        Continuing operations                            $  (7.74)     $   (2.10)      $  (0.97)      $   1.37      $  (0.03)
        Discontinued operations                              0.27         (17.89)         (4.16)          0.15          1.13
        Earnings (loss) per share                        $  (7.47)     $  (19.99)      $  (5.13)      $   1.52      $   1.10
     Cash dividends per share                                 -              -              -              -             -
     Average number of  common shares outstanding
      (in thousands):
        Basic                                              13,806         14,931         16,521         14,711        16,930
        Diluted                                            13,806         14,931         16,521         14,821        16,930
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
     Working capital                                     $   40.6      $    46.4       $  276.4       $  444.5      $  375.0
     Total assets                                           119.3          167.2        1,577.1        1,777.0       1,525.5
     Capital expenditures                                     5.6           34.7           40.8           59.1          56.3
     Long-term debt                                          22.9           27.5          403.8          422.8         310.9
     Redeemable preferred stock                             215.0          189.4          187.3          175.0         164.8
     Stockholders' equity (deficit)                        (141.9)        (113.5)         202.5          304.2         224.8
------------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
     Current ratio                                         5.36:1         4.80:1         1.38:1         1.57:1         1.59:1
     Long-term debt as a percent of total capitalization     23.9%          26.6%          50.9%          46.9%          44.4%
------------------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. Securities and Exchange Commission regulations require that capitalization ratios also be shown with the redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 247.8%, 209.8%, 74.5%, 66.3% and 67.9%, respectively, for each of the five years ended March 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

In connection with the FoxMeyer Corporation ("FoxMeyer") fiscal 1997 bankruptcy, on October 9, 1997, the United States Bankruptcy Court for the District of Delaware approved a settlement (the "FoxMeyer Settlement") of certain litigation between the Corporation and FoxMeyer's Chapter 7 Trustee (the "Trustee"). The litigation concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996. As a result, the Corporation recognized a $33.3 million charge, which was classified in "Unusual items" in the consolidated statements of operations.

Under the FoxMeyer Settlement, (i) the pending litigation was dismissed against the Corporation, (ii) the Corporation paid the Trustee approximately $25.8 million from a previously established escrow account, and (iii) the Corporation executed a three year $8.0 million promissory note payable to the Trustee. The promissory note is secured by (i) 1,132,500 shares of common stock of Phar-Mor owned by the Corporation and (ii) a 30% interest, up to the greater of $10.0 million or the amount owed under the promissory note, in the net proceeds of certain litigation that may be brought by the Trustee against specified third parties.

On September 19, 1997, the Corporation completed a transaction relating to its 69.8% owned subsidiary, Hamilton Morgan LLC ("Hamilton Morgan"). Under an agreement among Hamilton Morgan, Robert Haft (Hamilton Morgan's other major investor) and certain other parties, the Corporation acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan,
(ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6.1 million in other assets to Hamilton Morgan. The transaction was treated as a purchase of the minority interest in Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired. The Corporation, at March 31, 1998, owned directly, including shares of Phar-Mor common stock which it had previously owned and were not involved in this transaction, approximately 38.4% of Phar-Mor's common stock compared to 29.4%, net of minority interest, at March 31, 1997.

On June 5, 1997, a partnership in which the Corporation holds a 50% controlling interest (the "Partnership") acquired the remaining 65.5% of certain improved real property not already owned by the Partnership for approximately $7.4 million, net of cash acquired in the acquisition. The Partnership accounted for the acquisition using the purchase method of accounting. On March 31, 1998, the Corporation sold its interest in the Partnership for $1.8 million recognizing a gain of $0.7 million.

On November 19, 1997, the Corporation sold substantially all the assets of US HealthData Interchange, Inc. ("USHDI") for $4.0 million in cash, subject to certain adjustments. USHDI had been treated as a discontinued operation since March 1997. The Corporation recognized a $3.7 million gain on the disposal of discontinued operations as a result of the sale.

On November 25, 1997, National Steel Corporation ("NSC"), certain of its affiliates and the Corporation entered into an agreement whereby the Corporation received $59.0 million in cash and a non-interest bearing $10.0 million note in exchange for the redemption of the NSC preferred stock owned by the Corporation and NSC's release of the Corporation from various related liabilities (the "NSC Settlement"). The Corporation was released from its indemnification of NSC for all pension, life insurance, health insurance and other benefit obligations for the current and former employees of NSC's former Weirton Steel operations ("Weirton"), as well as various environmental liabilities related to NSC and Weirton sites. The note received as part of the NSC Settlement is to be paid in installments over the twelve months following the NSC Settlement and had an estimated discounted value of $9.4 million at November 25, 1997. If the Corporation does not comply with certain financial covenants, $5.0 million of the amount due on the note is subject to forfeiture. In addition, the Corporation (i) assigned to NSC all of the

Corporation's rights to assert pre-1987 environmental claims against insurers of both NSC and the Corporation and (ii) released its share of any settlement proceeds relating to such claims as well as all amounts remaining of the fiscal 1994 $10.0 million prepayment to NSC to indemnify NSC from certain environmental liabilities. As a result of the NSC Settlement, the Corporation recognized a $59.0 million loss. However, because $79.7 million in minimum pension liability reserves related to the Weirton pension plan had been charged to the accumulated deficit in prior periods and were reversed in connection with the NSC Settlement, the Corporation's accumulated deficit improved $20.7 million as a result of this transaction.

In November 1997, the Corporation entered into lump sum payment agreements with certain former officers and employees who were receiving supplemental pension and other payments from the Corporation or its subsidiaries. As a result of the agreements, the Corporation paid approximately $2.1 million to these individuals for the termination of the Corporation's payment obligations and recognized a gain of approximately $5.6 million which was included in "Unusual items" in the consolidated statements of operations.

In March 1998, one inactive subsidiary of the Corporation, which had no ongoing operations since 1990, exercised its right to terminate coverage of its retiree healthcare and life insurance plans, as provided in the plan documents. In addition, another subsidiary of the Corporation, which had no ongoing operations since 1983 and no resources to pay its liabilities, was dissolved in March 1998. As a consequence, this subsidiary's retiree healthcare and life insurance plans were effectively discontinued. Most retirees covered by these plans elected to participate in a transition assistance payment plan and executed releases in favor of the applicable subsidiary and its affiliates. A gain of approximately $21.3 million, net of such payments and certain remaining claim reserves, was included in "Unusual items" in the consolidated statements of operations as a result of the termination or discontinuance of these plans.

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders will receive new common stock of Xetava, which upon consummation of the merger will be renamed Avatex. Pursuant to the merger agreement, (i) each share of the Corporation's common stock will be converted into one-half share of Xetava common stock, (ii) each share of the Corporation's convertible preferred stock will be converted into 4.1249 shares of Xetava common stock and (iii) each share of the Corporation's Series A Preferred Stock will be converted into 3.7271 shares of Xetava common stock. Following the consummation of the merger, the common stockholders of the Corporation will own approximately 26.9%, and preferred stockholders of the Corporation will own approximately 73.1%, of Xetava's outstanding common stock (exclusive of options previously granted under the Corporation's existing stock option plan which will be assumed by Xetava in the merger). While the merger has been approved by the Board of Directors, consummation of the merger is conditioned upon the (i) approval of the transaction by the holders of a majority of the Corporation's outstanding common stock, (ii) effectiveness of a registration statement to be filed with the Securities and Exchange Commission with respect to shares of Xetava common stock that will be issued in the merger, and (iii) approval of the listing of such shares on the New York Stock Exchange. On June 8, 1998, the Corporation announced that its Board of Directors will meet to determine whether it would be appropriate to reconsider and/or modify the terms of the proposed merger based on a number of events that have occurred since the Board of Directors approved the merger. These events include the commencement of lawsuits filed in connection with the proposed merger (see Item 3 above and Note T to the consolidated financial statements included in Item 8 below) and potential changes in the values of certain of the Corporation's assets.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1998 COMPARED
TO YEAR ENDED MARCH 31, 1997

Operating Loss

Revenues from real estate operations decreased $0.3 million to $12.2 million for the year ended March 31, 1998, compared to $12.5 million for the year ended March 31, 1997. The decrease was the result of the disposal of several properties in fiscal 1997 ($4.9 million) partially offset by increased revenues at the remaining properties ($0.7 million) and the purchase of an additional interest in a property as described above ($3.9 million). The sale of property at the end of fiscal 1998, as discussed above, will result in a $3.9 million decrease in revenues in fiscal 1999. This anticipated decline may be somewhat offset by the fiscal 1999 opening of a hotel currently being renovated.

Total operating costs including depreciation and amortization increased $2.2 million to $17.1 million for the year ended March 31, 1998 compared to $14.9 million for the year ended March 31, 1997. Real estate operating costs increased $0.5 million. Such increase is primarily attributable to an increase in operating costs at existing properties ($0.7 million), as well as incremental costs for the property purchased in fiscal 1998 ($3.5 million), somewhat offset by a decline in operating costs associated with properties sold in fiscal 1997 ($3.7 million). An increase in corporate operating costs of $1.7 million related primarily to increased compensation, pension, legal and insurance costs during the current fiscal year as compared to the prior year.

Unusual items for the year ended March 31, 1998 consisted of $33.3 million in charges incurred in connection with the FoxMeyer Settlement reached in litigation with the Trustee, as discussed above, partially offset by $1.7 million in income from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liability claims, and $26.9 million in gains in connection with the settlement of certain pension and other postretirement benefit obligations of former officers and employees.

Other Income (Expense)

Other income (expense) was an expense of $11.3 million for the year ended March 31, 1998, compared to income of $19.2 million for the year ended March 31, 1997. In fiscal 1998, the loss was primarily related to a $12.9 million charge for the year from the Corporation's adjustment in the carrying value of its investment in Imagyn Technologies, Inc. ("Imagyn") to its market value partially offset by $1.6 million in gains principally from the sale of other assets. In fiscal 1997, the Corporation recognized gains of $34.0 million from the sale of FoxMeyer Canada Inc. ("FoxMeyer Canada") and $7.3 million from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of the Corporation's investment in Phar-Mor of $13.4 million, the write-off of the Corporation's investment in Ben Franklin Retail Stores, Inc. ("Ben Franklin") of $2.0 million and $6.7 million in other losses primarily from marketable securities (including $4.8 million in losses related to Imagyn).

Net Financing Costs

Net financing costs decreased $1.2 million to $3.5 million for the year ended March 31, 1998, compared to $4.7 million for the year ended March 31, 1997. Interest income was approximately the same for both periods. A decrease in interest income earned from real estate operations was offset by increased income from excess cash invested by the Corporation primarily from proceeds from the NSC Settlement and the USHDI sale and from funds previously held in escrow that were used in the FoxMeyer Settlement. Interest expense decreased $1.2 million. Such decrease was attributable to repayments of the secured and revolving debt of the Corporation from proceeds of asset sales and the NSC Settlement, somewhat offset by interest expense on the note payable incurred in connection with the FoxMeyer Settlement.

National Steel Corporation Results

The net preferred income for NSC was $5.9 million for the year ended March 31, 1998, compared to $9.6 million for the prior period. The decrease was primarily due to the redemption of the preferred stock in November 1997 as part of the NSC Settlement compared to a full year of net preferred income in the prior year. For a discussion of the $59.0 million loss in connection with the NSC Settlement, see the "Overview" section above.

Equity in Loss of Affiliates

The equity in loss of affiliates decreased $1.9 million to a loss of $3.3 million for the year ended March 31, 1998, compared to a loss of $5.2 million for the year ended March 31, 1997. The decrease in the equity loss of affiliates resulted principally from the sale in the prior year of the Corporation's equity investment in FoxMeyer Canada, which had been incurring losses, and a decrease in the equity loss of Phar-Mor. While Phar-Mor had a greater net loss in fiscal 1998 than in fiscal 1997, primarily as a result of severance costs to its former chief executive officer and the write-down of fixed assets, the fiscal 1997 amount also included a write-down of the Corporation's investment in Phar-Mor.

Income Taxes

The Corporation recorded an income tax provision for the current year for state taxes incurred by subsidiaries, net of a federal income tax refund received. The Corporation recorded an income tax provision of $29.9 million for the year ended March 31, 1997. The provision for fiscal 1997 was primarily due to an increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing.

Minority Interest in Results of Operations of Consolidated Subsidiaries

The minority interest in net income of consolidated subsidiaries was $0.2 million for the year ended March 31, 1998, compared to a minority interest in net loss of $1.1 million for the year ended March 31, 1997. The minority interest related to real estate partnerships and the Corporation's investment
in Hamilton Morgan.   The increase in the minority interest resulted from the
purchase of the minority interest in Hamilton Morgan in the current fiscal year, eliminating the impact of the Phar-Mor losses subsequent to the purchase, partially offset by a decrease in the minority interest in real estate partnerships in the current year primarily as a result of earnings recognized in the prior fiscal year from properties sold during fiscal 1997.

Discontinued Operations

The loss from discontinued operations for fiscal 1997 was $21.1 million. The loss represented FoxMeyer's operating loss to June 30, 1996, the effective date for treating FoxMeyer as a discontinued operation, of $17.5 million, and USHDI's loss from operations through March 31, 1997, the effective date for treating USHDI as a discontinued operations, of $3.6 million.

The gain on disposal of discontinued operations for the year ended March 31, 1998 represented the gain on the sale of USHDI. The loss on disposal of discontinued operations for the year ended March 31, 1997, represented estimated losses related to discontinuing the operations of FoxMeyer ($254.5 million) and USHDI ($4.9 million) partially offset by a gain on the sale of the Corporation's pharmacy benefit management operations ($13.3 million).

Preferred Stock Dividends

Preferred stock dividends increased to $25.6 million for the year ended March 31, 1998, compared to $19.1 million for the year ended March 31, 1997. The increase for the year was primarily due to the Series A preferred stock's current year charge to equity based on the cash dividend that would have been paid if declared being substantially higher than the prior year charge based on the market value of the additional preferred stock issued as a pay-in-kind dividend (see Note I to the consolidated financial statements).

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1997 COMPARED
TO YEAR ENDED MARCH 31, 1996

Operating Loss

Revenues from real estate operations increased $2.1 million to $12.5 million for the year ended March 31, 1997, compared to $10.4 million for the year
ended March 31, 1996.   The increase was principally related to revenues from
an additional hotel operated beginning in late fiscal 1996 ($3.1 million) and incremental revenues from the completion of renovations at certain sites ($0.6 million), partially offset by the sale of several properties during fiscal 1997 ($1.6 million). Revenues in future years will be adversely affected by the fiscal 1997 sales.

Total operating costs including depreciation and amortization decreased $2.6 million to $14.9 million for the year ended March 31, 1997, compared to $17.5 million for the year ended March 31, 1996. Such decrease was primarily the result of the disposition of FoxMeyer and related costs. The decrease was partially offset by an increase of $0.4 million in real estate operating costs. Included in the increase of $0.4 million was an increase in operating costs of $3.2 million related to the additional hotel operated beginning in late fiscal 1996 and to other properties following completion of renovations at those sites partially offset by a $2.8 million decrease in operating costs related to properties sold.

Other Income (Expense)

Other income decreased $2.6 million to $19.2 million for the year ended March 31, 1997, compared to $21.8 million for the year ended March 31, 1996. In fiscal 1997, the Corporation recognized gains of $34.0 million from the sale of FoxMeyer Canada and $7.3 million from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of its investment in Phar-Mor of $13.4 million, the write-off of the Corporation's investment in Ben Franklin of $2.0 million and $6.7 million in other losses primarily from marketable securities (including $4.8 million in losses related to Imagyn). In fiscal 1996, the Corporation realized gains of $19.6 million on the settlement of certain unresolved issues related to the fiscal 1992 sale of The Permian Corporation and other contingencies, $14.3 million on its investment in Imagyn and $1.6 million on the early collection of real estate notes receivable. The gains were partially offset by a write-down of $3.4 million in the value of the Corporation's investment in Ben Franklin to its market value and $10.3 million in losses on trading securities and other investments.

Net Financing Costs

Net financing costs increased $1.1 million to $4.7 million for the year ended March 31, 1997, compared to $3.6 million for the year ended March 31, 1996. Interest income decreased $1.1 million primarily as a result of the early collection of certain real estate notes receivable in fiscal 1996 and early fiscal 1997. Interest expense was $6.4 million for both years. Interest related to real estate operations increased $1.0 million, due principally to additional borrowings during the fiscal year in partnerships that were not sold, offset by a reduction in connection with the retirement of the Corporation's revolving credit facility in August 1996.

National Steel Corporation Results

The net preferred income for NSC was $9.6 million for the year ended March 31, 1997, compared to $3.3 million for the prior period. The increase was primarily due to a decrease in the expense related to the Weirton pension obligation for the year ended March 31, 1997.

Equity in Loss of Affiliates

The equity in loss of affiliates increased $1.0 million to a loss of $5.2 million for the year ended March 31, 1997, compared to a loss of $4.2 million in the prior fiscal year. The Corporation's equity in Phar-Mor was $6.3 million lower than in the prior fiscal year as a result of Phar-Mor losses and losses related to the write-down of the investment in Phar-Mor in fiscal 1997. This was substantially offset by the decrease in the equity loss associated with Ben Franklin and FoxMeyer Canada. No equity loss in Ben Franklin was recorded during fiscal 1997, as a result of the write-off of the Corporation's investment in Ben Franklin, compared to an equity loss of $5.0 million in fiscal 1996.

Income Taxes

The Corporation recorded an income tax provision of $29.9 million for the year ended March 31, 1997, compared to $3.0 million for the year ended March 31, 1996. The provision for fiscal 1997 was primarily due to an increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing. The slightly lower than statutory effective income tax rate in fiscal 1996 was primarily due to permanent differences between book and tax income partially offset by an increase in the deferred tax asset valuation allowance.

Minority Interest in Results of Operations of Consolidated Subsidiaries

The minority interest in the net loss of consolidated subsidiaries was $1.1 million for the year ended March 31, 1997, compared to a minority interest in net income of $2.1 million for the year ended March 31, 1996. The minority interest related to real estate partnerships and the Corporation's investment in Hamilton Morgan. The decrease was primarily due to the decrease in income of Hamilton Morgan as a result of lower earnings from its equity investment in Phar-Mor as discussed above.

Discontinued Operations

The loss from discontinued operations for fiscal 1997 was $21.1 million compared to $61.7 million in fiscal 1996. Both years reflect the loss from the discontinued operations of FoxMeyer and USHDI. The loss for fiscal 1997 represented FoxMeyer's operating loss to June 30, 1996, the effective date for treating FoxMeyer as a discontinued operation, of $17.5 million and USHDI's loss from operations through March 31, 1997, the effective date for treating USHDI as a discontinued operation, of $3.6 million. The fiscal 1996 loss consisted of a $58.0 million loss on FoxMeyer's operations and a loss of $3.7 million from USHDI's operations. FoxMeyer's loss was principally the result of unusual charges aggregating $47.4 million relating to the write-down of assets, facility closings and employee severance and $34.0 million in operating expenses attributable to the opening of a new distribution facility, implementation of new systems and facility closings.

The loss on disposal of discontinued operations was $246.1 million in fiscal 1997 compared to $7.1 million for the prior fiscal year. The loss on disposal in fiscal 1997 represented losses related to discontinuing the operations of FoxMeyer ($254.5 million) and USHDI ($4.9 million) partially offset by the gain on the sale of Corporation's pharmacy benefit management operations ($13.3 million). In the prior fiscal year, the loss represented the estimated loss from disposal of FoxMeyer's managed care and information service operations.

Preferred Stock Dividends

Preferred stock dividends were $19.1 million for the year ended March 31, 1997, compared to $21.1 million for the year ended March 31, 1996. The decrease of $2.0 million was primarily due to the payment of dividends-in-kind on the outstanding Series A preferred stock during the first two quarters of fiscal 1997. The amount of the dividend-in-kind charged against operations when the dividends were paid was based on the market value of the Series A preferred stock which had decreased when compared to the prior fiscal year. The decrease was partially offset in the last two quarters of fiscal 1997 when the dividends were based on the cash payments due. In addition, the number of shares of both series of preferred stock decreased due to share repurchases.

                          LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Corporation had cash and short-term investments of approximately $34.2 million. This represents a significant increase over the prior year due primarily to the cash proceeds from the NSC Settlement and the sale of USHDI, partially offset by the repayment of the Corporation's $14.9 million secured loan and the funding of certain equity investments.

The debt of the Corporation consists of the note payable to the Trustee described above and the debt of real estate partnerships controlled by the Corporation. The Corporation has two issues of redeemable preferred stock outstanding. Beginning with the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividends on its Series A preferred stock or its convertible preferred stock. The Corporation also did not make the annual sinking fund payment on the convertible preferred stock due January 1998.

See the "Overview" section above for a discussion of a proposed merger of the Corporation with its Xetava subsidiary. If the proposed merger is approved, the preferred stockholders would receive common stock of Xetava in exchange for their preferred stock.

The Corporation believes that its real estate operations will provide adequate cash flow to fund recurring real estate operating expenses, including required payments on related debt. Cash required for necessary real estate capital improvements may be funded from excess cash flow from real estate operations, additional borrowings, or contributions from the Corporation or minority interests. For corporate operations other than real estate, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. While the NSC Settlement does relieve the Corporation of existing and potential environmental liabilities at a considerable number of sites, the Corporation still remains liable for environmental liabilities related to other previously owned businesses.

The Corporation continuously evaluates current and potential investments in connection with an ongoing review of its investment strategies, and will continue to invest in real estate and other publicly and privately held companies as opportunities arise which the Corporation believes would be strategic fits. In addition, the Corporation may pursue the acquisition of an operating company.

The Corporation will rely on cash on hand, any excess cash from its real estate operations and, if necessary, the sale of real estate or other investments to meet its future obligations. For a discussion of current litigation which, if the Corporation were to lose, would have a material impact on the Corporation's financial condition, liquidity and results of operations, see Note N to the consolidated financial statements.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed in Note S to the consolidated financial statements.

                                   OTHER

The Corporation has approximately $1.8 million in reserves in connection with environmental claims relating to businesses that were disposed of or discontinued (see Note N to the consolidated financial statements). The Corporation received $1.6 million during fiscal 1998 from the settlement of certain claims against its insurance carriers for coverage of environmental liabilities. During fiscal 1998, the Corporation paid approximately $0.4 million with respect to environmental claims and related legal fees. In addition, the Corporation assigned to NSC its rights to additional recoveries for pre-1987 environmental claims from its insurance carriers and the balance of a prepayment to NSC to cover future environmental claims as part of the NSC Settlement discussed above. As a result of the NSC Settlement, the Corporation was relieved from future contractual liability for environmental claims at NSC and Weirton sites (see Note G to the consolidated financial statements).

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; accordingly, the Corporation plans to adopt SFAS No. 131 with the fiscal year beginning April 1, 1998. SFAS No. 131 does not have any impact on the financial results or financial condition of the Corporation, but will result in certain changes in required disclosures of segment information.

What is commonly referred to as the "Year 2000" issue relates, in part, to many hardware and software systems, that use only two digits to represent the year, being unable to recognize dates beyond 1999. The Corporation's internal systems are Year 2000 compliant. However, the Year 2000 readiness of the Corporation's vendors and companies in which the Corporation has invested may vary. At this time, it is uncertain to what extent the Corporation may be affected by such matters at these other entities. The Corporation is currently trying to ascertain and monitor the Year 2000 readiness of these companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Index to Financial Statements

                                                                           Page
Independent Auditors' Report                                                20

Consolidated Statements of Operations - For the Three Years Ended
 March 31, 1998                                                             21

Consolidated Statements of Comprehensive Loss - For the Three Years
 Ended March 31, 1998                                                       22

Consolidated Balance Sheets - March 31, 1998 and 1997                       23

Consolidated Statements of Stockholders' Equity (Deficit) - For the
 Three Years Ended March 31, 1998                                           24

Consolidated Statements of Cash Flows - For the Three Years Ended
 March 31, 1998                                                             25

Notes to Consolidated Financial Statements - For the Three Years
 Ended March 31, 1998                                                       26

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Avatex Corporation
Dallas, Texas


     We have audited the accompanying consolidated balance sheets of Avatex Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avatex Corporation and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note S to the financial statements, the Corporation's recurring losses from operations, pending litigation and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note S. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Dallas, Texas
April 30, 1998
(except the fourteenth paragraph of Note N and the last paragraph of Note T, which are as of June 8, 1998)

                         AVATEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the years ended March 31,
(in thousands, except per share amounts)                                      1998         1997        1996
-------------------------------------------------------------------------------------------------------------
REVENUES                                                                 $  12,228    $  12,463   $  10,439
OPERATING COSTS
    Operating costs, including general and administrative costs             16,102       13,386      16,534
    Depreciation and amortization                                              958        1,468       1,034
    Unusual items                                                            4,746            -         -
-------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                              (9,578)      (2,391)     (7,129)
OTHER INCOME (EXPENSE)                                                     (11,337)      19,228      21,779
FINANCING COSTS
    Interest income                                                          1,709        1,678       2,822
    Interest expense                                                         5,233        6,416       6,391
-------------------------------------------------------------------------------------------------------------
Financing costs, net                                                         3,524        4,738       3,569
-------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
    CORPORATION, EQUITY IN LOSS OF AFFILIATES, INCOME
    TAX PROVISION AND MINORITY INTEREST                                    (24,439)      12,099      11,081
NATIONAL STEEL CORPORATION
    National Steel Corporation net preferred dividend income                 5,854        9,620       3,329
    Loss on National Steel Corporation settlement                          (59,038)           -         -
Equity in loss of affiliates                                                (3,336)      (5,199)     (4,168)
-------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST                                        (80,959)      16,520      10,242
Income tax provision                                                            40       29,870       2,977
-------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST          (80,999)     (13,350)      7,265
Minority interest in results of operations of consolidated subsidiaries        220       (1,106)      2,117
-------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                               (81,219)     (12,244)      5,148
Discontinued operations
    Loss from discontinued operations, net of tax                                -      (21,057)    (61,728)
    Gain (loss) on disposal of discontinued operations, net of tax           3,719     (246,055)     (7,081)
-------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   (77,500)    (279,356)    (63,661)
Preferred stock dividends                                                   25,604       19,081      21,108
-------------------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                   $(103,104)   $(298,437)   $(84,769)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE
    Loss from continuing operations                                      $   (7.74)   $   (2.10)   $  (0.97)
    Discontinued operations                                                   0.27       (17.89)      (4.16)
-------------------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                           $   (7.47)   $  (19.99)   $  (5.13)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 13,806       14,931      16,521
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AVATEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                             For the years ended March 31,
(in thousands of dollars)                                                1998           1997          1996
----------------------------------------------------------------------------------------------------------------
NET LOSS                                                              $  (77,500)   $  (279,356)   $   (63,661)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Foreign currency translation adjustment                                    -             17            (40)
    Reclassification adjustment for losses included in net loss                -             21            -
----------------------------------------------------------------------------------------------------------------
          Net foreign currency translation adjustment                          -             38            (40)

    Unrealized gains (losses) on securities                                1,168           (854)        (4,211)
    Reclassification adjustment for losses included in net loss                -            871          1,820
----------------------------------------------------------------------------------------------------------------
          Net unrealized gains (losses)                                    1,168             17         (2,391)

    Minimum pension liability adjustment                                  (6,187)        (8,897)        10,794
    Loss on plan termination from National Steel
      Corporation settlement included in net loss                         79,718              -            -
----------------------------------------------------------------------------------------------------------------
          Net minimum pension liability adjustment                        73,531         (8,897)        10,794
----------------------------------------------------------------------------------------------------------------
          TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                         74,699         (8,842)         8,363
----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                   $    (2,801)   $  (288,198)    $  (55,298)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AVATEX  CORPORATION  AND  SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,
(in thousands of dollars)                                                                  1998           1997
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and short-term investments                                                   $  34,193      $   7,173
    Restricted cash and investments                                                         287         33,115
    Receivables, less allowance for possible losses of $27
     in 1998 and $539 in 1997                                                            11,783          3,059
    Other current assets                                                                  3,684         15,293
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     49,947         58,640
INVESTMENT IN NATIONAL STEEL CORPORATION                                                    -           44,961
INVESTMENT IN AFFILIATES                                                                 25,343         28,711
PROPERTY AND EQUIPMENT                                                                   20,657         19,414
    Less accumulated depreciation and amortization                                        1,630          1,024
----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                               19,027         18,390
OTHER ASSETS
    Deferred tax asset, net of valuation allowance                                          -              -
    Miscellaneous assets                                                                 24,986         16,465
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 119,303      $ 167,167
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                                  $   2,665      $   1,501
    Other accrued liabilities                                                             2,368          4,604
    Salaries, wages and employee benefits                                                 3,801          3,148
    Long-term debt due within one year                                                      492          2,969
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                 9,326         12,222
LONG-TERM DEBT                                                                           22,923         27,482
OTHER LONG-TERM LIABILITIES                                                              13,402         44,715
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                              558          6,853
COMMITMENTS AND CONTINGENCIES                                                               -              -
REDEEMABLE PREFERRED STOCK                                                              214,996        189,402
STOCKHOLDERS' DEFICIT
    Common stock $5.00 par value; authorized 50,000,000 shares; issued:
     13,806,375 shares in 1998 and 13,805,988 shares in 1997                             69,032         69,030
    Capital in excess of par value                                                      119,100        119,092
    Accumulated other comprehensive income (loss)                                         1,168        (73,531)
    Accumulated deficit                                                                (331,202)      (228,098)
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                            (141,902)      (113,507)
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 119,303      $ 167,167
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AVATEX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                        Accumulated
                                                                           Capital in      other
                                                                            excess of  comprehensive    Accumulated
                                                                Common         par         income         earnings        Treasury
(in thousands of dollars)                                        stock        value        (loss)        (deficit)          stock
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                                   $  120,836     $  209,110     $  (73,052)    $  184,947      $(137,691)
   Net loss                                                                                                 (63,661)
   Dividend paid in Ben Franklin Retail Stores, Inc.
     common stock                                                                                           (29,709)
   Dividends declared - Convertible Preferred -
     $5.00 per share                                                                                         (4,061)
   Dividends declared - Series A Preferred -
     paid in additional stock                                                                               (15,319)
   Amortization of discount on Series A Preferred                                                            (1,728)
   Conversion of preferred stock                                   104            434
   Net unrealized holding loss on securities                                                  (2,391)
   Reduction in additional minimum
     pension liability                                                                        10,794
   Stock options exercised                                                         69                                        3,821
   Foreign currency translation adjustment                                                       (40)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                      120,940        209,613        (64,689)        70,469       (133,870)
   Net loss                                                                                                (279,356)
   Dividends declared - Convertible Preferred -
     $5.00 per share                                                                                         (1,771)
   Dividends declared - Series A Preferred -
     paid in additional stock                                                                                (4,354)
   Dividends in arrears on Convertible Preferred
     and Series A Preferred                                                                                 (10,806)
   Amortization of discount on Series A Preferred                                                            (2,150)
   Purchase and cancellation of preferred stock                                 6,355
   Purchase of treasury stock                                                                                              (16,726)
   Cancellation of treasury stock                              (51,910)       (96,807)                                     148,717
   Net unrealized holding gain on securities                                                      17
   Recognition of additional minimum
     pension liability                                                                        (8,897)
   Stock options exercised                                                        (69)                         (130)         1,879
   Foreign currency translation adjustment                                                        38
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                       69,030        119,092        (73,531)      (228,098)           -
   Net loss                                                                                                 (77,500)
   Dividends in arrears on Convertible Preferred
     and Series A Preferred                                                                                 (23,101)
   Amortization of discount on Series A Preferred                                                            (2,503)
   Conversion of preferred stock                                     2              8
   Net unrealized holding gain on securities                                                   1,168
   Reduction in additional minimum
     pension liability                                                                        73,531
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                    $  69,032     $  119,100       $  1,168    $  (331,202)      $    -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the years ended March 31,
(in thousands of dollars)                                                      1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (77,500)   $  (279,356)   $   (63,661)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES:
   Minority interest in results of operations of consolidated subsidiaries        220         (1,106)         2,117
   Equity in loss of affiliates                                                 3,336          5,199          4,168
   Depreciation and amortization                                                  958          1,468          1,034
   Net preferred income from National Steel Corporation                        (5,854)        (9,620)        (3,329)
   Loss on National Steel Corporation settlement                               59,038            -              -
   Loss (gain) on disposal of discontinued operations                          (3,719)       246,055          7,081
   Loss (gain) on investments                                                  11,368        (21,141)        (6,951)
   Other non-cash charges (credits)                                           (25,952)         2,167        (16,644)
   Deferred income tax provision                                                  -           29,836          2,938
   Depreciation and amortization,  provision for losses on accounts
     receivable and other items related to discontinued operations                -           86,333         69,796
   Cash provided (used) by working capital items, net of acquisitions:
     Receivables                                                                2,468         20,802        (55,314)
     Inventories                                                                  -           26,018        104,627
     Other assets and restricted cash                                          32,883        (37,146)          (160)
     Accounts payable and accrued liabilities                                  (8,545)       (14,687)        (8,803)
   Other                                                                           20            110           (182)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              (11,279)        54,932         36,717
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Reduction in cash from reclassification to discontinued operations
     or change to equity method of accounting                                     -          (24,366)        (9,108)
   Purchase of property, plant and equipment                                   (5,593)       (34,748)       (40,789)
   Purchase of investments                                                    (15,315)        (6,366)       (84,354)
   Proceeds from the disposition of investments                                64,149        104,355         33,178
   Acquisitions, net of cash acquired                                          (7,399)           -           (6,215)
   Other                                                                        2,192            250            718
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               38,034         39,125       (106,570)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facilities                                   -          447,492      1,444,880
   Repayments under revolving credit facilities                                   -         (326,883)    (1,396,880)
   Proceeds from the issuance of long-term debt                                18,613         14,520         23,603
   Debt repayments                                                            (18,660)      (212,486)        (2,418)
   Debt issuance costs                                                           (388)        (8,140)        (1,055)
   Purchase of treasury stock                                                     -          (16,726)           -
   Purchase of preferred stock                                                    -           (8,845)        (4,236)
   Investment by minority interest                                                800              -            -
   Dividends paid on redeemable preferred stock                                   -           (2,697)        (4,180)
   Dividends paid to minority interest                                           (100)        (1,786)        (1,555)
   Exercise of stock options                                                      -            1,680          3,449
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  265       (113,871)        61,608
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                     27,020        (19,814)        (8,245)
   Cash and short-term investments, beginning of year                           7,173         26,987         35,232
---------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                               $   34,193    $     7,173    $    26,987
---------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        AVATEX CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE YEARS ENDED MARCH 31, 1998




NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

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

The consolidated financial statements include the accounts of all majority-owned subsidiaries and partnerships in which the Corporation has a controlling interest. See Note B for a discussion of the Corporation's basis for determining controlling interest. Investments in other companies and partnerships in which the Corporation has significant influence but does not have a controlling interest are accounted for on the equity basis. All significant intercompany balances and transactions have been eliminated.

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in other instruments having a maturity of three months or less at the time of purchase and are recorded at cost. Use of approximately $0.3 million of cash and short-term investments at March 31, 1998 was restricted, principally in connection with real estate loans (see Note H). At March 31, 1997, approximately $33.1 million was restricted principally in connection with prior litigation (see Notes B and N).

INVESTMENTS: The Corporation's investments in debt securities and equity securities that have a readily determinable fair value are classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at the acquisition date and reviewed periodically. The unrealized gains or losses, resulting from the difference in the fair value and the cost of securities, for securities available for sale are shown as a component of the stockholders' deficit, and for trading securities are reported in the results of operations. The Corporation periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Note F.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Differences between amounts received and the net carrying values of properties retired or disposed of are included in results of operations. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 5 to 40 years for buildings and building improvements and 3 to 10 years for equipment and furniture. Amortization of leasehold improvements is included in depreciation and amortization and is based on the lesser of the minimum term of the lease or the asset's estimated useful life. Depreciation for income tax purposes is computed using both the straight-line and accelerated methods.

Property and equipment consisted of the following  (in thousands of dollars):


                                                               March 31,
                                                           1998        1997
        -----------------------------------------------------------------------
         Land                                           $   5,631   $   5,804
         Buildings and building improvements               10,677       8,967
         Leasehold improvements                                61          28
         Equipment and furniture                              697         720
         Construction in progress                           3,591       3,895
        -----------------------------------------------------------------------
                                                        $  20,657   $  19,414
        -----------------------------------------------------------------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES: Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' or partners' proportionate share of the net income (loss) of various consolidated subsidiaries (see Note B). The minority interest in the consolidated balance sheets reflects the proportionate interest in the equity of consolidated subsidiaries.

REVENUE RECOGNITION:   Revenues, consisting of receipts from hotels and
related operations as well as lease income from office rentals, are recorded when earned. No one customer accounted for over 10% of revenues. All real estate operations are located in the Washington D.C. and surrounding area.

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

STOCK-BASED COMPENSATION: As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Corporation continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and adopted only the disclosure requirements of SFAS No.
123. Accordingly, no compensation costs were recognized in connection with the Corporation's stock option plans (see Note J).

COMPREHENSIVE INCOME (LOSS): The Corporation elected to adopt SFAS No. 130 "Reporting Comprehensive Income" in the current year. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. Changes in balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses and minimum pension liability adjustments) are added or subtracted from net income (loss) to arrive at comprehensive income (loss). See Note C.

RECLASSIFICATIONS: Certain previously reported amounts were reclassified to conform to current year presentations.

EARNINGS (LOSS) PER SHARE: In February 1997, SFAS No. 128 "Earnings per Share" was issued. SFAS No. 128 requires a presentation of "basic" and "diluted" earnings per share effective for periods ending after December 15, 1997. Earnings per share for all prior periods must be restated to conform with the provisions of SFAS No. 128. The amounts used in the calculation of earnings per share from continuing operations were as follows (amounts in thousands, except per share amounts):



                                                                             For the years ended March 31,
                                                                          1998           1997           1996
-----------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations                             $   (81,219)    $  (12,244)    $    5,148
 Deduct dividends on preferred shares                                      25,604         19,081         21,108
-----------------------------------------------------------------------------------------------------------------
 Loss from continuing operations applicable to common
    stockholders for BASIC earnings per share                            (106,823)       (31,325)       (15,960)
 Effect of dilutive securities:
    Dividends on convertible preferred shares, unless anti-dilutive             -              -              -
---------------------------------------------------------------------------------------------------------------
 Loss from continuing operations applicable to common
    stockholders for DILUTED earnings per share                       $  (106,823)    $  (31,325)    $  (15,960)
-----------------------------------------------------------------------------------------------------------------

 Shares
 Weighted average number of common shares outstanding
    for calculation of BASIC earnings per share                            13,806         14,931         16,521
 Conversion of preferred stock, unless anti-dilutive                            -              -              -
 Outstanding options, unless anti-dilutive                                      -              -              -
-----------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares outstanding
    for calculation of DILUTED earnings per share                          13,806         14,931         16,521
-----------------------------------------------------------------------------------------------------------------

 Income (loss) from continuing operations
    Basic                                                              $    (7.74)     $   (2.10)    $    (0.97)
    Diluted                                                            $    (7.74)     $   (2.10)    $    (0.97)
-----------------------------------------------------------------------------------------------------------------

Options to purchase approximately 3.9 million, 2.2 million and 3.2 million shares were outstanding at March 31, 1998, 1997 and 1996, respectively (see Note J). The options were not included in the computation of diluted earnings per share because the effect of including the options in the calculation would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

NOTE B - ACQUISITIONS AND DISPOSITIONS

FOXMEYER CORPORATION

In 1997, the Board of Directors of the Corporation approved a plan to divest its drug distribution subsidiary, FoxMeyer Drug Company ("FoxMeyer Drug"), the primary operating unit of the Corporation. The subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), were treated as a discontinued operation as of the measurement date of June 30, 1996. The Corporation recognized a loss from discontinued operations of FoxMeyer of $17.5 million, net of taxes, for the three months ended June 30, 1996. In addition, the Corporation recognized a loss of $254.5 million from the write-off of its investment in FoxMeyer. Revenues included in results of discontinued operations were $1.4 billion for the three months ended June 30, 1996 and $5.5 billion for the year ended March 31, 1996. The loss from discontinued operations was net of applicable income tax benefit of $4.6 million in 1997 and $28.9 million for the year ended March 31, 1996.

The unaudited balance sheet of FoxMeyer at June 30, 1996, the date of disposition, was as follows ( in thousands of dollars):

         Current assets                                           $   828,784
         Property, plant and equipment                                144,746
         Goodwill and other intangibles                               209,699
         Deferred tax asset                                            52,252
         Miscellaneous assets                                          20,672
        -----------------------------------------------------------------------
         Total assets                                             $ 1,256,153
        -----------------------------------------------------------------------

         Current liabilities                                      $   679,912
         Long-term debt                                               318,954
         Other long-term liabilities                                    4,605
         Stockholder's equity                                         252,682
        -----------------------------------------------------------------------
         Total liabilities and stockholder's equity               $ 1,256,153
        -----------------------------------------------------------------------

Commencing in mid-July 1996, a group of FoxMeyer Drug's most significant vendors began reducing their credit lines. Despite positive cash flow projections, the liquidity offered by a new credit facility and FoxMeyer Drug's history of timely debt payments, the group of vendors eliminated approximately $100 million of liquidity from FoxMeyer Drug's operations over a forty-five day period by shortening repayment terms or requiring prepayment for inventory purchases. In addition, during July and August 1996, FoxMeyer Drug made certain prepayments to its suppliers for shipments of critical orders where, after receiving payment, the vendors refused to release the product. In August 1996, FoxMeyer Drug met with certain key vendors requesting a reinstatement of credit lines to previous levels, however, an agreement could not be reached. As a result of these events, FoxMeyer and most of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on August 27, 1996. On November 8, 1996, the U.S. Bankruptcy Court for the District of Delaware approved a sale of the principal assets of FoxMeyer and FoxMeyer Drug to McKesson Corporation ("McKesson"). On March 18, 1997, the Chapter 11 cases were converted into Chapter 7 liquidation cases.

In connection with McKesson's purchase of FoxMeyer's and FoxMeyer Drug's assets, McKesson paid approximately $23 million in cash to debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Corporation received no proceeds from the sale of FoxMeyer's and FoxMeyer Drug's assets to McKesson.

BEN FRANKLIN RETAIL STORES, INC.

On September 29, 1995, each shareholder of record of the Corporation received one share of Ben Franklin Retail Stores, Inc. ("Ben Franklin") common stock for every six shares of the Corporation's common stock. The dividend of Ben Franklin common stock resulted in a charge of $29.7 million to stockholders' equity. The amount of the dividend was based on the book value of the shares at the time of the distribution. As a result of the distribution, the Corporation's ownership in Ben Franklin decreased from 67.7% to 17.4%.

Subsequent to the distribution, the Corporation accounted for Ben Franklin on an equity basis. The carrying value of Ben Franklin was reduced by $3.4 million in 1996 to recognize an impairment of the value of the investment. The Corporation wrote off the remaining book value of its investment in Ben Franklin of approximately $2.0 million at June 30, 1996. The write-off
resulted from the bankruptcy filing by Ben Franklin on July 26, 1996.   Ben
Franklin's assets were subsequently liquidated under Chapter 7 of the Bankruptcy Code.

OTHER DISCONTINUED OPERATIONS

In July 1995, the Corporation adopted a plan to dispose of certain of FoxMeyer's managed care and information service operations and recognized a $0.5 million after-tax loss from discontinued operations and a $7.1 million after-tax loss on the disposal of these discontinued operations. The $7.1 million after-tax loss was based on management's best estimate at the time of the amounts of future operating losses and proceeds to be realized on the sale or other disposition of the discontinued operations. Certain of the operations were sold during fiscal year

1996. On August 2, 1996, the remaining operation was sold for $30.5 million with an additional minimum payment of $2.5 million due and payable at any time subsequent to August 2, 1997. The additional payment may increase to a maximum of $5.0 million based on certain criteria. The August 1996 transaction resulted in a gain on disposal of discontinued operations of approximately $13.3 million.

In April 1997, the Corporation adopted a plan to dispose of US HealthData Interchange, Inc. ("USHDI"), its medical claims processing operation. As a result, a $3.6 million loss from discontinued operations was recognized to the measurement date of March 31, 1997. The Corporation also recorded a $4.9 million loss on disposal of discontinued operations. The $4.9 million loss was based on management's best estimate of the amounts of future operating losses and proceeds to be realized on the sale or other disposition of this operation. On November 19, 1997, the Corporation sold substantially all of the assets of USHDI for $4.0 million in cash, subject to certain adjustments. The Corporation recognized a $3.7 million gain on discontinued operations as a result of the sale.

Sales for the years ended March 31, 1997 and 1996 for these discontinued operations were $1.5 million and $15.7 million, respectively. The loss from discontinued operations was net of tax benefits of $0.3 million and $2.4 million, respectively, for the years ended March 31, 1997 and 1996.

PHAR-MOR, INC.

During fiscal year 1996, the Corporation acquired a 69.8% interest in Hamilton Morgan LLC, a Delaware limited liability company ("Hamilton Morgan"). The acquisition of Hamilton Morgan was accounted for using the purchase method of accounting resulting in goodwill of approximately $7.8 million. Hamilton Morgan subsequently acquired an approximate 30.9% common stock interest in Phar-Mor, which operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products and other general merchandise and grocery items. At that time, the Corporation also owned common stock of Phar-Mor which represented an additional 7.8% interest.

The Corporation accounts for its investment in Phar-Mor on an equity basis. At March 31, 1997, the Corporation determined that there was a decline in the value of its investment in Phar-Mor that was other than temporary and recorded a charge to earnings of $13.6 million (net of minority interest in Hamilton Morgan) including the write-off of the goodwill related to the acquisition of Hamilton Morgan. The reduction in value was based on management's best estimate of the fair value of its investment in Phar-Mor at March 31, 1997.

On September 19, 1997, the Corporation completed a transaction with Hamilton Morgan, Robert Haft (Hamilton Morgan's other major investor) and certain other parties, under which it acquired from Hamilton Morgan 3,750,000 shares of Phar-Mor common stock in exchange for (i) the redemption of the Corporation's ownership interest in Hamilton Morgan, (ii) the satisfaction of a promissory note from Hamilton Morgan and (iii) the transfer of approximately $6.1 million in other assets to Hamilton Morgan. The transaction was treated as a purchase of the minority interest in Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired. The Corporation at March 31, 1998 owns directly, including shares of Phar-Mor common stock it had previously owned and were not involved in this transaction, approximately 38.4% of Phar-Mor's common stock compared to 29.4%, net of minority interest, at March 31, 1997. At March 31, 1998, the carrying value of the investment in Phar-Mor was $24.7 million with a market value of approximately $55.3 million.

Summarized unaudited financial information for Phar-Mor was as follows for the periods from September 1995, the acquisition date (the date Phar-Mor emerged from bankruptcy), to March 31, 1998 (in thousands of dollars):


                                                        52 Weeks       52 Weeks       30 Weeks
                                                         Ended          Ended          Ended
                                                        March 28,      March 29,      March 30,
    Condensed Statements of Operations                    1998           1997           1996
-----------------------------------------------------------------------------------------------
    Net sales                                         $ 1,081,164    $ 1,084,325      $ 609,486
    Operating earnings                                      3,712          4,901         11,632
    Net income (loss)                                      (9,092)        (5,378)         5,210
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                                                        March 28,      March 29,
         Condensed Balance Sheets                         1998           1997
         -----------------------------------------------------------------------
         Current assets                                $  266,626     $  270,883
         Property and equipment                            74,407         72,366
         Other assets                                      13,629         13,391
         -----------------------------------------------------------------------
         Total assets                                  $  354,662     $  356,640
         -----------------------------------------------------------------------

         Current liabilities                           $  116,892     $  104,043
         Long-term obligations                            155,714        163,258
         Stockholders' equity                              82,056         89,339
         -----------------------------------------------------------------------
         Total liabilities and stockholders' equity    $  354,662     $  356,640
         -----------------------------------------------------------------------
         -----------------------------------------------------------------------

DEVELOPMENT

Certain subsidiaries of the Corporation (collectively, "Development") are controlling partners in various real estate limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. These partnerships are consolidated in the accompanying financial statements. Development controls these partnerships pursuant to rights granted by the partnership agreements which specify that the partnership's business shall be managed, and its business controlled, exclusively by Development. Development will lose its right to exclusively manage the partnerships if (i) the current co-chief executive officers cease to be officers or directors of the Corporation or (ii) there has been at least a 50% aggregate return to the Corporation on the capital invested by Development. Additionally, Development was a general partner or a limited partner in other real estate partnerships in which it had significant influence but did not have a controlling interest that were generally accounted for using the equity method. Development's partnerships are generally obligated to return Development's initial investment together with a preferred rate of return on the undistributed investment before other partners may receive distributions. Such preferred returns were accounted for as liquidating dividends. Development invested, before dividends and return of capital, approximately $1.4 million in 1998, $4.0 million in 1997 and $5.9 million in 1996 in various real estate partnerships.

During 1997, the Corporation sold its ownership interest in certain real estate limited partnerships for $9.9 million. The transactions resulted in a gain of approximately $6.0 million which was included in "Other income (expense)" in the consolidated statements of operations.

On June 5, 1997, one of the consolidated partnerships acquired the remaining 65.5% of certain improved real property not already owned by the partnership for approximately $7.4 million, net of cash acquired in the acquisition.
The partnership accounted for the acquisition using the purchase method of accounting. If the property had been acquired at the beginning of the current or prior fiscal year, revenues for the years ended March 31, 1998 and 1997, respectively, would have been approximately $1.2 million and $5.1 million greater than reported. The pro forma impact on the Corporation's loss from continuing operations if the acquisition had taken place at the beginning of the current or prior fiscal year was not material. On March 31, 1998, the Corporation sold its 50% interest in the partnership for $1.8 million, including $0.4 million in cash and a $1.4 million short-term note receivable, resulting in a gain of $0.7 million which was included in "Other income (expense)" in the consolidated statements of operations.

FOXMEYER CANADA INC.

On October 7, 1996, the Corporation sold all of its interest in FoxMeyer Canada Inc. ("FoxMeyer Canada"). The net proceeds from the sale were $37.4 million. In connection with the sale, the Corporation recognized a gain of approximately $34.0 million which was included in "Other income (expense)" in the consolidated statements of operations. FoxMeyer Canada was a 39% owned affiliate of the Corporation at the time of its sale and was accounted for on the equity basis.

The Corporation's direct interest in FoxMeyer Canada was received as a dividend from FoxMeyer on June 19, 1996. The Corporation was restricted from using all but $5.0 million of the proceeds received until the settlement of certain FoxMeyer bankruptcy litigation in October 1997 (see Note N). The restricted funds were included in "Restricted cash and investments" in the consolidated balance sheet at March 31, 1997.


NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL COMPREHENSIVE INCOME (LOSS) INFORMATION

Accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit) included the following components (in thousands of dollars):

                                                                                         March 31,
                                                                                1998       1997         1996
    ----------------------------------------------------------------------------------------------------------
    Foreign currency translation adjustment                                  $      -   $       -    $     (38)
    Unrealized gains (losses) on securities                                     1,168           -          (17)
    Minimum pension liability adjustment                                            -     (73,531)     (64,634)
    ----------------------------------------------------------------------------------------------------------
    Total accumulated other comprehensive income (loss)                      $  1,168   $ (73,531)   $ (64,689)
    ----------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------

Amounts charged to the minimum pension liability in prior periods were reversed upon the termination of the Corporation's liability with respect to the Weirton pension plan as a result of the settlement with National Steel Corporation (see Note G) and were shown in the caption "Loss on plan termination from National Steel Corporation settlement included in net loss" in the consolidated statement of comprehensive loss for the year ended March 31, 1998.

As a result of the Corporation's income tax environment (see Note M), income tax provisions (benefits) were not allocated to any of the components of other comprehensive income (loss) for the three years ended March 31, 1998.


NOTE D - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                               For the years ended March 31,
                                                                               1998        1997         1996
    ----------------------------------------------------------------------------------------------------------
    Interest paid                                                            $  3,179   $  18,738    $  33,486
    Income taxes paid                                                              40          34          191
    Non-cash transactions:
       Note received as part of National Steel Corporation settlement           9,442           -            -
       Notes received on sale of other investments                              1,350       2,315            -
       Ben Franklin common stock distributed as a dividend                          -           -       29,697
       Payment of dividends in kind on Series A Preferred Stock                     -       4,354       15,319
       Cumulative dividends accrued but not paid                               23,101      10,806            -
    ----------------------------------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------------------------------


The following supplemental information is provided for miscellaneous assets and other long-term liabilities (in thousands of dollars):


                                                                                     March 31,
                                                                                 1998        1997
    ---------------------------------------------------------------------------------------------
    Miscellaneous assets:
      Prepaid pension cost                                                  $   9,440   $   8,730
      Securities available for sale                                             7,212           -
      Other investments, at cost                                                6,028       5,673
      Other                                                                     2,306       2,062
    ---------------------------------------------------------------------------------------------
        Total                                                               $  24,986   $  16,465
    ---------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------


    Other long-term liabilities:
      Pension and postretirement benefits                                   $   5,290   $  34,743
      Environmental liabilities                                                 1,417       2,093
      Liabilities related to discontinued operations                            4,334       4,602
      Other                                                                     2,361       3,277
    ---------------------------------------------------------------------------------------------
        Total                                                               $  13,402   $  44,715
    ---------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------

NOTE E - OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Corporation's receivables at March 31, 1998 represented a concentration of credit risk. Receivables consisted of a $7.2 million receivable from National Steel Corporation (see Note G), a $2.5 million receivable from the purchaser of a discontinued operation (see Note B), a $1.9 million receivable from the minority partner in the Corporation's real estate partnerships and $0.2 million in other accounts receivable primarily related to real estate operations. The accounts receivable valuation allowance at March 31, 1998 represented management's best estimate of potential credit losses. Actual credit losses may differ from these estimated amounts. In addition, temporary cash investments may also subject the Corporation to a concentration of credit risk. The Corporation placed substantially all of its temporary cash investments with major financial institutions and diversified money market mutual funds.


NOTE F - INVESTMENTS IN MARKETABLE SECURITIES

The Corporation's investments in equity securities that have a readily determinable market value were classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities were as follows (in thousands of dollars):

                                                        March 31,
                                                 1998            1997
    -----------------------------------------------------------------
    Carrying value                             $  7,212          $  -
    Unrealized gains                              1,168             -
    Unrealized losses                                 -             -
    -----------------------------------------------------------------
    -----------------------------------------------------------------

Available for sale securities are included in "Miscellaneous assets". Trading securities of $2.9 million and $13.6 million were included in "Other current assets" at March 31, 1998 and 1997, respectively.

The gross proceeds and realized gains and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities were as follows (in thousands of dollars):



                                                                   For the years ended March 31,
                                                                 1998           1997        1996
   --------------------------------------------------------------------------------------------------
    Available for sale securities:
      Proceeds from sales                                      $    --         $    6      $  13,523
      Realized gains                                                --             --          1,103
      Realized losses                                               --            871            892
      Net unrealized gains (losses)                              1,168             17         (2,391)
    Trading securities:
      Net unrealized gains (losses) included in net income     (11,856)        (6,552)         1,952
   --------------------------------------------------------------------------------------------------

During 1996, approximately $2.0 million of unrealized losses were charged to operations as a result of changing the classification of certain securities from available for sale to trading ($5.8 million in unrealized losses less $3.8 million in unrealized gains).

NOTE G - INVESTMENT IN NATIONAL STEEL CORPORATION

In January 1984, the Corporation, through its then wholly-owned subsidiary National Steel Corporation ("NSC"), sold substantially all of the assets of the Weirton Steel Division ("Weirton") to Weirton Steel Corporation. In connection with the sale, NSC retained certain liabilities arising out of the operation of Weirton prior to May 1, 1983, including certain environmental liabilities, a note payable to the NSC pension trust (the "NSC Note") and employee benefits for Weirton employees, which consisted principally of pension benefits for active employees based on service prior to May 1, 1983, and pension, life and health insurance benefits for retired employees (the
"Weirton Liabilities").   As a result of transactions which occurred in
August 1984 and June 1990, the Corporation sold all but 13% of its common stock investment in NSC to NKK Corporation. As part of the 1984 transaction, the Corporation agreed to provide NSC sufficient funds for payment of, and to indemnify NSC against, all Weirton Liabilities and for certain environmental liabilities related to the former operations of NSC. As part of the 1990 transaction, the Corporation received newly issued NSC redeemable Series B preferred stock (the "NSC Preferred Stock") and $146.6 million in cash. The cash was transferred to NSC in exchange for NSC releasing the Corporation from an equivalent amount of its indemnification liability with respect to the Weirton Liabilities (the "Released Liabilities"). The NSC Preferred Stock was valued at fair market value at the date of the transaction, with the resulting premium in excess of the minimum redemption value being amortized on an effective yield basis over the life of the NSC Preferred Stock.

In addition, under the terms of the 1990 transaction agreement, the Corporation committed that all NSC Preferred Stock dividends and redemption amounts were to be used to satisfy the Weirton Liabilities, excluding the Released Liabilities (the "Remaining Liabilities"), before any funds were available to the Corporation for general corporate purposes. As a result, the Corporation reflected its dividend income from the NSC Preferred Stock, interest accretion and pension charges on the Remaining Liabilities and premium amortization of the NSC Preferred Stock as a single net amount in its consolidated statements of operations. In addition, the Remaining Liabilities were presented in the Corporation's consolidated balance sheet as a reduction in the carrying value of the NSC Preferred Stock. At March 31, 1997, there were $19.0 million of Remaining Liabilities offset against the carrying value of the NSC Preferred Stock.

In connection with a January 1994 disposition of its remaining investment in NSC common stock, the Corporation was required to pay to NSC $10.0 million as a prepayment for potential environmental liabilities for which the Corporation had previously agreed to indemnify NSC (the "Prepayment Account").

On November 25, 1997, NSC, certain of its affiliates and the Corporation entered into an agreement whereby the Corporation received $59.0 million in cash and a non-interest bearing $10.0 million note in exchange for the redemption of the NSC Preferred Stock owned by the Corporation and NSC's release of the Corporation from the Weirton Liabilities as well as various environmental liabilities related to NSC and Weirton sites (the "NSC Settlement"). The note received is to be paid in installments over the twelve months following the NSC Settlement and had an estimated discounted value of $9.4 million at November 25, 1997. The discount is being amortized on an effective yield basis of 8.5% over the term of the note. If the Corporation does not have a minimum net worth, including the book value of the redeemable preferred stock, of at least $15.0 million, $5.0 million of the amount due on the note is subject to forfeiture. At March 31, 1998, the note receivable had a book value of $7.2 million and was included in "Receivables" in the consolidated balance sheet. In addition, the Corporation (i) assigned to NSC all of the Corporation's rights to assert pre-1987 environmental claims against insurers of both NSC and the Corporation and (ii) released its share of any settlement proceeds related to such claims as well as all amounts remaining in the Prepayment Account. As a result of the NSC Settlement, the Corporation recognized a $59.0 million loss. However, in connection with the Corporation's contractual obligation to NSC relating to the Weirton Retirement Program, the Corporation had previously recorded a $79.7 million charge as of November 1997 to the accumulated deficit to recognize the minimum pension liability adjustment associated with the pension obligation. As a result of the NSC Settlement, the Corporation reversed the charge. The reversal of the minimum pension liability, net of the loss on the NSC Settlement, resulted in an improvement in the Corporation's accumulated deficit of $20.7 million.

NOTE H - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):


                                                             March 31,
                                                        1998           1997
   -------------------------------------------------------------------------
    Trustee note                                   $   8,322      $       -
    Secured loan                                           -         14,900
    Development notes with various maturities         15,093         15,551
   -------------------------------------------------------------------------
                                                      23,415         30,451
    Long-term debt due within one year                   492          2,969
   -------------------------------------------------------------------------
    Total                                          $  22,923      $  27,482
   -------------------------------------------------------------------------
   -------------------------------------------------------------------------


To fund the Corporation's purchase of a majority interest in Hamilton Morgan (see Note B), the Corporation entered into a $20.0 million secured loan with a bank (the "Hamilton Facility"). The $14.9 million balance on the Hamilton Facility was repaid in November 1997 from proceeds of the NSC Settlement. All collateral securing the loan was released.

In connection with the settlement of certain litigation with the FoxMeyer Chapter 7 Trustee (the "Trustee") (see Note N), on October 9, 1997, the Corporation executed an $8.0 million three year note payable to the Trustee. The note is secured by 1,132,500 shares of Phar-Mor common stock and a 30% interest, up to the greater of $10.0 million or the amount owed under the note, in the net proceeds from certain litigation that may be brought by the Trustee against specified third parties. Interest accrues at the prime rate and is compounded annually. The accrued interest and the principal balance of the note are due at maturity on October 8, 2000; however, proceeds from any sale of the Phar-Mor stock held as collateral, or the successful resolution of the litigation that may be brought by the Trustee against third parties, must first be used to satisfy the note.

The limited partnerships controlled by Development, and included in the consolidated financial statements, have incurred certain indebtedness in connection with the acquisition of real estate (the "Development Notes").
The Development Notes generally require (i) monthly payments of principal and interest and (ii) that a percentage of revenues be escrowed which may later be used to reimburse the partnership for capital expenditures or maintenance of the property. The escrowed funds are included in restricted cash in the consolidated balance sheets. The indebtedness is typically non-recourse and secured by the underlying assets; however, certain Development Notes may also be guaranteed by entities related to the minority partners, or Development subsidiaries. The Development Notes, with maturities ranging from 2000 to 2022, bear interest at fixed rates of from 9.25% to 10.19% except for a construction loan which bears interest at 1.75% over LIBOR with an initial term of one year from January 1998. Since the partnership has already secured permanent loan financing to replace the construction loan upon completion of the project, this loan was treated as long-term. One of the Development Notes has a balloon payment of $6.3 million in 2004. The Development Notes also limit the amount of dividends or other distributions to the partners.

Maturity and approximate sinking fund requirements on all long-term debt of the Corporation by fiscal year were as follows: $0.5 million in 1999; $2.6 million in 2000; $8.6 million in 2001; $0.3 million in 2002: $0.3 million in 2003 and $11.1 million thereafter.

NOTE I - CAPITAL STOCK

COMMON STOCK SHARE REPURCHASE: Under various share repurchase programs approved by the Corporation's Board of Directors, 2,966,800 shares of common stock were purchased by the Corporation during the period from July 1996 to September 1996 when the last repurchase program was suspended. The Corporation canceled these and all other previously acquired treasury shares in September 1996 with a corresponding reduction in common stock and capital in excess of par value of $148.7 million.

REDEEMABLE PREFERRED STOCK: The Corporation is authorized to issue 10,000,000 shares of preferred stock. At March 31, 1998, there were two series of redeemable preferred stock outstanding.

At March 31, 1998 and 1997, the Corporation had 652,331 and 652,531 shares of cumulative convertible preferred stock outstanding, respectively, at a stated price of $50.00 per share. Each share of this preferred stock is entitled to a cumulative annual dividend of $5.00 and is convertible into common stock of the Corporation at a conversion price of $25.80 per share. The Corporation has reserved 1,264,207 shares of its common stock for issuance upon the conversion of this preferred stock. The shares are redeemable at a price of $50.00 per share. The Corporation is required to make sinking fund payments in each year to 2002 in an amount sufficient to redeem 88,000 shares annually and 220,000 shares in 2003. The Corporation did not make the required sinking fund payment in January 1998. The Corporation did not declare, nor did it pay, any of the dividends due since October 15, 1996. Cumulative dividends unpaid for the convertible preferred stock at March 31, 1998 were $4.9 million or $7.50 per share. As a result of the failure to pay dividends on the other series of preferred stock as discussed below, the Corporation may not redeem, and has not redeemed, any additional shares of this series of preferred stock as long as any cumulative dividends remain unpaid.

At March 31, 1998 and 1997, the Corporation had 4,312,351 shares of $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock") outstanding. The Series A Preferred Stock is redeemable at $40 per share on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time after October 15, 1998, at its liquidation preference plus unpaid dividends thereon. The Corporation had the option, through October 15, 1996, of issuing either additional shares of Series A Preferred Stock or paying the dividend in cash. The Corporation issued 338,527 additional shares of Series A Preferred Stock in lieu of cash dividends in 1997. In addition, 317,000 shares of Series A Preferred Stock were repurchased during 1997 on the open market, as part of a share repurchase program announced in August 1996, at a cost of $6.0 million. Dividends due since October 15, 1996 have not been declared or paid. The amount of cumulative dividends unpaid for the Series A Preferred Stock at March 31, 1998 was $29.0 million or $6.73 per share. The amount of the cumulative dividend accrued each quarter, if any dividends remain unpaid, increases as if additional shares of the Series A Preferred Stock had been issued in lieu of the cash dividend and such additional shares were outstanding on each succeeding dividend date until such unpaid dividends have been declared and paid in cash.

For those dividends paid in stock, the charge to retained earnings was based on the closing market price of the Series A Preferred Stock on the ex-dividend date. The difference in the Series A Preferred Stock's liquidation preference and its market value on the ex-dividend date is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the remaining life of the Series A Preferred Stock.

In addition, if all cumulative unpaid dividends have been paid, the Series A Preferred Stock is exchangeable, at the option of the Corporation, in whole but not in part, and on any dividend payment date, for the Corporation's 10.5% Subordinated Notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes will mature on November 30, 2003. The Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at any time on or after October 15, 1998, at a redemption price equal to the principal amount plus any unpaid interest thereon. The payments of principal and interest on the Exchange Notes will be subordinated to all senior indebtedness of the Corporation.

The amount of cumulative unpaid dividends accrued are reflected in the 1998 and 1997 consolidated statements of operations as if they had been declared with a corresponding charge to retained earnings. The liability for the cumulative unpaid dividends has been added to the carrying value of the redeemable preferred stock in the consolidated balance sheets.

Because dividends on the convertible preferred stock and the Series A Preferred Stock were in arrears for six full quarterly dividend periods as of April 15, 1998, the holders of preferred stock have the ability to elect a specified number of new directors until such cumulative dividends have been paid in full. The voting rights and the term of office of these directors shall cease at such time as all dividends in arrears have been paid in full, or at such time as such dividends have been declared and an amount sufficient to pay the full amount of such dividends has been irrevocably set aside for payment. Four directors representing the preferred stockholders were elected since the end of the fiscal year (see Note T).

See Note T for a discussion of a proposed merger of the Corporation with one of its wholly-owned subsidiaries which would result in the conversion of the outstanding preferred stock into common stock of the subsidiary.

COMMON STOCK: At March 31, 1998 and 1997, respectively, the Corporation had 13,806,375 and 13,805,988 shares of common stock outstanding. The Corporation has also reserved 3,953,192 shares of its common stock for issuance under its stock option and performance award plans (see Note J). As long as there are cumulative unpaid dividends on the preferred stock, as discussed above, no dividends may be paid on the common stock.

The New York Stock Exchange ("NYSE") has advised the Corporation that it has fallen below the listing criteria for net tangible assets and average net income for the past three years and has requested the Corporation demonstrate when it will be able to return to the NYSE's original listing requirements. The Corporation has been in discussions with the NYSE regarding continued listing of the securities on the NYSE and the effect of the Corporation's proposed merger with Xetava Corporation (see Note T) on those securities.
The NYSE has advised the Corporation that, if the merger is not consummated, the NYSE will proceed with efforts to suspend and/or delist the Corporation's securities from trading on the NYSE and, in any event, may proceed with efforts to suspend and/or delist the Corporation's securities from trading subject to the Corporation's ability to comply with the NYSE's original listing requirements.

NOTE J- EMPLOYEE COMPENSATION PLANS

The Corporation maintains the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the common stock of the Corporation to certain officers and key employees of the Corporation and its subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Finance and Personnel Committee of the Board of Directors of the Corporation determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of the Corporation's common stock may be granted under the Plan. At March 31, 1998, options for 100,078 shares were still available for grant under the Plan.

Effective January 1, 1997, the Corporation instituted a Performance Incentive Plan, as approved by the Board of Directors, that covers approximately eight employees. The participants are entitled to share in a fund, the amount of which shall be based on 17.5% of the Corporation's net income before the charge for the incentive plan, the settlement with the FoxMeyer Trustee, the NSC Settlement and the NSC net preferred dividend determined as of March 31st of each year. Approximately $1.9 million was earned under the plan for the year ending March 31, 1998. No amounts were earned for the period ending March 31, 1997.

The following table summarizes the information with respect to stock options for the three years ended March 31, 1998. All options granted were at least at the published market price of the Corporation's common stock on the date of grant.

                                                            Outstanding
                                                   ---------------------------------
                                                                      Weighted
                                                                       Average
                               Exercisable Shares      Shares       Exercise Price
    --------------------------------------------------------------------------------
     March 31, 1995                    1,003,807      3,372,988       $  17.50
     1996:
     Granted                                            527,500          19.78
     Exercised                                          278,002          16.20
     Canceled or forfeited                              457,189          20.73
    --------------------------------------------------------------------------------
     March 31, 1996                    1,329,669      3,165,297          17.52
     1997:
     Granted                                          4,932,786           7.13
     Exercised                                          105,586          15.91
     Canceled or forfeited                            5,753,591          14.90
    --------------------------------------------------------------------------------
     March 31, 1997                       40,792      2,238,906           1.45
     1998:
     Granted                                          1,655,000           1.13
     Exercised                                                -              -
     Canceled or forfeited                               40,792          15.11
    --------------------------------------------------------------------------------
     March 31, 1998                    1,452,909      3,853,114           1.16
    --------------------------------------------------------------------------------
    --------------------------------------------------------------------------------

The Corporation accounts for stock-based compensation using the intrinsic value method of APB 25 (see Note A). Accordingly, no compensation expense was recognized. If the Corporation had used the fair value of options at the grant dates, as defined by SFAS No. 123, to recognize compensation cost for the three years ended March 31, 1998, the Corporation's net income (loss) and loss per common share would have been as follows on a pro forma basis (in thousands of dollars, except per share amounts):


                                                                     1998           1997           1996
   -------------------------------------------------------------------------------------------------------
    As reported
       Net income (loss) from continuing operations              $  (81,219)    $  (12,244)      $  5,148
       Net loss                                                     (77,500)      (279,356)       (63,661)
    Pro forma
       Net income (loss) from continuing operations              $  (82,412)    $  (12,006)      $  4,781
       Net loss                                                     (78,693)      (279,118)       (64,028)
   -------------------------------------------------------------------------------------------------------
    As reported for both basic and diluted earnings per share
       Net loss per share from continuing operations             $    (7.74)    $    (2.10)      $  (0.97)
       Net loss per share                                             (7.47)        (19.99)         (5.13)
    Pro forma for both basic and diluted earnings per share
       Net loss per share from continuing operations             $    (7.82)    $    (2.08)      $  (0.99)
       Net loss per share                                             (7.55)        (19.97)         (5.15)
   -------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------


The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three years ended March 31, 1998:


                                                                       1998           1997           1996
       ---------------------------------------------------------------------------------------------------
        Expected dividend yield (%)                                     0.0            0.0            0.0
        Expected volatility (%)                                        60.8           43.7           28.9
        Risk-free interest rates (%)                                    6.2            6.3            5.9
        Expected option lives (years)                                   4.0            4.5            3.1
       ---------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------


The weighted-average fair values of options granted during 1998, 1997 and 1996 were $0.58, $1.57 and $5.47, respectively.

The following table summarizes information about significant option groups outstanding and exercisable as of March 31, 1998 and related weighted-average exercise price and weighted-average contractual life remaining:


      Options with Exercise Prices      Outstanding         Exercisable    Remaining
      Ranging from:                   Shares    Price     Shares    Price     Life
     --------------------------------------------------------------------------------
      $1.125 to $1.3125             3,853,114   $ 1.16   1,452,909  $ 1.19     4.0
     --------------------------------------------------------------------------------
     --------------------------------------------------------------------------------

NOTE K - RETIREMENT PLANS

The Corporation and its subsidiaries have retirement plans consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current employees of the Corporation are covered under the defined benefit plans. The Corporation's funding policy for defined benefit plans is to make payments to the pension trusts in accordance with the funding requirements of federal laws and regulations. The outside directors of the Corporation are covered under a non-qualified and unfunded defined benefit plan.

The Corporation has maintained an employees' savings plan under Section 401(k) of the Internal Revenue Code for all employees since April 1997. Under the plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Corporation makes a matching contribution to each employee, which immediately vests, in an amount equal to 50% of the first 6% of the employee's contribution. For 1997 and 1996, a subsidiary of the Corporation, FoxMeyer, maintained an employees' savings and profit sharing plan under Section 401(k) which covered substantially all the Corporation's employees prior to the acquisition of FoxMeyer's assets by McKesson in November 1996 (see Note B).

Pension income for continuing operations under the Corporation's retirement plans for the three years ended March 31, 1998, are presented in the table below (in thousands of dollars):


                                                               For the years ended March 31,
                                                            1998           1997           1996
   ---------------------------------------------------------------------------------------------
    Net periodic pension cost (income) for defined
      benefit plans:
    Service cost - benefits earned for the year           $    78      $      44        $    27
    Interest cost on projected benefit obligation           4,098          4,364          4,539
    Expected return on plan assets                         (4,387)        (5,681)        (5,239)
    Net amortization and deferral                             (57)          (100)          (142)
   ---------------------------------------------------------------------------------------------
    Net periodic pension cost (income)                       (268)        (1,373)          (815)
    Pension cost for defined contribution plans                39             20             22
   ---------------------------------------------------------------------------------------------
    Total pension cost (income)                           $  (229)     $  (1,353)       $  (793)
   ---------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------


The net periodic pension income for defined benefit plans was determined by assuming a weighted average expected long-term rate of return on plan assets of 8.5% for the year ended March 31, 1998 and 10.0% for the years ended March 31, 1997 and 1996.

As a result of agreements with certain former officers and employees who elected lump sum payments in lieu of continuing payments from certain unfunded plans, two plans were terminated and a third plan was partially settled (see Note N).

The following table sets forth the funded status of the Corporation's defined benefit pension plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1998 and 1997 utilizing a weighted average discount rate of 7.0% in 1998 and 7.8% in 1997 (in thousands of dollars):


                                                                     March 31,
                                                                1998           1997
    ----------------------------------------------------------------------------------
     Change in benefit obligation:
       Projected benefit obligation, beginning of year       $  56,231      $  57,706
        Service cost                                                78             44
        Interest cost                                            4,098          4,364
        Actuarial losses (gains)                                 2,816           (151)
        Curtailment gain                                        (3,202)          (282)
        Benefits paid                                           (6,241)        (5,450)
    ----------------------------------------------------------------------------------
       Projected benefit obligation, end of year                53,780         56,231
    ----------------------------------------------------------------------------------
     Change in plan assets:
       Fair value of plan assets, beginning of year             53,911         59,128
        Actual return on plan assets                            14,705           (679)
        Benefits paid                                           (4,437)        (4,538)
    ----------------------------------------------------------------------------------
       Fair value of plan assets, end of year                   64,179         53,911
    ----------------------------------------------------------------------------------
     Funded status                                              10,399         (2,320)
     Unrecognized transition asset                                (724)          (907)
     Unrecognized net actuarial loss (gain)                     (1,267)         6,210
    ----------------------------------------------------------------------------------
     Net prepaid pension cost                                 $  8,408       $  2,983
    ----------------------------------------------------------------------------------
    ----------------------------------------------------------------------------------


At March 31, 1998, the assets of the Corporation's defined benefit pension plans were comprised of approximately 23% bonds, 65% stocks and 12% other. Included in pension plans assets were approximately 1.4 million shares of the Corporation's common stock with a market value of $2.8 million at March 31, 1998.

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

In March 1998, one inactive subsidiary of the Corporation, which had no ongoing operations since 1990, exercised its right to terminate coverage of its retiree healthcare and life insurance plans, as provided in the plan documents. In addition, another subsidiary of the Corporation, which had no ongoing operations since 1983 and no resources to pay its liabilities, was dissolved in March 1998. As a consequence, this subsidiary's retiree healthcare and life insurance plans were effectively discontinued. Most retirees covered by these plans elected to participate in a transition assistance payment plan and executed releases in favor of the applicable subsidiary and its affiliates. A gain of approximately $21.3 million, net of such payments and certain remaining claim reserves, was included in "Unusual items" in the consolidated statements of operations as a result of the termination or discontinuance of these plans.

The net periodic postretirement benefit cost for continuing operations for the three years ended March 31, 1998 was as follows (in thousands of dollars):


                                                                For the years ended March 31,
                                                            1998           1997           1996
    --------------------------------------------------------------------------------------------
     Service cost - benefits earned for the year         $      -       $      -       $      -
     Interest cost                                          1,501          1,565          1,969
     Amortization of prior service cost and net gain         (464)          (440)          (259)
    --------------------------------------------------------------------------------------------
     Total postretirement benefit cost                   $  1,037       $  1,125       $  1,710
    --------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------

The following table sets forth the funded status of the postretirement health care and life insurance plans and amounts recognized in the consolidated balance sheets at March 31, 1998 and 1997 utilizing a weighted average discount rate of 7.0% for 1998 and 7.75% for 1997 (in thousands of dollars):


                                                                                                March 31,
                                                                                         1998           1997
    -----------------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation, beginning of year                 $  19,871      $  24,242
        Service cost                                                                          -              -
        Interest cost                                                                     1,501          1,565
        Plan participants' contributions                                                    489            517
        Benefits paid                                                                    (1,749)        (1,784)
        Actuarial loss (gain)                                                               286         (4,669)
        Settlement gain                                                                 (18,068)             -
    -----------------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation, end of year                           2,330         19,871
     Unrecognized prior service cost                                                          -          2,979
     Unrecognized net gain                                                                1,278          4,634
    -----------------------------------------------------------------------------------------------------------
     Amount of postretirement benefit obligation included in the
       consolidated balance sheet                                                     $   3,608      $  27,484
    -----------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------

The 1998 reduction in plan liabilities reflects the plan settlements discussed above. The 1997 reduction in plan liabilities reflects the actuarial gain from the adjustment of expected future medical inflation rates to reflect current medical cost trends.

Medical costs were assumed to increase at a rate of 9% during 1998 and then to decline over a period of nine years to a rate of 5%. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase or a 1% decrease in the cost of health care would result in a 8.9% increase or a 7.6% decrease, respectively, in the postretirement benefit obligation and a 15.4% increase or a 13.8% decrease, respectively, in postretirement benefit cost for the remaining plan.

NOTE M - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three years ended March 31, 1998 (in thousands of dollars):


                                    For the years ended March 31,
                                    1998        1997         1996
    --------------------------------------------------------------
     Federal
       Current                    $  (40)  $       -     $      -
       Deferred                        -      24,557        2,938
     State
       Current                        80          34           39
       Deferred                        -       5,279            -
    --------------------------------------------------------------
     Income tax provision         $   40   $  29,870     $  2,977
    --------------------------------------------------------------
    --------------------------------------------------------------

The Corporation recorded a benefit for federal income tax purposes in 1998 relating to a tax refund. Because the Corporation believes it may not be able to realize its deferred tax assets, the Corporation has adjusted its valuation allowance to maintain a full valuation allowance against its net deferred tax assets.

The Corporation recorded a federal tax provision of $24.6 million in 1997. The federal income tax provision was primarily attributable to the establishment of a full valuation allowance against its net deferred tax assets in recognition of the impact of the FoxMeyer bankruptcy filing (see Note B).

The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes and minority interest were as follows (in thousands of dollars):


                                                            For the years ended March 31,
                                                            1998        1997         1996
--------------------------------------------------------------------------------------------
 Statutory rate applied to pre-tax income (loss)        $  (28,336)  $   5,782     $  3,585
 Change in deferred tax asset valuation allowance           (6,621)     26,702        2,654
 Corporate dividend-received deduction                      (1,520)     (1,976)      (2,197)
 State income taxes (net of federal tax effect)                 52       3,453           25
 Weirton interest expense                                        -      (1,063)        (498)
 Capital losses                                               (296)    (14,299)        (175)
 NSC Settlement                                             20,995           -            -
 FoxMeyer bankruptcy settlement                             11,652           -            -
 Market adjustments to investments                           4,528       7,569            -
 Equity in affiliates                                        1,168       1,820        1,459
 Other items                                                (1,582)      1,882       (1,876)
--------------------------------------------------------------------------------------------
 Total tax provision                                    $       40   $  29,870     $  2,977
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


The Corporation's current and noncurrent deferred taxes, which net to a zero balance as of March 31,1998 and 1997 consisted of the following temporary differences and net operating losses, at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):


                                                               March 31
                                                           1998        1997
        ----------------------------------------------------------------------
         Tax net operating losses                       $  79,005   $  73,690
         Other liabilities                                    613      11,860
         Tax credits                                        7,595       8,284
        ----------------------------------------------------------------------
         Total deferred tax assets                         87,213      93,834
         Valuation allowance on deferred tax assets       (87,213)    (93,834)
        ----------------------------------------------------------------------
         Deferred tax asset                                     -           -
         Deferred tax liability                                 -           -
        ----------------------------------------------------------------------
         Deferred tax asset, net                        $       -   $       -
        ----------------------------------------------------------------------
        ----------------------------------------------------------------------

The net change in the valuation allowance for 1998 was a decrease of approximately $6.6 million.

At March 31, 1998, the Corporation had, for federal income tax purposes, operating loss, capital loss, and investment credit carryforwards of approximately $225.8 million, $87.0 million, and $0.6 million, respectively, subject to the limits discussed below. Operating loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 2003 -$15.8 million, 2004 - $58.3 million, 2006 - $94.0 million, 2008 -$0.5 million, 2009 - $1.0 million, 2011 - $31.6 million, 2012
- $12.6 million and 2013 - $12.0 million. The capital loss carryforwards available for utilization in the Corporation's consolidated income tax return will expire as follows: 1999 - $56.6 million and 2003 - $30.4 million. Investment credit carryforwards will expire during the years 1999 through 2002. The Corporation also has alternative minimum tax credit carryforwards of $7.0 million, which are available to offset the future regular income tax liability of the Corporation. Alternative minimum tax credit carryforwards do not expire.

The losses and tax credits referred to in the preceding paragraph have not been examined by the U.S. Internal Revenue Service and, therefore, may be subject to adjustment. The availability of such loss and tax credit carryforwards to reduce the Corporation's future consolidated federal income tax liability are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations upon the utilization of loss and tax credit carryforwards in the event of an ownership change (as defined in the Code) of the Corporation. The Corporation believes that an ownership change occurred in 1995 and that another ownership change occurred between January and April 1998. Consequently, except in connection with the disposition of certain assets occurring in the next five years, utilization of loss and tax credit carryforwards incurred prior to the latest ownership change will be severely limited. The amount of the limitation is not known at this time, however, the Corporation believes that it will prevent the utilization of a significant amount of its operating and capital loss and tax credit carryforwards.

NOTE N - COMMITMENTS AND CONTINGENCIES

The Corporation leases various types of properties, primarily corporate office space and equipment, through noncancelable operating leases. Rental expense for continuing operations under operating leases totaled $0.1 million in 1998, $1.1 million in 1997 and $2.5 million in 1996. Minimum rental payments under operating leases with initial or remaining terms of one year or more at March 31, 1998 total $0.4 million with payments due of $0.1 million in 1999, $0.1 million in 2000, $0.1 in million in 2001 and $0.1 million in 2002.

On October 9, 1997, the United States Bankruptcy Court for the District of Delaware approved a settlement (the "FoxMeyer Settlement") of certain litigation between the Corporation and the Chapter 7 Trustee of FoxMeyer and certain of its subsidiaries (see Note B). The litigation concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996. Under the FoxMeyer Settlement, (i) the pending litigation was dismissed against the Corporation, (ii) the Corporation paid the Trustee approximately $25.8 million from a previously established escrow account, and (iii) the Corporation executed a three year $8.0 million promissory note payable to the Trustee (see Note H). As a result of the FoxMeyer Settlement, the Corporation recognized a $33.3 million charge which is included in "Unusual items" in the consolidated statements of operations.

The Corporation has retained responsibility for certain potential environmental liabilities attributable to former operating units. As a result of the NSC Settlement, the Corporation has been released from responsibility for claims resulting from its prior ownership of NSC or Weirton (see Note G). The Corporation is still subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to sites of other former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Corporation and its subsidiaries received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

At March 31, 1998, the Corporation had reserves of $1.8 million for environmental assessments, remediation activities, penalties or fines at nine sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not formerly owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs may arise at other sites. Management recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment. A change in the estimated liability could have a material impact on the financial condition and results of operations of the Corporation.

In connection with litigation claims by the Corporation and certain other plaintiffs against various insurance carriers for coverage of certain environmental liabilities, the Corporation received a $1.6 million cash settlement in 1998 for certain of these claims which was included in the consolidated statements of operations in "Unusual items". In connection with the NSC Settlement in November 1997, the Corporation assigned to NSC its right to assert pre-1987 environmental claims against the insurance carriers and released to NSC its share of any settlement proceeds related to such claims.

In November 1997, the Corporation entered into lump sum payment agreements with certain former officers and employees who were receiving supplemental pension and other payments from the Corporation or its subsidiaries.

As a result of the agreements, the Corporation paid approximately $2.1 million to these individuals for the termination of the Corporation's payment obligations and recognized a gain of approximately $5.6 million, including $3.2 million associated with certain retirement plans discussed in Note K, which was included in "Unusual items" in the consolidated statements of operations.

The Corporation entered into certain agreements in 1996 with Ashland Oil, Inc. ("Ashland") settling unresolved issues relating to the sale of The Permian Corporation ("TPC") to Ashland in 1992. As a result of the agreements, the Corporation settled all outstanding claims and was released from any additional claims in connection with the sale of TPC to Ashland. Previously established liabilities of $19.6 million related to these claims by Ashland, and to other contingencies settled during the year, were released and were included in "Other income" in 1996 in the consolidated statements of operations.

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which a wholly-owned subsidiary of the Corporation would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. Shortly after the announcement, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996 in IN RE: FOXMEYER CORPORATION SHAREHOLDER LITIGATION, No. 13391, in the Court of Chancery in Delaware. The amended complaint alleges that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleges that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. No schedule has been set for the completion of discovery in the case, the briefing of plaintiffs' class certification motion or any other proceedings. The Corporation is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, ET AL. V. FOXMEYER HEALTH CORPORATION, ET AL., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Corporation's common and its Series A and convertible preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Corporation and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning its National Distribution Center and Delta computer systems and the resulting impact on the Corporation's existing and future business and financial condition. On March 31, 1998, the court denied the Corporation's motion to dismiss the amended complaint in the lawsuit.
The Corporation intends to continue to vigorously defend itself in the lawsuit. The Corporation is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

The Corporation and its Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in GROSSMAN V. FOXMEYER HEALTH CORP., ET AL., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. The lawsuit purports to be brought on behalf of all holders of the Corporation's common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the ZUCKERMAN action described above. On September 28, 1997, the court denied the Corporation's motion for summary judgment in the lawsuit. The Corporation intends to continue to vigorously defend itself in the lawsuit. The Corporation is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

In 1997, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin, filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. In accordance with Delaware law, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit.

In April 1998, the Trustee filed a lawsuit against the five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to the Corporation. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against the Corporation, the Corporation was released by the Trustee from all liability and the director-defendants in this lawsuit received covenants not to execute from the Trustee. The Corporation has agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of FoxMeyer.

In June 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the directors of the Corporation and three of its former directors who were members of the Corporation's Personnel and Compensation Committee. The lawsuit is styled STEPHEN MIZEL IRA ET. AL. V. BUTLER, ET. AL., No. 602773198, in the Supreme Court of the State of New York, County of New York. The plaintiffs are holders of the Corporation's Series A Preferred Stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The Corporation has not yet fully analyzed its position with respect to the lawsuit or the Corporation's obligations to the defendants under its Certificate of Incorporation, by-laws, indemnification agreements with the defendants or Delaware law.

See Note T for a discussion of lawsuits filed by preferred stockholders concerning a proposed merger of the Corporation with and into one of its subsidiaries.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE O - UNUSUAL ITEMS AND OTHER INCOME (EXPENSE)

In 1998, unusual items consisted of a $33.3 million charge from the settlement of certain litigation with the FoxMeyer Trustee (see
Note N), a gain of $1.7 million from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liabilities (see Note N), and a gain of $26.9 million for the settlement or termination of certain pension and other postretirement benefits of former officers and employees (see Notes L and N).

In 1998, other expenses consisted of a loss of $12.9 million during the year from the adjustment in the carrying value of Imagyn Medical Technologies, Inc. ("Imagyn") to its market value, partially offset by $1.6 million in gains primarily from the sale of other investments. In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada and $7.3 million from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of the Corporation's investment in Phar-Mor of $13.4 million, the write-off of the investment in Ben Franklin of $2.0 million and $6.7 million in other losses primarily from marketable securities (including $4.8 million in losses related to Imagyn). In 1996, other income consisted of a gain of $19.6 million related to the settlement of certain unresolved issues in connection with the 1992 sale of The Permian Corporation and other contingencies, a gain of $14.3 million on the Corporation's investment in Imagyn and $1.6 million in gains on the early collection of real estate notes receivable. The gains were partially offset by a $3.4 million write-down of the value of Ben Franklin and losses of $10.3 million on trading securities and other investments.

NOTE P - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments was determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.
Accordingly, the estimates are not necessarily indicative of the amounts that the Corporation might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have had a material effect on the estimated fair value at March 31, 1998 or 1997, respectively.

The carrying amounts of cash and short-term investments, accounts and notes receivable, accounts payable and other accrued liabilities were reasonable estimates of their fair value.

The carrying value of long-term debt was $23.4 million and $30.5 million at March 31, 1998 and 1997, respectively, while the estimated fair value was $23.4 million and $30.1 million, respectively, based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

Equity securities classified as "available for sale" or "trading" were carried at their estimated fair value (see Notes A and F). The carrying value of the investment in NSC Preferred Stock in 1997 was net of the Remaining Liabilities (see Note G). The carrying value of the NSC Preferred Stock was $62.8 million at March 31, 1997. The estimated fair market value of the NSC Preferred Stock was approximately $67.1 million based on NSC's other outstanding debt with similar terms and remaining maturity. The carrying value of the Remaining Liabilities at March 31, 1997 consisted principally of pension liabilities and the NSC Note bearing interest at 8.5% with an 11 year remaining amortization. The carrying value of the NSC Note approximated its fair value at March 31, 1997.

The fair value of the Corporation's redeemable preferred stock, based on quoted market prices at March 31, 1998 and 1997, was $69.3 million and $41.7 million, respectively.

The fair value of certain warrants with a carrying value of $1.1 million at March 31, 1997 was estimated to be $2.2 million based upon the underlying market value of the securities into which the warrants could be converted. An investment in a partnership, with a book value of $3.0 million, held publicly traded securities with a market value of $12.7 million and $14.2 million at March 31, 1998 and 1997, respectively.

The carrying value of other investments was estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at March 31, 1998 and 1997 was $3.0 million and $1.6 million, respectively.

The fair value estimates were based on pertinent information available to management as of March 31, 1998 and 1997. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE Q - SEGMENT INFORMATION

The Corporation's principal operations are its real estate investments. In addition, the Corporation performs certain corporate office and investment activities ("Corporate"). Balance sheet related disclosures also include information for discontinued operations (see Note B) where necessary. The following table includes segment information for the three years ended March 31, 1998 (in thousands of dollars):



                                                     Real                            Discontinued
                                                    Estate          Corporate         Operations        Consolidated
----------------------------------------------------------------------------------------------------------------------------
         1998:
         Revenues                                  $  12,228       $       -        $        -          $   12,228
         Operating income (loss)                       1,855         (11,433)                -              (9,578)
         Depreciation and amortization                   917              41                 -                 958
         Identifiable assets                          23,479          95,824                 -             119,303
         Capital expenditures                          5,583              10                 -               5,593
----------------------------------------------------------------------------------------------------------------------------
         1997:
         Revenues                                  $  12,463       $       -        $        -          $   12,463
         Operating income (loss)                       2,608          (4,999)                -              (2,391)
         Depreciation and amortization                   934             534                 -               1,468
         Identifiable assets                          26,665         140,502                 -             167,167
         Capital expenditures                          6,707             186            27,855              34,748
----------------------------------------------------------------------------------------------------------------------------
         1996:
         Revenues                                  $  10,439       $       -        $        -          $   10,439
         Operating income (loss)                         940          (8,069)                -              (7,129)
         Depreciation and amortization                   723             311                 -               1,034
         Identifiable assets                          29,403         167,075         1,380,592           1,577,070
         Capital expenditures                          2,017               -            38,772              40,789
----------------------------------------------------------------------------------------------------------------------------

NOTE R - QUARTERLY DATA  (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of continuing operations for the two years ended March 31, 1998 (in thousands of dollars, except per share amounts):


                                                                       Quarter
---------------------------------------------------------------------------------------------------
                                                      First      Second        Third       Fourth
---------------------------------------------------------------------------------------------------
1998:
Revenues                                            $  3,163    $  3,660     $  2,974    $  2,431
Operating income (loss)                              (33,472)        850        3,777      19,267
Net income (loss) from continuing operations         (36,946)     (1,585)     (59,176)     16,488
Earnings (loss) per common share from continuing
   operations after preferred stock dividends:
   Basic                                               (3.12)      (0.57)       (4.76)       0.71
   Diluted                                             (3.12)      (0.57)       (4.76)       0.66
---------------------------------------------------------------------------------------------------
1997:
Revenues                                            $  3,705    $  4,101     $  3,234    $   1,423
Operating income (loss)                                 (903)     (1,378)         229        (339)
Net income (loss) from continuing operations         (31,627)     (3,613)      32,164      (9,168)
Earnings (loss) per common share from continuing
   operations after preferred stock dividends:
   Basic                                               (2.13)      (0.43)        1.90       (1.10)
   Diluted                                             (2.13)      (0.43)        1.79       (1.10)
--------------------------------------------------------------------------------------------------

In addition to those items discussed below, the Corporation's quarterly results were significantly affected by the realized and unrealized gains or losses on securities and other investments.

During the fourth quarter of 1998, the Corporation recognized a gain of $21.3 million on the termination and settlement of retiree healthcare and life insurance benefits (Note L). In the third quarter of 1998, the Corporation recognized a loss of $59.0 million on the NSC Settlement (Note G) and a gain of $5.6 million on the settlement of certain pension and other postretirement benefit claims of former officers and employees (Note N). In the second quarter of 1998, the Corporation recognized $1.7 million in gains on settlement of litigation, primarily the settlement of certain environmental liability claims (see Note N). In the first quarter of 1998, the Corporation recognized a $33.3 million charge related to the FoxMeyer Settlement with the Trustee (see Note N).

In the fourth quarter of 1997, a $13.6 million charge, net of minority interest, was recorded in connection with the reduction in the carrying value of Phar-Mor (see Note B). During the third quarter of 1997, the Corporation sold FoxMeyer Canada and certain real estate operations resulting in a gain of approximately $40.0 million (see Note B). During the first quarter of 1997, the net loss reflected the increase in the valuation allowance for the deferred tax asset as a result of the FoxMeyer bankruptcy filing (see Note M).

Per share amounts were computed independently for each quarter based on the average number of shares outstanding during that quarter. Therefore, the sum of the quarterly per share amounts may not equal the total for the fiscal year because of stock or other transactions that occurred during such years (see Note I).

NOTE S - GOING CONCERN

During the year ended March 31, 1998, the Corporation has had significant success in resolving a number of matters which threatened its existence including: (i) a significant reduction in operating cash outflows; (ii) the settlement with the FoxMeyer Trustee of certain claims against the Corporation and the release of the Corporation's assets from a temporary restraining order and injunction; (iii) the restoration of the Corporation's liquidity and the elimination of substantial healthcare, environmental and other liabilities through an aggressively negotiated settlement of the Corporation's preferred stock investment in NSC; and (iv) the elimination of certain other material benefit obligations owed by the Corporation or its subsidiaries. Nevertheless, the Corporation will likely continue to report operating losses, which together with a continuing common stockholders' deficiency and various pending claims and litigation as described in Note N, raise doubt as to the Corporation's ability to continue as a going concern.

Building on the successes of 1998, management has turned its full attention to the remaining issues. The following specific actions are planned: (a) to overcome the operating losses, management will (i) continue current efforts to identify and acquire an operating company and (ii) continually review and assess its investment portfolio in order to identify those investments which should be liquidated and those which merit new or additional investment; (b) to correct its common stockholders' deficiency, the Corporation's Board of Directors has approved a merger with Xetava Corporation which would eliminate the preferred stock obligation (see Note T); and (c) to address its pending litigation, management remains firm in its belief that such claims are without merit and will continue its vigorous defense of the matters.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.

NOTE T - SUBSEQUENT EVENT

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders will receive new common stock of Xetava, which upon consummation of the merger will be renamed

Avatex. Pursuant to the merger agreement, (i) each share of the Corporation's common stock will be converted into one-half share of Xetava common stock, (ii) each share of the Corporation's convertible preferred stock will be converted into 4.1249 shares of Xetava common stock and (iii) each share of the Corporation's Series A Preferred Stock will be converted into 3.7271 shares of Xetava common stock. Following the consummation of the merger, the common stockholders of the Corporation will own approximately 26.9%, and preferred stockholders of the Corporation will own approximately 73.1%, of Xetava's outstanding common stock (exclusive of options previously granted under the Corporation's existing stock option plan which will be assumed by Xetava in the merger). While the merger has been approved by the Board of Directors, consummation of the merger is conditioned upon the (i) approval of the transaction by the holders of a majority of the Corporation's outstanding common stock, (ii) effectiveness of a registration statement to be filed with the Securities and Exchange Commission with respect to shares of Xetava common stock that will be issued in the merger, and (iii) approval of the listing of such shares on the New York Stock Exchange.

The following three lawsuits were filed by preferred shareholders in April 1998. First, on April 23, 1998, Elliott Associates, L.P. ("Elliott") filed a lawsuit against the Corporation, Xetava and seven of the Corporation's directors in the Court of Chancery in Delaware (the "Delaware Chancery Court"). Elliott is a private investment partnership that, along with an affiliate, holds preferred and common stock of the Corporation. In the lawsuit, Elliott seeks to enjoin the proposed merger of the Corporation with and into its wholly owned subsidiary, Xetava, by alleging that (i) the proposed merger requires the consent of the holders of the Corporation's preferred stock,
(ii) the individual defendants' actions in approving the merger breached their fiduciary duties of care and loyalty, and (iii) the individual defendants further breached their fiduciary duties by structuring the merger in a manner calculated to entrench themselves in office. Second, on April 23, 1998, Harbor Finance Partners, Ltd. and Anvil Investment Partners, L.P. (collectively, "Harbor") filed a purported class action lawsuit, allegedly on behalf of the holders of the Corporation's two series of preferred stock, against the Corporation and the same seven individual defendants in the Delaware Chancery Court. In this lawsuit, Harbor alleges the same allegations contained in the first two counts of the Elliott lawsuit, and further alleges that (i) the defendants have breached the implied covenant of good faith in the "organic corporate documents" applicable to the preferred stock and (ii) the defendants' actions constitute an anticipatory breach of such documents. Third, on April 29, 1998, Robert Strougo filed a lawsuit against the Corporation and the seven individual defendants in the Delaware Chancery Court, which is substantially identical to the Harbor lawsuit.

In addition to the foregoing preferred shareholder lawsuits, on April 23, 1998, the same date that Elliott filed its lawsuit, Vincent Intrieri, Daniel Gropper, Ralph DellaCamera and Brian Miller filed a separate lawsuit against the Corporation in the Delaware Chancery Court. In this lawsuit, the plaintiffs seek a determination under Sections 220 and 225 of the Delaware Corporation Code that (i) Messrs. Intrieri and Gropper have been duly elected as directors of the Corporation by a majority of holders of the Corporation's Series A Preferred Stock and (ii) Messrs. DellaCamera and Miller have been duly elected as directors of the Corporation by a majority of holders of the Corporation's convertible preferred stock. The plaintiffs also seek an order recognizing the purported directors' right to examine the Corporation's books and records.

On May 1, 1998, the Corporation consented to the election by a majority of the holders of its Series A Preferred Stock of Messrs. Intrieri and Gropper to the Corporation's Board of Directors in order to obtain an expedited hearing on May 14, 1998 before the Delaware Chancery Court. Following the May 14th hearing, on June 3, 1998, the Delaware Chancery Court ruled in the Corporation's favor that its preferred shareholders are not entitled under the Corporation's Certificate of Incorporation to vote separately as a class on the proposed merger. On June 8, 1998, the Corporation advised the Delaware Chancery Court that its Board of Directors will meet to determine whether it would be appropriate to reconsider and/or modify the terms of the proposed merger based on a number of events that have occurred since the Board of Directors approved the merger. These events include the commencement of lawsuits, the June 3, 1998 court decision and potential changes in the values of certain of the Corporation's assets. As a result, the Delaware Chancery Court postponed a hearing originally scheduled for that date on the request of the preferred stockholders to enjoin the proposed merger. In addition, the Delaware Chancery Court on June 8, 1998 ruled that Messrs. DellaCamera and Miller were validly elected to the Corporation's Board of Directors by the written consent of the majority of holders of the convertible preferred stock and the Series A Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of Avatex Corporation (the "Corporation") consists of eleven members. The following sets forth, with respect to each member of the Corporation's Board of Directors, his name, age, period served as director, present position, if any, with the Corporation and other business experience.

                               THE BOARD OF DIRECTORS

ABBEY J. BUTLER, age 60, has served as a director of the Corporation since 1990. Mr. Butler has also served as Co-Chairman of the Board of the Corporation since March 1991 and was appointed Co-Chief Executive Officer of the Corporation in October 1991. He has also served as a director of Phar-Mor, Inc. ("Phar-Mor") since September 1995, and as its Co-Chairman of the Board and Co-Chief Executive Officer since October 1, 1997. Mr. Butler also serves as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in the Corporation, as well as the President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director and a member of the Executive Committee of GrandBanc, Inc. ("GrandBanc"), the holding company of Grand Bank, Maryland, and, in connection with investments by the Corporation and its subsidiaries, as a director of Imagyn Medical Technologies, Inc. ("Imagyn"), Carson, Inc. ("Carson"), AM Cosmetics, Inc. ("AM") and Cyclone, Incorporated ("Cyclone"). Mr. Butler is a trustee and a member of the Executive Committee of the Board of Trustees of The American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George Bush to serve on the President's Advisory Committee on the Arts, and he now serves as President and Chief Executive Officer of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. Mr. Butler also served as Co-Chairman of the Board of FoxMeyer Corporation ("FoxMeyer") since March 1991 and was Co-Chief Executive Officer of FoxMeyer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin Retail Stores, Inc. ("Ben Franklin") from November 1991 until March 1997. FoxMeyer, FoxMeyer Drug Company and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

MELVYN J. ESTRIN, age 55, has served as a director of the Corporation since 1990. Mr. Estrin has also served as Co-Chairman of the Board of the Corporation since March 1991 and was appointed Co-Chief Executive Officer of the Corporation in October 1991. He has also served as a director of Phar-Mor since September 1995, and as its Co-Chairman of the Board and Co-Chief Executive Officer since October 1, 1997. Mr. Estrin also serves as managing partner of Centaur Partners, L.P., an investment partnership, and has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983. Mr. Estrin presently serves as a director and a member of the Executive Committee of GrandBanc, as a director of Washington Gas Light Company and, in connection with investments by the Corporation and its subsidiaries, as a director of Imagyn, Carson, AM and Caring Technologies, Inc. ("CareTech"). Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission. Mr. Estrin also served as Co-Chairman of the Board of FoxMeyer since March 1991 and was Co-Chief Executive Officer of FoxMeyer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer, FoxMeyer Drug Company and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

HYMAN H. FRANKEL, PhD., age 77, has served as a director of the Corporation since February 1997. Dr. Frankel holds a PhD. in Sociology, and has served as a consultant to the Corporation since 1992. See "COMPENSATION OF DIRECTORS" below. He has served as President and a director of Human Service Group, Inc., a private management and investment firm, and was also a founder and has served as an executive officer and a director of University Research Corporation since 1965. Both of these companies are controlled by Mr. Estrin. Dr. Frankel has also served as Chairman of the Board of The Center for Human Service, Inc., a non-profit health and education research organization, and as Vice President and a director of American Health Services, an operator of general and psychiatric hospitals and nursing homes. Dr. Frankel has held teaching and research positions in social sciences at a number of universities throughout the United States during the past 35 years, and has served in various capacities in connection with a number of government commissions and other programs.

FRED S. KATZ, age 59, has served as a director of the Corporation since February 1997. Mr. Katz is President of First Taconic Capital Corporation ("First Taconic"), a private merchant banking and consulting firm, since 1996. Mr. Katz has also served as a Managing Director of Whale Securities, L.P., a registered broker-dealer and member of the National Association of Securities Dealers, Inc., since June 1991, and as Chairman of the Board of Cyclone, a former business unit of USX Corporation, since 1994. In 1995, a subsidiary of the Corporation, M & A Investments, Inc. ("M&A"), invested in Cyclone. See "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" below. Mr. Katz has over 30 years of diversified investment and merchant banking experience specializing in investments in emerging growth companies and industries through private placements or public offerings of securities.

WILLIAM A. LEMER, age 57, has served as a director of the Corporation since February 1997. Mr. Lemer is a private investor and real estate developer. He has served as President of Bethesda Avenue Photo, Inc. and Pentagon Concourse Photo, Inc., franchisees of One Hour Moto Photo, since June 1992. Since April 1988, he has been the general partner of Metro Associates Limited Partnership, which owns a shopping center in Woodbridge, Virginia. Until March 1997, Mr. Lemer also served as a Director of Ben Franklin, which filed for protection under the Bankruptcy Code in July 1996. Mr. Lemer is the brother-in-law of Mr. Estrin.

CHARLES C. PECARRO, age 60, has served as a director of the Corporation since February 1997. Mr. Pecarro is the Chief Financial Officer of Human Service Group, Inc. and University Research Corporation, both of which are companies controlled by Mr. Estrin. Mr. Pecarro has worked for the companies since 1972, and he has been a certified public accountant since 1968. Mr. Pecarro also serves on the Board of Directors of the Center for Technical Cooperation, a private non-profit corporation.

JOHN L. WINEAPPLE, age 58, has served as a director of the Corporation since February 1997. Mr. Wineapple is a consultant to First Taconic, a private merchant banking and consulting firm, and has been the principal of John Wineapple Associates, Inc., a marketing and business development consulting firm that has advised such clients as Regent International, Inc., Fleet Street, Ltd., Moretz, Inc., Sara Lee Corporation and Wal-Mart Stores, Inc., since 1995. Mr. Wineapple is also the Chairman and Chief Executive Officer of Visual Effect, LLC, a strategic planning and consulting firm to the retail and manufacturing industries specializing in visual and merchandise display, since 1996. From 1989 to 1995, he served as Senior Vice President and Partner of ScotchMaid, Inc., a division of Sara Lee Corporation engaged in mass market distribution to large retailers. Mr. Wineapple also served as an independent director of FoxMeyer Funding, Inc., a subsidiary of FoxMeyer, during a portion of fiscal 1997.

DANIEL GROPPER, age 27, has served as a director of the Corporation since April 1998. Mr. Gropper has been an Analyst with Stonington Management Corp. ("Stonington") since 1995, and has worked on a variety of projects including bankruptcies, restructurings, liquidations, activist positions, distressed high yield situations, structured convertibles and private transactions. Prior to joining Stonington, Mr. Gropper was an Associate in the Investment Banking Department of Interstate/Johnson Lane, where he worked on public offerings and merger transactions. Prior to his position with Interstate/Johnson Lane, Mr. Gropper was an Analyst in the Financial Institutions Group of the Investment Banking Division of Goldman, Sachs & Co. Mr. Gropper has a Bachelor of Science in Commerce with Distinction from the University of Virginia.

VINCENT INTRIERI, age 41, has served as a director of the Corporation since April 1998. Mr. Intrieri has been a Portfolio Manager with Stonington since 1995, where he analyzes investments and manages a portfolio of stocks and high yield bonds in a variety of industries. He performs fundamental analysis and workouts of distressed securities, special situations and turnarounds. Prior to joining Stonington, Mr. Intrieri was a Partner in the Corporate Recovery Services Group in the Chicago office of Arthur Anderson & Co., where he had extensive experience in accounting, finance and consulting services for major Fortune 500 corporations. Prior to Arthur Anderson & Co., Mr. Intrieri was a Director in the Bankruptcy and Reorganization Services Group of Price Waterhouse. Mr. Intrieri has a Bachelor of Science in Accounting with Distinction from Pennsylvania State University, and is a director of Australian Food and Fiber Limited, Marvel Holdings, Inc. and Marvel (Parent) Holding, Inc.

RALPH DELLACAMERA, JR., age 44, has served as a director of the Corporation since June 1998. Mr. DellaCamera joined Stonington as a convertible arbitrage trader in 1986 and is currently Head Trader and Senior Risk Manager. Mr. DellaCamera is responsible for managing investments in distressed securities, equities, commodities and currencies. Prior to joining Stonington, Mr. DellaCamera was employed by various Wall Street firms for the past 21 years he has been in the finance business. Mr. DellaCamera holds a Bachelor of Science in Business Administration from the University of New Haven.

BRIAN MILLER, age 32, has served as a director of the Corporation since June 1998. Mr. Miller joined Stonington as a trader in 1991 and is currently a Portfolio Manager specializing in equity arbitrage strategies. Prior to joining Stonington, Mr. Miller was employed by Yamaichi International as a derivatives trader. Mr. Miller has a Bachelor of Science in Economics with Honors from Albany State University.

                                 EXECUTIVE OFFICERS

A brief biography of each executive officer of the Corporation (other than the Co-Chairmen of the Board and Co-Chief Executive Officers, whose biographies are set forth above) who served during fiscal 1998 is provided below. Executive officers are typically elected by the Board of Directors at its annual meeting and hold office until the next annual meeting of the Board of Directors or until their successors have been duly elected and qualified. All of these individuals were also formerly officers of FoxMeyer and FoxMeyer Drug Company, which filed for relief under Chapter 11 of the Bankruptcy Code in 1996.

EDWARD L. MASSMAN, age 39, has served as Senior Vice President and Chief Financial Officer of the Corporation since May 1996. Prior thereto, he served the Corporation as Senior Vice President of Finance and Controller since February 1996, as Vice President and Controller since July 1994 and as Controller since July 1993. He also served as Senior Vice President and Chief Financial Officer of FoxMeyer and FoxMeyer Drug Company from May 1996 to September 1996 and, prior thereto, as Vice President and Controller from September 1994 to February 1996 and as Director of Accounting since September 1990. Mr. Massman was employed by Deloitte & Touche LLP from January 1983 to September 1990, serving most recently as Senior Audit Manager.

JOHN G. MURRAY, age 43, has served as Vice President - Finance of the Corporation since July 1997. Prior thereto, he was a consultant to the Corporation from July 1996 to July 1997 and served as Vice President and Assistant Treasurer of the Corporation from April 1996 to July 1996 and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996. He also served as Vice President and Assistant Treasurer of FoxMeyer and FoxMeyer Drug Company from April 1996 to November 1996, and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996.
Mr. Murray was Senior Vice President and Treasurer of Phoenix Ventures, Inc., a venture capital firm, from April 1989 to August 1993.

GRADY E. SCHLEIER, age 46, has served as Vice President and Treasurer of the Corporation since November 1995. He also served as Vice President and Treasurer of FoxMeyer and FoxMeyer Drug Company from November 1995 to November 1996 and, prior thereto, as Director of Project Finance since June 1993. He also served as Treasurer of FoxMeyer Canada Inc., a former subsidiary of the Corporation, until October 1996. Mr. Schleier was the Chief Financial Officer and a director of American EnviroTech, Inc., a hazardous waste management company, from February 1988 to September 1992.

SCOTT E PETERSON, age 46, has served as Vice President - Finance and Controller of the Corporation since November 1996. He served as Vice President and Controller of FoxMeyer and FoxMeyer Drug Company from March 1996 to November 1996 and, prior thereto, as Assistant Controller since May 1995. Mr. Peterson served in various capacities, most recently Vice President, Controller, Assistant Secretary and Treasurer, for Tom Thumb Food & Drugs, Inc. from February 1993 to July 1994. Prior thereto, he was Vice President and Treasurer of Tom Thumb Stores, Inc. from September 1989 to January 1993.

ROBERT H. STONE, age 38, has served as Vice President, General Counsel and Secretary of the Corporation since November 1996. From November 1994 to November 1996, he served as Associate General Counsel and Assistant Secretary of the Corporation, FoxMeyer and FoxMeyer Drug Company. Mr. Stone was an attorney with the law firm of Jones, Day, Reavis & Pogue from 1986 to November 1994.

        COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Corporation's directors, executive officers and persons who beneficially own more than 10 percent of a registered class of the Corporation's equity securities ("10% Owners") to file reports of beneficial ownership of the Corporation's securities and changes in such beneficial ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish the Corporation with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to the Corporation, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal 1998, the Corporation believes that its directors, executive officers and 10% Owners complied with Section 16(a) filing requirements applicable to them during fiscal 1998 and prior fiscal years, except as follows. United Equities Commodities Company, Momar Corporation and Moses Marx (collectively, "United") filed an Amendment to Schedule 13D, dated as of July 15, 1997, in which United stated that it beneficially owned a total of 10% of the Corporation's common stock. These shares were in addition to its ownership of 8% of the Corporation's Series A preferred stock and 30% of its convertible preferred stock, the latter which is convertible into the Corporation's common stock, as stated in the Schedule 13D filed on May 30, 1997. Neither United Equities Commodities Company, Momar Corporation nor Moses Marx furnished the Corporation with a Form 3 with respect to their status as a 10% Owner.

Thereafter, United filed another Amendment to Schedule 13D on July 30,1997, at which time United stated that it had increased its beneficial ownership of the Corporation's common stock to 14% and of the Corporation's Series A preferred stock to 10%. In addition, pursuant to Written Consents, United had further increased its beneficial ownership of the Series A preferred stock and convertible preferred stock as of April 1998. Neither United Equities Commodities Company, Momar Corporation nor Moses Marx furnished the Corporation with a Form 4 with respect to the acquisition of additional securities after becoming a 10% Owner.

f

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the three fiscal years ended March 31, 1998 received by the Corporation's Co-Chief Executive Officers and the next three most highly compensated executive officers of the Corporation for fiscal 1998:

                                                                                              Long-Term
                                                  Annual Compensation                      Compensation (A)
                                         ---------------------------------------     ---------------------------
                                                                                       Awards          Payouts
                                                                                     ----------      -----------
                                                                         Other       Securities
                                                                        Annual       Underlying          LTIP      All Other
Name and Principal           Fiscal                        Bonus      Compensa-       Options/         Payouts     Compensa-
     Position                 Year       Salary($)         ($)(B)     tion($)(C)       SARs(#)           ($)       tion($)(D)
-----------------------------------------------------------------------------------------------------------------------------
Abbey J. Butler (E)            1998        583,333        750,000          (I)          600,000        451,404        136,732
Co-Chairman of the             1997        649,765           0             (I)          994,640           0            17,773
Board and Co-Chief             1996        858,000           0           195,071         50,000           0             8,527
Executive Officer

Melvyn J. Estrin (E)           1998        583,333        750,000          (I)          600,000        451,404        104,432
Co-Chairman of the             1997        649,765           0             (I)          994,640           0             7,274
Board and Co-Chief             1996        858,000           0           200,328         50,000           0             5,468
Executive Officer

Edward L. Massman (F)          1998        237,500        600,000          (I)          400,000        341,973          6,553
Senior Vice President and      1997        203,364        500,000          (I)           52,000           0             4,184
Chief Financial Officer        1996        162,711           0             (I)           30,000           0             4,620

Robert H. Stone (G)            1998        158,333        300,000          (I)          100,000        177,826          6,163
Vice President, General        1997        129,200         80,400          (I)           21,834           0             2,360
Counsel and Secretary          1996         97,137          6,000          (I)            2,000           0               790

Grady E. Schleier (H)          1998        158,333        200,000          (I)          100,000        177,826          6,192
Vice President and             1997        153,168         82,500          (I)           20,000           0             3,199
Treasurer                      1996        113,230          8,958          (I)            3,000           0             3,608


(A) The Corporation made no awards of restricted stock during the three fiscal years ended March 31, 1998. "LTIP Payouts" consists of amounts paid by the Corporation under its Performance Incentive Plan, as amended (the "Incentive Plan").

(B) "Bonus" consists of amounts paid (i) in November 1997 and January 1998 by the Corporation as a bonus to the named executive officers, (ii) in November 1996 by the Corporation in respect of the officers' agreements to be employed by the Corporation and thereby forego additional compensation and severance benefits to which they were entitled under their Employment Agreements with FoxMeyer which had been assumed by McKesson Corporation ("McKesson"), and (iii) in November 1996 by FoxMeyer Drug Company pursuant to two orders entered by the United States Bankruptcy Court in its Chapter 11 case that approved a Stay Pay Program ("Stay Pay").

(C) "Other Annual Compensation" consists of (i) amounts paid by the Corporation or FoxMeyer before January 1, 1996 under FoxMeyer's non-qualified Supplemental Savings Plan, and by Phar-Mor after October 1, 1997 under its non-qualified Deferred Compensation Plan, (ii) any personal use of corporate property by the executive officer, and (iii) other personal benefits.

(D) "All Other Compensation" consists of amounts (i) contributed by the Corporation to each executive officer's account under the Corporation's 401(k) plan during fiscal 1998, (ii) contributed by the Corporation to each of Messrs. Butler's and Estrin's account or by FoxMeyer to each of Messrs. Massman's, Stone's and Schleier's account under FoxMeyer's 401(k) plan during fiscal 1997 and fiscal 1996, and (iii) paid by the Corporation or Phar-Mor to or on behalf of Mr. Butler and Mr. Estrin for certain life insurance benefits, as described in Note E below (which amounts were reflected in the column entitled "Other Annual Compensation" in the Corporation's fiscal 1997 and fiscal 1996 Proxy Statements). This column does not include de minimis amounts paid for group term life insurance provided to all the Corporation and FoxMeyer employees as part of their standard company benefit package.

(E) In fiscal 1998, Mr. Butler and Mr. Estrin each received $370,833 in salary and a $750,000 bonus from the Corporation for serving as its Co-Chairman of the Board and Co-Chief Executive Officer, and $212,500 from Phar-Mor for serving as its Co-Chairman of the Board and Co-Chief Executive Officer since October 1, 1997. "All Other Compensation" for Mr. Butler consisted of (i) $17,897 paid by the Corporation for certain term life insurance for the benefit of Mr. Butler,
(ii) $7,586 contributed by the Corporation to Mr. Butler's 401(k) plan account, and (iii) $111,249 paid by Phar-Mor on a tax reimbursed "grossed-up" basis for a $1.5 million whole life insurance policy on Mr. Butler's life. "All Other Compensation" for Mr. Estrin consisted of (i) $5,796 paid by the Corporation for certain term life insurance for the benefit of Mr. Estrin and (ii) $98,636 paid by Phar-Mor on a tax reimbursed "grossed up" basis for a $1.5 million whole life insurance policy on Mr. Estrin's life. Mr. Butler and Mr. Estrin may earn additional compensation applicable to the Corporation's fiscal year ended March 31, 1998 under Phar-Mor's bonus plans, which will not be determined until the end of Phar-Mor's fiscal year on June 30, 1998.

In fiscal 1997, Mr. Butler and Mr. Estrin each received $350,000 from the Corporation for serving as its Co-Chairman of the Board and Co-Chief Executive Officer, $231,314 from FoxMeyer for serving until November 1996 as its Co-Chief Executive Officer, and $68,451 from Ben Franklin for serving until March 1997 as its Co-Chairman of the Board. "All Other Compensation" for Mr. Butler consisted of (i) $13,619 paid by the Corporation for certain term life insurance for the benefit of Mr. Butler and (ii) $4,154 contributed by the Corporation to Mr. Butler's 401(k) plan. "All Other Compensation" for Mr. Estrin consisted of (i) $3,120 paid by the Corporation for certain term life insurance for the benefit of Mr. Estrin and (ii) $4,154 contributed by the Corporation to Mr. Estrin's 401(k) plan. In addition to the amounts set forth in the Summary Compensation Table, in fiscal 1997, Mr. Butler and Mr. Estrin received severance payments from McKesson, which assumed FoxMeyer's obligations under their respective employment agreements with FoxMeyer in connection with McKesson's acquisition of substantially all of the assets of FoxMeyer and FoxMeyer Drug Company.

In fiscal 1996, Mr. Butler and Mr. Estrin each received $350,000 from the Corporation for serving as its Co-Chairman of the Board and Co-Chief Executive Officer, $400,000 from FoxMeyer for serving as its Co-Chairman of the Board and Co-Chief Executive Officer, and $108,000 from Ben Franklin for serving as its Co-Chairman of the Board. Mr. Butler received $174,736, and Mr. Estrin received $181,281, under FoxMeyer's Supplemental Savings Plan, which amounts exceeded 25% of the total "Other Annual Compensation" received by each of them in fiscal 1996. "All Other Compensation" for Mr. Butler consisted of (i) $3,907 paid by the Corporation for certain term life insurance for the benefit of Mr. Butler and (ii) $4,620 contributed by the Corporation to Mr. Butler's 401(k) plan.
"All Other Compensation" for Mr. Estrin consisted of (i) $848 paid by the Corporation for certain term life insurance for the benefit of Mr. Estrin and
(ii) $4,620 contributed by the Corporation to Mr. Estrin's 401(k) plan.

In fiscal 1998, in connection with their serving as Co-Chairman of the Board and Co-Chief Executive Officer of the Corporation and Phar-Mor, Mr. Butler and Mr. Estrin were each granted options to purchase 400,000 shares of the Corporation's common stock and options to purchase 200,000 shares of Phar-Mor common stock.
In fiscal 1997, all of the options to purchase 994,640 shares of the Corporation's common stock that were previously granted to each of Mr. Butler and Mr. Estrin, including options to purchase 99,440 shares of the Corporation's common stock that expired in fiscal 1997, were repriced and/or replaced by the Corporation. In fiscal 1996, Mr. Butler and Mr. Estrin were each granted options to purchase 50,000 shares of the Corporation's common stock, and Ben Franklin canceled and then granted replacement options to purchase 118,000 shares of Ben Franklin common stock that were previously granted to Mr. Butler and Mr. Estrin.

In addition to the amounts set forth in the Summary Compensation Table above, Mr. Butler and Mr. Estrin each received compensation in fiscal 1998 for serving as outside directors of certain companies in which the Corporation holds less than majority ownership interests and which are not consolidated subsidiaries of the Corporation, as follows: (i) in their capacity as outside directors of Phar-Mor until September 30, 1997, Mr. Butler and Mr. Estrin were each paid $12,500 as their pro rata portion of annual director fees, plus per meeting fees, and were each granted options to purchase 10,000 shares of Phar-Mor common stock and credited with 7,703 shares of Phar-Mor common stock under its Phantom Stock Plan, (ii) in their capacity as outside directors of Imagyn, Mr. Butler and Mr. Estrin were each paid $21,000 in director fees and were each granted options to purchase 7,500 shares of Imagyn common stock, (iii) in their capacity as outside directors of Carson, Mr. Butler and Mr. Estrin were each awarded 2,710 shares of Carson restricted stock and options to purchase 5,000 shares of Carson common stock and (iv) in his capacity as an outside director of CareTech, Mr. Estrin was granted options to purchase 10,000 shares of CareTech common stock.

In fiscal 1997, (i) in their capacity as outside directors of Phar-Mor, Mr. Butler and Mr. Estrin were each paid $25,000 in annual director fees, plus per meeting fees, and were each granted options to purchase 5,000 shares of Phar-Mor common stock and credited with 4,050 shares of Phar-Mor common stock under its Phantom Stock Plan, (ii) in their capacity as outside directors of Imagyn, Mr. Butler and Mr. Estrin were paid $11,000 and $10,000 in director fees, respectively, and were each granted options to purchase 7,500 shares of Imagyn common stock, and (iii) in their capacity as outside directors of Carson, Mr. Butler and Mr. Estrin were each granted options to purchase 1,500 shares of Carson common stock. In addition, during a portion of fiscal 1997, Mr. Butler served as an outside director of CST Entertainment, Inc. ("CST"), and the Corporation has been unable to obtain any information from CST regarding director fees because it liquidated its assets and filed for relief under Chapter 7 of the Bankruptcy Code during fiscal 1997.

In fiscal 1996, (i) in their capacity as outside directors of Phar-Mor, Mr. Butler and Mr. Estrin were each paid $25,000 in annual director fees, plus per meeting fees, and were each granted options to purchase 5,000 shares of Phar-Mor common stock, (ii) in their capacity as outside directors of Imagyn, Mr. Butler and Mr. Estrin were each paid $1,000 in director fees and were each granted options to purchase 7,500 shares of Imagyn common stock and (iii) in his capacity as an outside director of CST, Mr. Butler was granted warrants to purchase 50,000 shares of CST common stock during CST's fiscal year ended June 30, 1996.

(F) Mr. Massman also served until September 1996 as Senior Vice President of FoxMeyer and FoxMeyer Drug Company, which paid all of his compensation for services rendered in fiscal 1997 and fiscal 1996. In fiscal 1997, Mr. Massman was paid $100,000 pursuant to an August 8, 1996 incentive agreement relating to the sale of the assets of FoxMeyer and FoxMeyer Drug Company. In addition, as a retention bonus and for coordinating the separation and relocation of the Corporation from FoxMeyer, the Corporation, pursuant to the terms of his Employment Agreement, paid Mr. Massman $300,000 and assigned to him a 50% interest in all amounts received by the Corporation from the proceeds of any sale of any assets of or its interests in Alumet Partnership.
 As of the date of the assignment, its fair market value was estimated to be $100,000. Certain mineral rights of the Partnership were subsequently sold in fiscal 1998, thereby increasing the value of the assignment. Options to purchase 52,000 shares of the Corporation's common stock that were previously granted to Mr. Massman in fiscal 1996 and fiscal 1995 were repriced by the Corporation in fiscal 1997.

(G) Mr. Stone also served until November 1996 as Associate General Counsel and Assistant Secretary of FoxMeyer and FoxMeyer Drug Company, which paid all of his compensation for services rendered in fiscal 1997 through November 1996 and all of fiscal 1996, including $5,400 in Stay Pay in fiscal 1997. Options to purchase 21,834 shares of the Corporation's common stock that were previously granted to Mr. Stone earlier in fiscal 1997 and in fiscal 1996 and fiscal 1995 were repriced by the Corporation in fiscal 1997.

(H) Mr. Schleier also served until November 1996 as Vice President and Treasurer of FoxMeyer and FoxMeyer Drug Company, which paid all of his compensation for services rendered in fiscal 1997 through November 1996 and all of fiscal 1996, including $7,500 in Stay Pay in fiscal 1997. Options to purchase 20,000 shares of the Corporation's common stock that were previously granted to Mr. Schleier earlier in fiscal 1997 and in fiscal 1996 and fiscal 1995 were repriced by the Corporation in fiscal 1997.

(I) Other annual compensation to this executive officer did not exceed the lesser of $50,000 or 10 percent of such executive officer's total salary and bonus for such fiscal year.

          OPTION/SAR GRANTS IN FISCAL YEAR 1998 TO EXECUTIVE OFFICERS

The following table provides information regarding options granted during fiscal 1998 to the Corporation's executive officers named in the Summary Compensation Table.



                                                       Individual Grants
                                   ---------------------------------------------------------
                                                 Percent of
                                                    Total
                                                   Options/
                                    Number of        SARs
                                   Securities      Granted
                                   Underlying         to                                        Potential Realizable Value
                                    Options/      Employees     Exercise or                       at Assumed Annual Rates
                                     SARs         in Fiscal     Base Price      Expiration      of Stock Price Appreciation
             Name                  Granted(#)        Year         ($/Sh)           Date             for Option Term(A)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 5%($)             10%($)
                                                                                            -------------      -------------
  Abbey J. Butler(B)(C)             400,000         24.24%         $1.125       07-01-02     $  124,326          $  274,729

  Melvyn J. Estrin(B)(C)(D)         400,000         24.24%         $1.125       07-01-02     $  124,326          $  274,729

  Edward L. Massman(B)              400,000         24.24%         $1.125       07-01-02     $  124,326          $  274,729

  Robert H. Stone(B)                100,000          6.06%         $1.125       07-01-02     $   31,081          $   68,682

  Grady E. Schleier(B)              100,000          6.06%         $1.125       07-01-02     $   31,081          $   68,682


    (A) The potential realizable values set forth under these columns result from calculations assuming 5% and 10% growth rates as set by the Commission and are not intended to forecast future price appreciation of the stock indicated. The amounts reflect potential future value based upon growth at these prescribed rates. The Corporation did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower, value. The Corporation is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock indicated. There can be no assurance that the amounts reflected in this table will be achieved.

    (B) One-third (1/3) of each of these options will become exercisable on each anniversary of the grant date, commencing on July 1, 1998.

    (C) Mr. Butler and Mr. Estrin also have been granted options to acquire common stock of Phar-Mor, Imagyn and Carson.

    (D) Mr. Estrin also has been granted options to acquire common stock of CareTech.

AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 1998 BY EXECUTIVE OFFICERS AND FISCAL
                             YEAR-END OPTION/SAR VALUES

There were no options to purchase the Corporation's, Phar-Mor, Imagyn, Carson or CareTech common stock exercised during fiscal 1998 by any of the executive officers named in the Summary Compensation Table. The following table provides information as to the value of options for the Corporation's common stock held by such executives at fiscal 1998 year end measured in terms of the last reported sale price for shares of such common stock on March 31, 1998.


                                 Number of Securities Underlying      Value of Unexercised In-the-Money
                             Unexercised Options/SAR's at FY-End(#)       Options March 31, 1998 ($)
                            ------------------------------------------------------------------------------
        Name                      Exercisable       Unexercisable       Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------
   Abbey J. Butler                  663,093            731,547            580,206            665,104

   Melvyn J. Estrin                 663,093            731,547            580,206            665,104

   Edward L. Massman                 34,667            417,333             30,334            390,166

   Robert H. Stone                   14,556            107,278             12,737            100,118

   Grady E. Schleier                 13,333            106,667             11,666             99,584


                            LONG-TERM INCENTIVE PLANS -- AWARDS
                                  IN LAST FISCAL YEAR (A)

                                                   Performance
                                   Number of         or Other
                                 Shares, Units     Period Until
                                   or Other         Maturation     Estimated Future Payouts Under Non-Stock
     Name                          Rights(B)        of Payout                  Price-Based Plans
-----------------------------------------------------------------------------------------------------------
                                                                  Threshold       Target(C)         Maximum
                                                                  -----------------------------------------
 Abbey J. Butler                  4.38%/3.78%        04-1-99              0        451,404           None

 Melvyn J. Estrin                 4.38%/3.78%        04-1-99              0        451,404           None

 Edward L. Massman                2.98%/2.86%        04-1-99              0        341,973           None

 Robert H. Stone                  1.44%/1.49%        04-1-99              0        177,826           None

 Grady E. Schleier                1.44%/1.49%        04-1-99              0        177,826           None


(A) The Corporation has adopted the Incentive Plan to motivate and reward high performing executives, focus executive attention on achieving key objectives for each fiscal year, and be a material component of a total competitive pay structure. The participants in the Incentive Plan presently consist of the Corporation's executive officers and certain key employees. Under the Incentive Plan, amounts are distributed to participants based on specified percentages of
(i) the Corporation's net income, which is calculated in accordance with generally accepted accounting principles, after all applicable taxes but before accrual of any dividends on the Corporation preferred stock, and exclusive of any activities relating to the Corporation's relationship with National Steel Corporation and its settlement with the FoxMeyer Chapter 7 Trustee, and (ii) Litigation Income, which consists of net income generated in connection with the McKesson lawsuit (see Item 3). Although Incentive Plan distributions may be made on an annual basis, the Incentive Plan is intended to serve as an incentive for performance to occur over a period longer than one fiscal year, particularly with respect to Litigation Income. The total percentage of net income and of Litigation Income available under the Incentive Plan for the fiscal year ending March 31, 1999 for all officers and key employees is 17.5%.

(B) "Number of Shares, Units or Other Rights" lists the percentages awarded in the last fiscal year of net income and Litigation Income, respectively, that each named executive officer is entitled to receive under the Incentive Plan for fiscal 1999 performance.

(C) The amount set forth under "Target" is a representative amount based on the Corporation's net income, as defined in the Incentive Plan, in fiscal 1998. There was no Litigation Income in fiscal 1998.

                           COMPENSATION OF DIRECTORS

Directors who are not officers or employees of the Corporation or one of its subsidiaries or members of the Executive and Nominating Committee receive an annual fee of $22,500. They also receive $1,000 for each meeting of the Board of Directors or of a committee of the Board of Directors (other than the Executive and Nominating Committee) they attend. The Chairman of each of the committees receive an additional $1,000 for each meeting of the committee they attend. Directors are reimbursed for travel and lodging expenses in connection with board and committee meetings.

Under the terms of the 1993 Restated Stock Option and Performance Award Plan, directors who are not officers or employees of the Corporation or one of its subsidiaries are automatically granted options to purchase 15,000 shares of the Corporation's common stock when first elected to serve on the Board of Directors and, in each year each director continues to serve as a member of the Board of Directors, options to purchase 1,000 shares of common stock on the third trading date following the later of (i) the date on which the annual meeting of the Corporation's stockholders, or any adjournment thereof, is held each year or (ii) the date on which the Corporation's earnings for the fiscal quarter immediately preceding the date of such annual meeting are released to the public.

The Corporation also maintains a Director's Retirement Plan that provides for the payment of retirement benefits to directors who have a minimum number of years of service, other than directors who are, or at any time subsequent to December 31, 1975 have been, officers of the Corporation or any affiliated corporation. Each qualifying director is entitled, at the later of retirement or age 60, to receive a monthly benefit for a period equal to his years of service or 15 years, whichever is less. Such monthly benefit is equal to one-twelfth (1/12) of the highest annual fee in effect for directors during such director's years of service on the Board of Directors.

One of the outside directors of the Corporation, Hyman H. Frankel, is presently a party to a consulting agreement with the Corporation which is terminable by either party on 30 days' prior written notice. Under the consulting agreement, the Corporation pays Dr. Frankel a monthly consulting fee of $7,500.

                    EMPLOYMENT AND INDEMNIFICATION AGREEMENTS

THE CORPORATION.

Abbey J. Butler and Melvyn J. Estrin, the Co-Chairmen and Co-Chief Executive Officers of the Corporation, each has an employment agreement with the Corporation dated as of February 27, 1995, and amended effective as of February 1, 1998. The agreements are each for a rolling three year term at a minimum annual base salary of $475,000, subject to periodic increases by the Corporation's Board of Directors. Mr. Butler and Mr. Estrin are also entitled to participate in the benefits generally available to senior executives of the Corporation, and are permitted to engage in activities with other companies, ventures or investments, provided that such activities do not unreasonably impede the performance of his duties for the Corporation, and to retain any compensation and other benefits he may receive in such capacity. If either Mr. Butler's or Mr. Estrin's employment with the Corporation is terminated "Without Just Cause" (as such term is defined in the agreements, including but not limited to in the event of a change of control of the Corporation), Mr. Butler or Mr. Estrin, as the case may be, will be entitled to receive a one-time lump sum payment equal to one hundred fifty percent (150%) times the full amount of his monthly base salary and cash bonus awards that otherwise would have been earned by him during the full term of his agreement, plus payment of certain allocated office overhead expenses, payment of premiums payable by the Corporation for life insurance policies applicable to Mr. Butler or Mr. Estrin, as the case may be, and certain tax adjustment payments in respect of any amounts that constitute excess parachute payments under federal tax laws. In addition, the Butler and Estrin employment agreements provide that if (i) any "person" (as such term is defined in Section 13(d) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of either (x) thirty-five percent (35%) of the outstanding shares of the Corporation's common stock or (y) securities of the Corporation representing thirty-five percent (35%) of the combined voting power of the Corporation's then outstanding voting securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease, at any time after the beginning of such period, for any reason to constitute a majority of the Board of Directors of the Corporation, unless each new director was nominated, or the election of such director was ratified, by at least two-thirds of the directors still in office who were directors at the beginning of such two-year period, then Mr. Butler or Mr. Estrin shall have the right to elect to treat such event as constituting a termination "Without Just Cause" under their respective employment agreements.

Edward L. Massman, the Senior Vice President and Chief Financial Officer of the Corporation, has an employment agreement with the Corporation dated as of November 7, 1996, and amended effective as of February 1, 1998. The agreement expires on January 31, 2000, subject to automatic renewal for successive one year terms unless the Corporation provides Mr. Massman with six months' prior notice of its intent not to renew. Under the agreement, Mr. Massman's minimum annual base salary is $300,000, plus a minimum annual bonus in the amount of $100,000 payable no later than November of each year. Mr. Massman is also entitled to participate in the benefits generally available to senior executives of the Corporation. If upon expiration, Mr. Massman's employment agreement is not renewed on terms at least as favorable as the terms and conditions of his existing agreement, or his employment with the Corporation is terminated "Without Cause" (as such term is defined in the agreement, including but not limited to in the event of a change of control of the Corporation), he would be entitled to receive a one-time lump sum payment equal to the full amount of his monthly base salary and cash bonus awards that otherwise would have been earned by him for a twenty-four month period, plus certain tax adjustment payments in respect of any amounts that constitute excess parachute payments under federal tax laws. In addition, under the agreement, in 1996 the Corporation paid Mr. Massman $300,000 and assigned to him a fifty percent (50%) interest in all amounts received by the Corporation from the proceeds of any sale of any assets of or its interests in Alumet Partnership, in respect of his agreement to be employed by the Corporation (and thereby forego additional compensation and severance benefits to which he was entitled under his Employment Agreement with FoxMeyer, which had been assumed by McKesson), and for coordinating the separation and relocation of the Corporation from FoxMeyer.

Robert H. Stone, the Vice President, General Counsel and Secretary of the Corporation, has an employment agreement with the Corporation dated as of November 12, 1996, and amended effective as of February 1, 1998. Under the agreement, which expires on January 31, 2000, Mr. Stone's minimum annual base salary is $200,000, and he is also entitled to participate in the benefits generally available to senior executives of the Corporation. If Mr. Stone's employment with the Corporation is terminated "Without Cause" (as such term is defined in the agreement), he would be entitled to receive, at his option
(i) a single lump sum severance payment equal to the amount of total compensation that would otherwise have been paid during the forthcoming nine months or (ii) monthly severance payments for a period of eighteen months.
In addition, under the agreement, in 1996 the Corporation paid Mr. Stone $75,000 in respect of his agreement to be employed by the Corporation and thereby forego additional compensation and severance benefits to which he was entitled under his Employment Agreement with FoxMeyer, which had been assumed by McKesson.

Grady E. Schleier, the Vice President and Treasurer of the Corporation, Scott E Peterson, the Vice President - Finance and Controller of the Corporation, and John G. Murray, the Vice President - Finance of the Corporation, each has an employment agreement with the Corporation that is substantively identical to the employment agreement described above between the Corporation and Mr. Stone. In addition, the Corporation has entered into an Indemnification Agreement with each of its executive officers.

Each executive officer has entered into an indemnification agreement with the Corporation dated as of October 23, 1997. Each agreement terminates upon the later of (i) ten years following the date that such officer ceases to serve in his capacity with the Corporation, any majority-owned subsidiary, other enterprise of the Corporation or an employee benefit plan or trust related thereto which such officer served at the Corporation's request and (ii) the final termination of any proceeding to which indemnification or advancement of expenses relates pursuant to such agreements. Under each indemnification agreement, the executive officer is entitled to indemnification for damages and expenses in any proceeding involving the Corporation (whether or not brought by or in the right of the Corporation) subject to certain conditions and limitations depending on the circumstances of the proceeding and conduct of such officer. In addition, each executive officer is entitled to be advanced expenses in connection with any such proceeding upon request by such executive officer and subject to certain conditions.

If there is a change of control (as defined in each indemnification agreement), upon the request of any executive officer in connection with any proceedings for which indemnification or advancement of expenses is provided, the Corporation is required to create a trust and fund such trust in an amount sufficient to cover any expenses (as determined by an independent counsel appointed in accordance with the terms of the indemnification agreement) incurred by such executive officer relating to such proceeding.

PHAR-MOR.

Mr. Butler and Mr. Estrin each has an employment agreement with Phar-Mor.
The agreements are each for a rolling three-year term commencing on October 1, 1997 and provide for Messrs. Butler and Estrin to serve as Co-Chief Executive Officers and Co-Chairmen of the Board. The initial annual base salary of each of Messrs. Butler and Estrin is $425,000, subject to annual increases of 8%. The agreements provide for an annual incentive bonus under a company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between Phar-Mor and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing in Phar-Mor's fiscal year ending June 30, 1998, with the exception that if the performance objectives are exceeded, such bonus will be increased to a level commensurate with the amount of bonuses payable to senior officers of Phar-Mor who are situated similarly to Messrs. Butler and Estrin. Each of Messrs. Butler and Estrin has also been granted options to purchase 200,000 shares of common stock of Phar-Mor at an exercise price of $6.84375 per share under the Phar-Mor Stock Incentive Plan.

Pursuant to their respective employment agreements, Messrs. Butler and Estrin are permitted to engage in activities (except certain activities that are competitive with Phar-Mor's business), in addition to serving as Co-Chief Executive Officers and Co-Chairmen of the Board, and pursue other investments (except ownership of more than a 10% interest in an entity that derives more than 50% of its gross revenues from the retail sale, at a discount, of pharmaceuticals, unless Messrs. Butler and Estrin or their respective immediate families owned or controlled, directly or indirectly, an ownership interest of at least 1% in the entity as of October 1, 1997). The agreements do not require Messrs. Butler and Estrin to provide services at Phar-Mor's principal locations.

The employment agreements with Messrs. Butler and Estrin also provide for long-term performance payouts to each of them, commencing with the three-year period ending September 30, 2000 and each third year thereafter during the term of the employment agreement, in an amount (subject to the offset referred to in the last sentence of this paragraph) equal to 1.5% of any excess of (i) the aggregate market value of the publicly-traded shares of common stock of Phar-Mor based on the average closing price for the thirty
(30)-day period ending on the last day of the subject period (less the sum of (a) the proceeds from the exercise during such period of any options or warrants plus (b) any cash or property consideration actually received by Phar-Mor during such period from the issuance of any shares of its common stock) over (ii) the aggregate market value of the publicly traded shares of common stock of Phar-Mor based on the average closing price for the thirty
(30)-day period ending on the last day of the immediately prior subject period (provided that for the first day of the period ending on September 30, 2000, such average closing price shall be deemed to be $6.84375 per share). One-half of the aggregate annual bonuses paid or payable in respect of the applicable three-year period will be offset against the long-term payout amount.

The employment agreements with Messrs. Butler and Estrin further provide for various employee benefits and perquisites, including but not limited to payment, on a tax reimbursed, "grossed-up" basis, for a $1.5 million whole life insurance policy on Messrs. Butler and Estrin's lives or, at the election of either of them, a term policy requiring an equivalent premium; disability insurance adequate to pay Messrs. Butler and Estrin 60% of their respective base salaries until age 75; reimbursement of all medical, hospitalization and dental costs for Messrs. Butler and Estrin and their families; the use of a car owned or leased by Phar-Mor and the provision of other transportation for Messrs. Butler's and Estrin's travel requirements such as the lease of an aircraft; and business expenses at locations other than Phar-Mor's headquarters.

Each of the agreements with Messrs. Butler and Estrin provides that, if it is terminated without cause (as defined in each agreement), such officer will be entitled to the present value of his base salary, discounted at 5%, for the remaining contract term, annual and long-term incentive payments payable for the remainder of the term, all compensation, benefits, stock options, health and disability benefits accruing under the agreement for the remainder of the term (or, at their option, the value of such stock options determined in accordance with "Black Scholes Formula"), tax reimbursement in respect of any termination payments that constitute excess parachute payments under Federal income tax laws, and the accelerated vesting (and extended post-termination exercise periods) of all stock options. Under each agreement, termination with cause by Phar-Mor is limited to the entry of a felony conviction, voluntary resignation, death, or permanent disability (as defined in each agreement).

                          COMPENSATION COMMITTEE INTERLOCKS
                              AND INSIDER PARTICIPATION

The Finance and Personnel Committee (the "Finance Committee") of the Corporation's Board of Directors performs the functions of a compensation committee. The Finance Committee is comprised of three directors: Mr. John L. Wineapple, who is the Chairman, and Messrs. Fred S. Katz and William A. Lemer. Mr. Katz also serves as Chairman and is a shareholder of the Board of Cyclone. Abbey J. Butler, is the Co-Chairman and Co-Chief Executive Officer of the Corporation and of a subsidiary of the Corporation, M&A, and is also a director of Cyclone.

In March 1995, M&A invested $700,000 in Cyclone in exchange for a promissory note and a warrant to purchase 218,750 shares of common stock of Cyclone. In October 1997, as part of a recapitalization of Cyclone, (i) M&A converted its note and warrant into 883,638 shares of Cyclone common stock and (ii) Mr. Katz converted his note, warrant and common stock into a total of 355,558 shares of Cyclone common stock. In addition, immediately before the recapitalization, First Taconic, of which Mr. Katz is the Chairman and Mr. Wineapple is a consultant, acquired another investor's note and common stock for $450,000 and converted them into 495,117 shares of Cyclone common stock. In connection with M&A's original investment in Cyclone in 1995, Mr. Katz and Bradford G. Corbett, who are shareholders of Cyclone, agreed to transfer 175,000 shares of his or their Cyclone shares to M&A and, so long as M&A owns such shares, to nominate and support a designated representative of M&A to sit on Cyclone's Board of Directors. As part of the October 1997 recapitalization, the obligation to deliver these shares was deemed satisfied.

                  REPORT OF THE FINANCE AND PERSONNEL COMMITTEE

The Finance Committee is comprised of three directors: Mr. John L. Wineapple, who is the Chairman, and Messrs. Fred S. Katz and William A. Lemer.

EXECUTIVE COMPENSATION

Compensation for the Corporation's executive officers is comprised of base salary, annual performance incentive payments, long-term incentive awards, stock option grants, and employee health and welfare benefits. Executive officers are also eligible to receive discretionary bonuses as an incentive for superior performance. The goals of the Corporation's executive compensation policy are to motivate and reward its executive officers for overseeing and managing the Corporation's operations and investments, contributing towards long-term strategic planning and improving long-term stockholder value, and to attract and retain high-quality executive talent.

The Finance Committee's philosophy regarding executive compensation also recognizes the unique factors applicable to the roles of the Corporation's executive officers in the future success of the Corporation. In particular, the Finance Committee recognizes that the Corporation's executive officers have extensive and critical knowledge of the Corporation's history and operations that would be impossible to re-create and that, absent their continued employment by the Corporation, it would be extremely difficult for the Corporation to continue to move forward on its most critical strategies and initiatives, including but not limited to the following matters:

     a. Prosecuting the litigation commenced by the Corporation against McKesson and numerous pharmaceutical manufacturers, which is currently pending in Texas State Court and is the subject of various other pending proceedings in Delaware;

     b. Providing assistance to the Chapter 7 Trustee of FoxMeyer and FoxMeyer Drug Company in connection with the investigation and prosecution of lawsuits against persons and entities that significantly harmed the FoxMeyer entities, which lawsuits and actions are critically important to the Corporation because it holds a 30% interest in the proceeds of the lawsuits and has pledged such interest as collateral to secure the Corporation's $8 million obligation to the Trustee;

     c. Providing assistance in defending the Corporation in the consolidated class action shareholder lawsuits pending in federal and state court in Dallas, which relate to actions of the Corporation that occurred in 1995 and 1996; and

     d.   Maximizing the Corporation's return on its investments.

The Finance Committee also reviewed and considered the role of each of the Corporation's executive officers in a number of specific transactions that were consummated during fiscal 1998. These items included (i) negotiating and entering into a definitive agreement with National Steel Corporation in November 1997, under which the Corporation received a $59 million cash payment and would receive an additional $10 million payment over the course of the next year, plus a release of various environmental and other previously indemnified liabilities, (ii) negotiating and entering into a settlement agreement with the Chapter 7 Trustee of FoxMeyer, under which the Corporation settled all of its obligations arising out of the dividend of certain assets by FoxMeyer to the Corporation in June 1996 and which was approved by the Federal Bankruptcy Court and closed in October 1997, and (iii) acquiring 3,750,000 shares of Phar-Mor from Hamilton Morgan in September 1997.

Based on all of the foregoing factors, the Finance Committee determined the appropriate compensation levels for each of the Corporation's executive officers with respect to both increases in base salary, which were reflected in amendments to the executive officers' employment agreements executed near the end of fiscal 1998, and discretionary bonus awards during fiscal year 1998.

CO-CHIEF EXECUTIVE OFFICERS

The Finance Committee makes decisions with respect to the compensation of Abbey J. Butler and Melvyn J. Estrin, the Co-Chief Executive Officers of the Corporation. During fiscal 1998, in accordance with their respective employment agreements with the Corporation (see above), the Corporation initially paid each of Messrs. Butler and Estrin a salary based on an annual rate of $350,000. This base salary was approved by the Board of Directors in January 1995, based upon the recommendation of the then-existing Personnel and Compensation Committee. Effective as of February 1, 1998, the Finance Committee approved amendments to the employment agreements with Messrs. Butler and Estrin that included, among other things, an increase in each of their base salaries to an annual rate of $475,000. Messrs. Butler and Estrin were also awarded bonuses as determined by the Finance Committee based on the factors set forth above.

Section 162(m) of the Code limits the deductibility on the Corporation's tax return of compensation over $1 million to any of its named executive officers unless, in general, the compensation is paid pursuant to a plan that is performance related, non-discriminatory and has been approved by shareholders. Because the compensation of certain executive officers of the Corporation exceeded $1 million in fiscal 1998, the provisions of Section 162(m) will likely limit the deductibility of such compensation. In addition, the Corporation and each of Messrs. Butler, Estrin and Massman have entered into amendments to their respective employment agreements that contain certain severance provisions applicable in the event of a change of control of the Corporation. To the extent benefits received by Messrs. Butler, Estrin or Massman pursuant to such severance provisions equal or exceed 300% of his average annual taxable compensation (as defined in the applicable regulations), the full amount of such excess ("parachute payments") will not be deductible by the Corporation and the amount of the parachute payments will reduce the $1 million limit under Section 162(m).

                              JOHN L. WINEAPPLE (CHAIRMAN)
                              FRED S. KATZ
                              WILLIAM A. LEMER

The foregoing report is not incorporated by reference in any prior or future filings of the Corporation under the Securities Act or under the Exchange Act directly or by reference to the incorporation of proxy statements of the Corporation, unless the Corporation specifically incorporates the report by reference, and the report shall not otherwise be deemed filed under such Acts.

                             PERFORMANCE GRAPH

In its 1997 fiscal year, the Corporation determined that it would not be appropriate to continue to compare the performance of the Corporation's common stock with the same peer companies used in prior years and that it would be more appropriate to compare the performance of the Corporation's common stock with the Standard & Poor's SmallCap 600 Index. This index is a market-value weighted index consisting of 600 domestic stocks chosen for market size, liquidity and industry group representation. Consistent with its Proxy Statement for its 1997 fiscal year, the following graph compares the performance of the Corporation's common stock, the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Index for the Corporation's last five fiscal years. The graph assumes that the value of the investment in the Corporation's common stock and in each index was $100 on April 1, 1993, and that all dividends were reinvested.

                                   [GRAPHIC]

                                       FISCAL YEAR ENDED MARCH 31,
                             -----------------------------------------------
                    4/1/93    1994      1995      1996      1997      1998
----------------------------------------------------------------------------
 The Corporation    100.00    123.08    149.04    139.42      7.69     15.86

 S&P 500 Index      100.00    101.47    117.27    154.92    185.63    274.73

 S&P SmallCap 600   100.00    108.65    114.38    150.05    162.64    240.19

The foregoing graph is not incorporated in any prior or future filings of the Corporation under the Securities Act or the Exchange Act, directly or by reference to the incorporation of proxy statements of the Corporation, unless the Corporation specifically incorporates the graph by reference, and the graph shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 19, 1998 with respect to the beneficial ownership of the Corporation's common stock by (i) persons believed by the Corporation to be the beneficial owners of more than 5% of the outstanding shares of the Corporation's common stock, (ii) all directors and nominees for election as directors of the Corporation, (iii) each of the named executive officers of the Corporation, and (iv) all directors and named executive officers as a group.

The number of shares of the Corporation's common stock beneficially owned by each individual set forth below is determined under rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares that an individual presently, or within 60 days of the date of June 29, 1998 (the date on which this report is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of the Corporation's common stock set forth in the following table.

                                            Number of Shares
                                          of the Corporation's         Percentage of
Name and Address (1)                          Common Stock           Outstanding Shares
of Beneficial Owner                        Beneficially Owned               (10)
---------------------------------------------------------------------------------------
The Centaur Group
c/o Centaur Partners IV                         1,504,055 (2)                9.17%
17 Battery Place, Suite 709
New York, New York  10004

Directors and Nominees for Directors
(including those who are also
Executive Officers):

  Abbey J. Butler                               2,632,028 (2)(3)            16.05%

  Melvyn J. Estrin                              2,635,784 (2)(4)            16.08%

  Ralph DellaCamera                                     0 (15)                (11)

  Hyman H. Frankel                                  8,000 (5)                 (11)

  Daniel Gropper                                        0 (15)                (11)

  Vincent Intrieri                                      0 (15)                (11)

  Fred S. Katz                                      8,000 (5)                 (11)

  William A. Lemer                                  8,000 (5)                 (11)

  Brian Miller                                          0 (15)                (11)

  Charles C. Pecarro                                8,000 (5)                 (11)

  John L. Wineapple                                13,000 (6)                 (11)

NAMED EXECUTIVE OFFICERS:

  Edward L. Massman                               185,333 (7)                1.13%

  Robert H. Stone                                  55,167 (8)                 (11)

  Grady E. Schleier                                53,333 (9)                 (11)

All Directors and Named Executive
Officers as a Group (14 persons)                4,102,590              25.02% (12)

  BEA Associates                                  712,000               4.34% (13)


                                            Number of Shares
                                          of the Corporation's         Percentage of
Name and Address (1)                          Common Stock           Outstanding Shares
of Beneficial Owner                        Beneficially Owned               (10)
---------------------------------------------------------------------------------------
  Dimensional Fund Advisors, Inc.                 697,393               4.25% (14)

  Elliott Associates, L.P., et al.              1,050,251               6.41% (15)

  National Intergroup, Inc. Retirement
  Program and Davenport, Inc. Pension Plan      1,361,500               8.30% (16)

  Phar-Mor, Inc.                                1,547,600               9.44% (17)

  United Equities Commodities Company, et al.   1,917,000              11.69% (18)

(1) The business address of each of the directors and executive officers listed above is c/o Avatex Corporation, 5910 North Central Expressway, Suite 1780, Dallas, Texas 75206.

(2) The Centaur Group is comprised of Messrs. Butler and Estrin, Centaur Partners IV, a New York general partnership ("Centaur IV"), Estrin Equities Limited Partnership, a Maryland limited partnership ("Estrin Equities"), and Butler Equities II, L.P., a Delaware limited partnership ("Butler Equities"). The general partners of Centaur IV are Estrin Equities and Butler Equities.
AB Acquisition Corp. is the sole general partner of Butler Equities, and Mr. Butler owns all of the outstanding capital stock of AB Acquisition Corp. HSG Acquisition Co. is the general partner, and Human Service Group, Inc. is the largest limited partner, of Estrin Equities, and Mr. Estrin owns all of the outstanding capital stock of HSG Acquisition Co. and Human Service Group, Inc.

The Centaur Group in the aggregate holds 1,504,055 shares of the Corporation's common stock, which are held directly by the persons and entities described above as follows: Centaur IV, 1,000 shares; Mr. Butler, 1,185,600 shares; Mr. Estrin, 310,455 shares (including 18,080 shares held in two trusts for which Mr. Estrin is a co-trustee, the beneficial ownership of which he disclaims), and Estrin Equities, 7,000 shares. Pursuant to the terms of the Centaur IV partnership agreement, neither Estrin Equities nor Butler Equities may acquire or dispose of shares of the Corporation's common stock without the consent of Centaur IV. In addition, pursuant to the Centaur IV partnership agreement, Estrin Equities and Butler Equities must vote all shares of the Corporation's common stock owned by each such entity as directed by Centaur IV. Accordingly, Centaur IV, which directly holds 1,000 shares, may be deemed to share the power to direct the voting and disposition of the 7,000 shares held by Estrin Equities.

Estrin Equities has designated Mr. Estrin and Butler Equities has designated Mr. Butler to act as a "Coordinating Person" pursuant to the Centaur IV partnership agreement. Messrs. Estrin and Butler, acting together, manage the affairs of Centaur IV and have the authority to make all decisions concerning Centaur IV's interest in the Corporation's common stock.

Estrin Equities disclaims beneficial ownership of the shares of the Corporation's common stock owned by Mr. Butler individually, and Butler Equities disclaims beneficial ownership of the shares of the Corporation's common stock owned by Estrin Equities and Mr. Estrin individually.

(3) Includes (a) Mr. Butler's beneficial ownership of the Corporation's common stock through The Centaur Group and (b) options to purchase 1,127,973 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(4) Includes (a) Mr. Estrin's beneficial ownership of the Corporation's common stock through The Centaur Group, (b) 3,756 shares of the Corporation's common stock through his prior participation in the FoxMeyer 401(k) Plan, and
(c) options to purchase 1,127,973 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(5) Mr. Frankel, Mr. Katz, Mr. Lemer and Mr. Pecarro each holds options to purchase 8,000 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(6) Mr. Wineapple owns 5,000 shares of the Corporation's common stock and holds options to purchase 8,000 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(7) Mr. Massman holds options to purchase 185,333 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(8) Mr. Stone holds options to purchase 55,167 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(9) Mr. Schleier holds options to purchase 53,333 shares of the Corporation's common stock that are exercisable within 60 days of the Due Date.

(10) Percentages are based on a total of 16,396,154 shares of the Corporation's common stock, which consists of 13,806,375 shares outstanding as of June 19, 1998, plus 2,589,779 shares underlying options that are exercisable within 60 days of the Due Date held by all directors and named executive officers of the Corporation as a group under the Corporation's 1993 Stock Option Plan.

(11)  Indicates less than 1%.

(12) Includes (a) 1,504,055 shares of the Corporation's common stock owned by members of The Centaur Group, (b) 8,756 additional shares of the Corporation's common stock owned by directors and the named executive officers of the Corporation, and (c) 2,589,779 shares of the Corporation's common stock underlying options that are exercisable within 60 days of the Due Date held by directors and the named executive officers of the Corporation.

(13) BEA Associates provided information regarding its stock ownership in the Corporation by filing a Schedule 13G on February 3, 1998, which stated that it beneficially owned 5.16% of the Corporation's outstanding common stock (exclusive of shares underlying options that are exercisable within 60 days of the Due Date held by directors and named executive officers of the Corporation). The stated address of BEA Associates was 153 East 53rd Street, New York, New York 10022.

(14) Dimensional Fund Advisors, Inc. provided information regarding its stock ownership in the Corporation by filing a Schedule 13G on February 12, 1997, which stated that it beneficially owned 5.05% of the Corporation's outstanding common stock (exclusive of shares underlying options that are exercisable within 60 days of the Due Date held by directors and named executive officers of the Corporation). The stated address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(15) Elliott Associates, L.P. and Westport International, L.P. (collectively, "Elliott") provided information regarding their stock ownership in the Corporation most recently by filing an Amendment No. 3 to
Schedule 13D on June 16, 1998, which stated that they beneficially owned 7.49% of the Corporation's outstanding common stock (including 111,637 shares of convertible preferred stock that are allegedly convertible into 216,351 shares of the Corporation's common stock, but exclusive of shares underlying options that are exercisable within 60 days of the Due Date held by directors and named executive officers of the Corporation). Elliott has stated in filings with the Commission that Elliott also owns 1,209,410 shares of the Corporation's Series A preferred stock, that Paul E. Singer ("Singer") and Braxton Associates, L.P., which is controlled by Singer, are the general partners of Elliott Associates, L.P., and that Hambledon, Inc. is the sole general partner of Westport International, L.P. The stated address of Elliott is 712 Fifth Avenue, 36th Floor, New York, New York 10019. In addition, Messrs. DellaCamera, Gropper, Intrieri and Miller, who are directors of the Corporation, are employees of Stonington, which is controlled by Singer.

(16) The Corporation believes that the National Intergroup, Inc. Retirement Program and the Davenport, Inc. Pension Plan beneficially own 1,361,500 shares of the Corporation's common stock.

(17) Phar-Mor provided information regarding its stock ownership in the Corporation most recently by filing an Amendment No. 3 to Schedule 13D on June 16, 1998, which stated that it beneficially owned 11.2% of the outstanding common stock of the Corporation (exclusive of shares underlying options that are exercisable within 60 days of the Due Date held by directors and named executive officers of the Corporation). The stated address of Phar-Mor was c/o Morris F. DeFeo, Jr., Swidler & Berlin, Chartered, 3000 K Street, N.W., Washington D.C. 20007.

(18) United Equities Commodities Company ("United Equities"), Momar Corporation ("Momar") and Moses Marx (collectively, "United") provided information regarding their stock ownership in the Corporation most recently by filing an Amendment to Schedule 13D on July 30, 1997, at which time they stated that they beneficially owned 14% of the Corporation's outstanding common stock (exclusive of shares underlying options that are exercisable within 60 days of the Due Date held by directors and the named executive officers of the Corporation). United has also stated in filings with the Commission that they beneficially owned 10% of the Corporation's Series A preferred stock and 30% of the Corporation's convertible preferred stock, the latter of which is convertible into the Corporation's common stock, and that Mr. Moses Marx, as a result of his position with and ownership interest in United Equities and Momar could be deemed to have voting and/or investment power with respect to shares of the Corporation beneficially owned by United
Equities and Momar.   The stated address of United was c/o James E. Spiotto,
Chapman & Cutler, 111 West Monroe Street, Chicago, Illinois 60603. As of July 30, 1997, United's filings with the Commission reflected that it owned 1,917,000 shares of the Corporation's common stock, 438,000 shares of its Series A preferred stock and 200,900 shares of its convertible preferred stock. Although United has not filed any subsequent amendments to its
Schedule 13D filings to reflect any increase in holdings of the Corporation's common and preferred stock, the Corporation received certain Written Consents dated April 20, 1998 (the "Consents") executed by Cede & Co., the nominee of The Depository Trust Company ("DTC"). The Consents stated that DTC was informed that United beneficially owned 1,917,000 shares of the Corporation's common stock, 852,900 shares of the Series A preferred stock and 204,300 shares of the convertible preferred stock.

In addition to the beneficial owners listed above, Warburg, Pincus Counsellors, Inc. previously provided information regarding its stock ownership in the Corporation by filing a Schedule 13G dated January 22, 1996, at which time it stated that it owned 7.41% of the Corporation's outstanding common stock. Based on conversations with Warburg, Pincus Counsellors, Inc., the Corporation does not believe that such entity currently owns any of the Corporation's common stock, although it has not filed an amendment to a previously filed Schedule 13G to reflect disposition of such common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With respect to Hyman H. Frankel, PhD., who is a director of the Corporation, see "COMPENSATION OF DIRECTORS" above.

With respect to Fred S. Katz and John H. Wineapple, who are directors of the Corporation, see "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION" above.

Ralph DellaCamera, Daniel Gropper, Vincent Intrieri and Brian Miller, who are directors of the Corporation, are plaintiffs in a lawsuit against the Corporation. See Item 3: "Preferred Stockholder Litigation" above. Messrs. DellaCamera, Gropper, Intrieri and Miller have also identified themselves as "associated" with Elliott, which is a plaintiff in a separate lawsuit against the Corporation, Xetava Corporation and the Corporation's directors other than Messrs. DellaCamera, Gropper, Intrieri and Miller.

The Corporation, through a number of wholly-owned subsidiaries (the "Development Subsidiaries"), engages in the buying, holding, operating and disposing of real estate, notes secured by real estate and other similar investments. These activities are typically conducted through limited partnerships (the "Partnerships") in which one of the Development Subsidiaries holds a general partner's interest. The other partner in each of the Partnerships is an affiliate of The Bernstein Companies, a real estate development firm based in Washington, D.C. Melvyn J. Estrin, Co-Chairman and the Co-Chief Executive Officer of the Corporation, is a director of each of the Development Subsidiaries. Mr. Estrin is the brother of Wilma E. Bernstein and the brother-in-law of Stuart A. Bernstein, owners of The Bernstein Companies. As of March 31, 1998, the Development Subsidiaries continued to have approximately $4.8 million invested in the remaining Partnerships, and $200,000 was invested in one non-real estate venture affiliated with The Bernstein Companies.

On March 31, 1998, one of the Development Subsidiaries, National Intergroup Realty Arlington, Inc. ("NIRA"), sold its general partnership interest in one of the Partnerships to Bernstein Millbank, Inc. ("BMI"), the other general partner in the Partnership. The total consideration received by NIRA for the sale was $1,800,000, of which $450,000 was paid in cash and $1,350,000 was evidenced by a secured promissory note which was paid on June 1, 1998. The transaction was approved by the Board of Directors of NIRA and approved by the Corporation, in its capacity as the sole shareholder of NIRA.

In May 1997, seven entities purchased a total of $3.5 million of partnership interests of JeffPro Investors I L.P. These entities included M&A, two designees of Mr. Butler or Mr. Estrin and two parties related to, or referred by, Messrs. Butler or Estrin. Of the total amount invested, M&A's share was approximately 4.3%, the designees' share was approximately 4.3%, and the related parties' share was approximately 5.7%.

In October 1997, as part of a recapitalization of Cyclone, M&A converted its note and warrants into 883,638 shares of Cyclone common stock. In September 1997, Abbey J. Butler, and Melvyn J. Estrin and Suellen Estrin, as tenants by the entirety, acquired a third party investor's Cyclone shares for $150,000, which shares were converted into 324,000 shares of Cyclone common stock as part of the recapitalization.

In December 1997, 28 persons and entities purchased a total of $5.9 million of Series B Preferred Stock of CareTech. These persons and entities included the Corporation; six of its officers, Abbey J. Butler, Melvyn J. Estrin, Edward L. Massman, John G. Murray, Grady E. Schleier and Robert H. Stone; seven additional parties related to, or referred to by, Abbey J. Butler, Melvyn J. Estrin or Edward L. Massman and various other unaffiliated investors. Of the total amount invested, the Corporation's share was approximately 21.8%, the officers' share was approximately 5.6%, and the related parties' share was approximately 6.5%. The largest share invested by an officer of the Corporation was approximately 1.7% of the total amount invested.

In December 1997 and January 1998, NII Health Care Corporation, a wholly owned subsidiary of the Corporation, purchased a total of 372,000 shares of Carson Class A common stock in the open market for $2.6 million. Messrs. Butler and Estrin are directors of Carson. At the time of such purchases, Messrs. Butler and Estrin each held outside director stock options to purchase 5,000 shares of Carson Class A common stock and owned 2,710 shares of outside director restricted shares of Carson Class A common stock and 11,541 shares of Carson Class C common stock.

In January 1998, the Corporation purchased a total of 500,000 shares of common stock of Imagyn in the open market for $1.1 million. Messrs. Butler and Estrin are directors of Imagyn. At the time of such purchases, (a) Mr. Butler held outside director stock options to purchase 22,500 shares of Imagyn common stock and owned 50,000 shares of Imagyn common stock, and (b) Mr. Estrin held outside director stock options to purchase 22,500 shares of Imagyn common stock and Human Service Group, Inc., a corporation wholly owned by Mr. Estrin, owned 25,000 shares of Imagyn common stock.

In March 1998, 13 persons and entities purchased (or committed to purchase) a total of $2.2 million of Series A membership interests in Chemlink Acquisition Company, LLC, which in turn purchased a membership interest in Chemlink Laboratories, LLC. These persons and entities included the Corporation; Phar-Mor; three of the Corporation's officers, Abbey J. Butler, Melvyn J. Estrin and Edward L. Massman (and/or their designees); one non-officer director of the Corporation, Charles C. Pecarro; and five additional parties related to, or referred to by, Abbey J. Butler or Melvyn
J. Estrin. Of the total amount invested, the Corporation's share was approximately 35.8%, Phar-Mor's share was approximately 35.8%, the officers/designees' share was approximately 14.8%, the non-officer director's share was approximately 1.1%, and the related parties' share was approximately 12.5%. The largest share invested by a Corporation officer or director (or his designee) was approximately 6.8% of the total amount invested.

In April 1998, 13 persons and entities purchased (or committed to purchase) a total of $3 million of Series B Preferred Stock and warrants to purchase Series B Preferred Stock of RAS Holding Corp. These persons and entities included the Corporation; a wholly-owned subsidiary of Phar-Mor, Cabot Noble, Inc. ("Cabot Noble"); all of the Corporation's executive officers and its Director of Accounting (and/or their designees); one non-officer director of the Corporation, Charles C. Pecarro; and two additional parties related to, or referred to by, Abbey J. Butler or Melvyn J. Estrin. Of the total amount invested, the Corporation's share was approximately 46.7%, Cabot Noble's share was 25%, the officers/designees' share was 19.8%, the non-officer director's share was 1% and the related parties' share was approximately 7.5%. The largest share invested by an officer or director of the Corporation (or his designee) was 5% of the total amount invested.

In April 1998, the Corporation and Cabot Noble each purchased $1.25 million of preferred stock of HPD Holdings Corp. ("HPD") in connection with the acquisition by a HPD subsidiary of certain of the assets of Block Drug Company, Inc. ("Block") used in or related to the manufacture, sale or distribution of Block's household product lines. In addition, the Corporation and Cabot Noble each acquired 2.5% of the common stock of HPD as part of the transaction. The largest shareholder of HPD is HPD Partners, LP, a Delaware limited partnership and Abbey J. Butler and Melvyn J. Estrin are limited partners of HPD Partners, LP.

On December 9, 1997, the Corporation advanced a short-term loan to each of Messrs. Butler and Estrin. The loan to Mr. Butler was in the amount of $100,000, and the loan to Mr. Estrin was in the amount of $350,000. Both loans were paid in full, plus interest at the rate of 8% per year, on or before December 31, 1997.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    FINANCIAL STATEMENTS

               Reference is made to the listing on page 72 of all financial statements filed as part of this report.

        (2)    FINANCIAL STATEMENT SCHEDULES

               Reference is made to the listing on page 72 of all financial statement schedules filed as part of this report.

        (3)    EXHIBITS

               Reference is made to the Exhibit Index beginning on page 81 for a list of all exhibits filed as part of this report.

     (b)       REPORTS ON FORM 8-K

               During the three months ended March 31, 1998, no Current Reports on Form 8-K were filed.

               The Corporation filed a Current Report on Form 8-K on April 15, 1998 which announced the proposed merger of the Corporation with and into its wholly owned subsidiary, Xetava Corporation.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Avatex Corporation


                                       By  /s/ Edward L. Massman
                                           -----------------------------------
                                           Edward L. Massman
June 24, 1998                              Senior Vice President and
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:


 /s/ Abbey J. Butler
-------------------------
 Abbey J. Butler           Co-Chairman of the Board and
                             Co-Chief Executive Officer           June 24, 1998

 /s/ Melvyn J. Estrin
-------------------------
 Melvyn J. Estrin          Co-Chairman of the Board and
                             Co-Chief Executive Officer           June 24, 1998


 /s/ Edward L. Massman
-------------------------
 Edward L. Massman         Senior Vice President and Chief
                             Financial Officer                    June 24, 1998
                             (Principal Financial Officer)


 /s/ Scott E Peterson
-------------------------
 Scott E Peterson          Vice President Finance and Controller
                              (Principal Accounting Officer)      June 24, 1998


 ADDITIONAL DIRECTORS:


 /s/ Hyman H. Frankel
-------------------------
 Hyman H. Frankel          Director                               June 24, 1998


 /s/ Fred S. Katz
-------------------------
 Fred S. Katz              Director                               June 24, 1998


 /s/ William A. Lemer
-------------------------
 William A. Lemer          Director                               June 24, 1998


 /s/ Charles C. Pecarro
-------------------------
 Charles C. Pecarro        Director                               June 24, 1998


 /s/ John L. Wineapple
-------------------------
 John L. Wineapple         Director                               June 24, 1998

ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                      AVATEX CORPORATION AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Avatex Corporation and subsidiaries are included in Item 14(a)(1):

                                                                                            Page No. in
                                                                                             Form 10-K
                                                                                           -------------
Independent Auditors' Report                                                                     20

Consolidated Statements of Operations - For the Three Years Ended March 31, 1998                 21

Consolidated Statements of Comprehensive Loss - For the Three Years Ended March 31, 1998         22

Consolidated Balance Sheets - March 31, 1998 and 1997                                            23

Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended
   March 31, 1998                                                                                24

Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 1998                 25

Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 1998            26

The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):

                                                                                            Page No. in
                                                                                             Form 10-K
                                                                                           -------------
Schedule I - Condensed Financial Information of Registrant                                       73

Schedule II - Valuation and Qualifying Accounts                                                  78

Schedule III - Real Estate and Accumulated Depreciation                                          79

Independent Auditors' Consent                                                                    80

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

In accordance with Regulation S-X, audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate) for the fiscal year ending June 27, 1998 will be filed as an amendment to the Corporation's Form 10-K within 90 days of Phar-Mor, Inc.'s fiscal year end.

             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        AVATEX CORPORATION (PARENT COMPANY)
              CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                        For the years ended March 31,
(in thousands of dollars)                                           1998           1997           1996
-----------------------------------------------------------------------------------------------------------
OPERATING COSTS
    Administrative and general expenses                            $  7,317     $    5,792      $   8,585
    Depreciation and amortization                                        41              8            -
    Unusual items                                                    26,096            -              -
-----------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                      (33,454)        (5,800)        (8,585)
OTHER INCOME (EXPENSE)                                              (12,310)        24,740         16,216
FINANCING COSTS
    Interest income                                                   1,598            788            947
    Interest expense                                                  2,108          3,173          3,695
-----------------------------------------------------------------------------------------------------------
Financing costs, net                                                    510          2,385          2,748
-----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL
    STEEL CORPORATION, EQUITY IN INCOME (LOSS) OF SUBSIDIARIES
    AND AFFILIATES AND INCOME TAX PROVISION (BENEFIT)               (46,274)        16,555          4,883
NATIONAL STEEL CORPORATION
    National Steel Corporation net preferred dividend income          5,854          9,620          3,329
    Loss on National Steel Corporation settlement                   (59,038)           -              -
Equity in income (loss) of subsidiaries and affiliates               18,199         (8,556)        (3,064)
-----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
    TAX PROVISION (BENEFIT)                                         (81,259)        17,619          5,148
Income tax provision (benefit)                                          (40)        29,863            -
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        (81,219)       (12,244)         5,148
DISCONTINUED OPERATIONS
    Equity in loss from discontinued operations                         -          (21,057)       (61,728)
    Equity in gain (loss) on disposal of discontinued operations      3,719          8,417         (7,081)
    Loss on disposal of discontinued operations                         -         (254,472)           -
-----------------------------------------------------------------------------------------------------------
NET LOSS                                                            (77,500)      (279,356)       (63,661)
Other comprehensive income (loss), net of tax
    Foreign currency translation adjustment                             -               59            -
    Reclassification adjustment for losses included in net loss         -               21            -
    Equity in foreign currency translation adjustment                   -              (42)           (40)
-----------------------------------------------------------------------------------------------------------
        Net foreign currency translation adjustment                     -               38            (40)
-----------------------------------------------------------------------------------------------------------
    Unrealized gains on securities                                       19            -              -
    Equity in unrealized gains (losses) on securities                 1,149             17         (2,391)
-----------------------------------------------------------------------------------------------------------
        Net unrealized gains (losses)                                 1,168             17         (2,391)
-----------------------------------------------------------------------------------------------------------
    Minimum pension liability adjustment                             (6,187)        (8,897)        10,794
    Loss on plan termination from National Steel
        Corporation settlement included in net loss                  79,718            -              -
-----------------------------------------------------------------------------------------------------------
        Net minimum pension liability adjustment                     73,531         (8,897)        10,794
-----------------------------------------------------------------------------------------------------------
           Total other comprehensive income (loss)                   74,699         (8,842)         8,363
-----------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                 $ (2,801)    $ (288,198)     $ (55,298)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AVATEX CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          March 31,
(in thousands of dollars)                                                           1998           1997
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and short-term investments                                             $   32,926    $      520
    Restricted cash and investments                                                    -          32,823
    Receivables, less allowance for possible losses of $11 in 1998                   9,701            36
    Other current assets                                                             3,532        15,185
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                46,159        48,564
INVESTMENT IN NATIONAL STEEL CORPORATION                                               -          44,961
INVESTMENT IN SUBSIDIARIES AND AFFILIATES                                           68,597        62,674
PROPERTY AND EQUIPMENT                                                                 196           186
    Less accumulated depreciation and amortization                                      49             8
-----------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                             147           178

OTHER ASSETS
    Deferred tax asset, net of valuation allowance                                     -             -
    Other assets                                                                    12,016         7,716
-----------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                  12,016         7,716
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $  126,919    $  164,093
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                            $    1,273    $    1,060
    Other accrued liabilities                                                        4,055         4,891
    Long-term debt due within one year                                                 -           2,500
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            5,328         8,451

INTERCOMPANY PAYABLES                                                               30,426        49,035
LONG-TERM DEBT                                                                       8,322        12,400
OTHER LONG-TERM LIABILITIES                                                          9,749        18,312

REDEEMABLE PREFERRED STOCK                                                         214,996       189,402

STOCKHOLDERS' DEFICIT
    Common stock $5.00 par value; authorized 50,000,000 shares; issued:
      13,806,375 shares in 1998 and 13,805,988 shares in 1997                       69,032        69,030
    Capital in excess of par value                                                 119,100       119,092
    Accumulated other comprehensive income (loss)                                    1,168        (73,531)
    Accumulated deficit                                                           (331,202)      (228,098)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                       (141,902)      (113,507)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  126,919    $  164,093
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        AVATEX CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended March 31,
(in thousands of dollars)                                                          1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $  (77,500)     $(279,356)    $  (63,661)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:
    Net preferred income from National Steel Corporation                            (5,854)        (9,620)        (3,329)
    Loss on National Steel Corporation settlement                                   59,038            -              -
    Equity in loss (income) of subsidiaries and affiliates                         (21,918)        21,196         71,873
    Deferred income tax provision                                                      -           29,863            -
    Other non-cash charges (credits)                                                (5,284)         2,018        (15,383)
    Loss (gain) on investments                                                      12,313        (26,435)           -
    Loss on disposal of discontinued operations                                        -          254,472            -
    Cash provided (used) by working capital items:
      Receivables and other current assets                                          35,368        (32,139)          (555)
      Accounts payable and accrued liabilities                                      (6,762)        (5,827)           (84)
    Net intercompany activity with subsidiaries                                      2,772         51,547         17,937
    Other                                                                               39             19           (520)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    (7,788)         5,738          6,278
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments, including subsidiaries and affiliates                 (12,571)           -          (29,329)
    Sale of affiliates and investments                                              59,675         37,442            -
    Dividends received from subsidiaries and affiliates                                -              -           10,000
    Purchase of property and equipment                                                 (10)          (186)           -
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    47,094         37,256        (19,329)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments on revolving credit facilities                                          -          (15,000)           -
    Proceeds from the issuance of long-term debt                                     8,000            -           20,000
    Repayment of long-term debt                                                    (14,900)        (5,100)           -
    Note payable to FoxMeyer Corporation                                               -              -            2,300
    Debt issuance costs                                                                -             (178)          (367)
    Purchase of treasury stock                                                         -          (16,726)           -
    Purchase of preferred stock                                                        -           (8,845)        (4,236)
    Dividends paid on redeemable preferred stock                                       -           (2,697)        (4,180)
    Exercise of stock options                                                          -            1,680          3,449
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (6,900)       (46,866)        16,966
--------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                          32,406         (3,872)         3,915
    Cash and short-term investments, beginning of year                                 520          4,392            477
--------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                     $  32,926         $  520       $  4,392
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        AVATEX CORPORATION (PARENT COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                      FOR THE THREE YEARS ENDED MARCH 31, 1998


NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The condensed financial statements of the registrant should be read in conjunction with the consolidated financial statements included in Item 8 contained herein. The notes for these condensed financial statements contain only the additional disclosure required for this schedule. In particular, see Note N to the consolidated financial statements concerning various pending claims and lawsuits involving the registrant.

The preparation of the condensed financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.

The Parent Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed in Note S to the consolidated financial statements.

Cash and Short-Term Investments: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in other instruments having a maturity of three months or less at the time of purchase and are recorded at cost. Cash and short-term investments of $32.8 million were restricted as to use by the Parent Company at March 31, 1997 in connection with the FoxMeyer Corporation ("FoxMeyer") bankruptcy filing.

Deferred Tax Asset: The Parent Company's deferred tax asset consists almost entirely of tax net operating loss carryforwards and liabilities which were not deductible for federal income tax purposes when accrued. The valuation allowance is equal to the deferred tax asset as the Parent Company believes it may not be able to realize its deferred tax asset.

Intercompany Payables: The intercompany payables between the Parent Company and its subsidiaries are generally not evidenced by notes and do not bear interest.

Unusual items: Unusual items consisted of a $33.3 million charge from the settlement of certain litigation with the FoxMeyer Bankruptcy Trustee, a gain of $1.6 million from the settlement of other litigation with insurance carriers related to environmental liabilities and a gain of $5.6 million related to the settlement or termination of certain pension and other postretirement liabilities.

Other income (expense): In 1998, other expense consisted of a loss of $12.9 million from the adjustment during the year in the carrying value of Imagyn Technologies, Inc. ("Imagyn") to its market value, partially offset by $0.6 million in gains on other investments. In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada Inc. partially offset by the write-off of the Parent Company's investment in Ben Franklin Retail Stores, Inc. ("Ben Franklin") of $2.0 million and $7.3 million in other losses (including a $6.2 million trading loss on Imagyn). In 1996, other income consisted of a gain of $19.6 million related to the settlement of certain unresolved issues in connection with the 1992 sale of The Permian Corporation and other contingencies partially offset by a $3.4 million write-down of the value of Ben Franklin.

NOTE B - DIVIDENDS RECEIVED

The Parent Company received a dividend of $105.9 million from FoxMeyer on June 19, 1996 consisting of marketable securities, certain subsidiaries of FoxMeyer and the forgiveness of a $30.0 million note receivable from the Parent Company plus any accrued interest thereon. The Parent Company received cash dividends of $10.0 million from FoxMeyer in the fiscal year ended March 31, 1996.

NOTE C - TAX SHARING PAYMENTS

Under the tax sharing agreements with its subsidiaries, the Parent Company received $1.7 million for the year ended March 31, 1996. No tax sharing payments were received for the two years ended March 31, 1998.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                     For the years ended March 31,
                                                                      1998        1997         1996
-----------------------------------------------------------------------------------------------------
Interest paid                                                      $  1,215    $  2,050     $  3,863
Income tax refund                                                       (40)          -            -
Non-cash transactions:
  Note received as part of National Steel Corporation
  Settlement                                                          9,442           -            -
  Ben Franklin common stock distributed as a dividend                     -           -       29,697
  Payment of dividends-in-kind on Series A Preferred Stock                -       4,354       15,319
  Cumulative dividends accrued but not paid                          23,101      10,806            -
  Dividend received from FoxMeyer                                         -     105,888            -
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       AVATEX CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

           COL A                               COL B                   COL C                COL D           COL E
---------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                          -----------------------------
                                                                            Charged to
                                             Balance at     Charged to        Other                        Balance
                                              Beginning      Costs and      Accounts-    Deductions-         at End
Description                                   of Period       Expenses       Describe       Describe      of Period
---------------------------------------------------------------------------------------------------------------------
                                                 Year Ended March 31, 1998

Allowance for possible losses on notes
  and accounts receivable                     $     539   $      9          $    -      $    521 (2)     $      27


                                                 Year Ended March 31, 1997

Allowance for possible losses on notes
  and accounts receivable                     $  23,540   $  3,906 (1)      $    -      $ 26,907 (1)     $     539
Reserve for inventory shrinkage                   5,036          -               -         5,036 (1)           -


                                                 Year Ended March 31, 1996

Allowance for possible losses on notes
  and accounts receivable                     $   6,510   $ 21,885 (1)      $    -      $  4,855 (1)     $  23,540
Allowance for possible losses on
     pre-bankruptcy receivable from
     Phar-Mor, Inc.                              62,795     (1,385)(1)           -        61,410 (1)           -
Reserve for inventory shrinkage                   1,934      4,444 (1)           -         1,342 (1)         5,036

Notes:
  (1) Principally relates to discontinued operations.
  (2) Principally the collection and write-off of receivables retained on the sale of discontinued operations.

              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        AVATEX CORPORATION AND SUBSIDIARIES
                                   March 31, 1998
                             (in thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------------
      COL A                  COL B             COL C                          COL D                           COL E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Cost capitalized                  Gross amount
                                           Initial cost                   subsequent                    at which carried
                                             to company                  to acquisition                at close of period
                                        -------------------------------------------------------------------------------------------
                             Encum-                 Buildings and                  Carrying             Buildings and
Description                 brances        Land      improvements   Improvements      costs     Land       improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Office building and
  hotel Annapolis MD.     $   5,209    $  1,079        $  3,402       $  1,029       $  -     $  1,079      $   4,431     $   5,510

Hotel Washington D.C.         7,714       4,000           2,310          2,935          -        4,000          5,245         9,245

Hotel Washington D.C.         2,170         552           1,001          3,591          -          552          4,592         5,144
                          ----------------------------------------------------------------------------------------------------------

Total                     $  15,093    $  5,631        $  6,713       $  7,555       $  -     $  5,631      $  14,268     $  19,899
                          ----------------------------------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------
       COL A                   COL F            COL G             COL H               COL I
-----------------------------------------------------------------------------------------------
                                                                                     Life on
                                                                                      which
                                                 Date                             depreciation
                            Accumulated           of              Date                 is
    Description             depreciation     construction       acquired            computed
-----------------------------------------------------------------------------------------------
Office building and                          Hotel - 1971
  hotel Annapolis MD.          $     588    Office - 1989     November 1993       5-39 years

Hotel Washington D.C.                629         1961          October 1994       5-20 years

Hotel Washington D.C.                  -         1955            May 1996      Under renovation
                               ----------
Total                          $  1,217
                               ----------
                               ----------

NOTES: The cost of land and buildings and improvements for federal income tax purposes is approximately $17.5 million.
          The amounts for buildings and improvements include amounts classified as construction in progress.

          Reconciliation of real estate and accumulated depreciation for each of the last three fiscal years ended March 31, 1998 is as follows:

                                                    Fiscal 1998                  Fiscal 1997                  Fiscal 1996
                                            ---------------------------------------------------------------------------------------
                                                           Accumulated                   Accumulated                   Accumulated
                                            Real estate   depreciation    Real estate   depreciation    Real estate   depreciation
                                            ---------------------------------------------------------------------------------------
Balance at beginning of period                $  18,667     $    727        $  18,172     $  1,023       $  15,260      $    336
  Acquisitions during period:
    Acquisitions other than through
      foreclosure                                 7,676            -            2,900            -               -           -
    Improvements                                  5,450            -            4,052            -           1,116           -
    Reclassification of asset held for
      sale to operating                               -            -                -            -           1,796           103
    Contribution of joint venture assets              -            -            4,000            -               -           -
  Depreciation                                        -          613                -          397               -           584
                                            ---------------------------------------------------------------------------------------
                                                 31,793        1,340           29,124        1,420          18,172         1,023
  Deductions during period:
    Cost of real estate sold                     11,894          123           10,457          693               -           -
                                            ---------------------------------------------------------------------------------------
Balance at end of period                      $  19,899     $  1,217        $  18,667     $    727       $  18,172      $  1,023
                                            ---------------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8 and No. 33-37531 on Form S-3 of Avatex Corporation of our report dated April 30, 1998, except the fourteenth paragraph of Note N and the last paragraph of Note T which are as of June 8, 1998, which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Corporation's ability to continue as a going concern, appearing in and incorporated by reference in this Annual Report on Form 10-K of Avatex Corporation for the year ended March 31, 1998.



Deloitte & Touche LLP
Dallas, Texas
June 26, 1998

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

3-E      By-laws of the Corporation.  (Filed as Exhibit 3-D to the Corporation's
         Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

3-F      Certificate of Ownership and Merger Merging CareStream Holdings, Inc.
         into FoxMeyer Health Corporation.  (Filed as Exhibit 3-E to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1997 and incorporated herein by reference.)

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

10-C     Amendment dated October 12, 1994 to the 1993 Stock Option and
         Performance Award Plan of the Corporation. (Filed as Exhibit 10-D to the Corporation's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1994 and incorporated herein by reference.)

10-D     Performance Incentive Plan of the Corporation, effective January 1,
         1997.  (Filed as Exhibit 10-W to the Corporation's Annual Report on Form
         10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)

10-E     Amendment No. 1 to the Performance Incentive Plan of the Corporation.
         (Filed as Exhibit 10-A to the Corporation's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1997 and incorporated herein by reference.)

10-F Avatex Corporation Employees' Savings and Profit Sharing Plan, effective as of April 1, 1997. (Filed as Exhibit 10-X to the Corporation's Annual
         Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)


10-G     Agreement, dated as of November 25, 1997, among the Corporation,
         National Steel Corporation, NKK Corporation and NKK U.S.A. Corporation.
         (Filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed December 5, 1997 and incorporated herein by reference.)

10-H     Employment Agreement, dated as of February 27, 1995, between the
         Corporation and Abbey J. Butler.  (Filed as Exhibit 10-AF to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1995 and incorporated herein by reference.)

10-I     Employment Agreement, dated as February 27, 1995, between the
         Corporation and Melvyn J. Estrin.  (Filed as Exhibit 10-AG to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1995 and incorporated herein by reference.)

10-J     Employment Agreement dated as of November 7, 1996 between the
         Corporation and Edward L. Massman.  (Filed as Exhibit 10-S to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1997 and incorporated herein by reference.)

10-K     Employment Agreement dated as of November 12, 1996 between the
         Corporation and Grady L. Schleier.  (Filed as Exhibit 10-T to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1997 and incorporated herein by reference.)

10-L     Employment Agreement dated as of November 12, 1996 between the
         Corporation and Robert H. Stone.  (Filed as Exhibit 10-U to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1997 and incorporated herein by reference.)

10-M     Employment Agreement dated as of November 20, 1996 between the
         Corporation and Scott E Peterson.  (Filed as Exhibit 10-V to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended March
         31, 1997 and incorporated herein by reference.)

10-N     Amendment to Employment Agreement between the Corporation and Abbey J.
         Butler, effective as of February 1, 1998. *

10-O     Amendment to Employment Agreement between the Corporation and Melvyn J.
         Estrin, effective as of February 1, 1998. *

10-P     Amendment to Employment Agreement between the Corporation and Edward L.
         Massman, effective as of February 1, 1998. *

10-Q Employment Agreement between the Corporation and John G. Murray, effective as of February 1, 1998. *

10-R     Amendment to Employment Agreement between the Corporation and Scott E
         Peterson, effective as of February 1, 1998. *

10-S     Amendment to Employment Agreement between the Corporation and Grady E.
         Schleier, effective as of February 1, 1998. *

10-T     Amendment to Employment Agreement between the Corporation and Robert H.
         Stone, effective as of February 1, 1998. *

10-U Amendment No. 2 to the Performance Incentive Plan of the Corporation, effective as of June 23, 1997. *

10-V Agreement and Plan of Merger, dated as of April 9, 1998, by and between the Corporation and Xetava Corporation. (Filed as Exhibit 2 to the
         Corporation's Current Report on Form 8-K filed April 15, 1998 and incorporated herein by reference.)


21       Subsidiaries of the Corporation.*

23       Consent of Independent Auditors is included in the List of Financial
         Statements and Financial Statement Schedules.

27       Financial Data Schedule.*

-------------------
*  Filed herewith