Form 10-Q
period 1998-06-30
AVATEX CORP
filed 1998-08-14
CIK 716644

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)




          DELAWARE                                              25-1425889
-----------------------------------------------------       -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


5910 N. Central Expressway, Suite 1780, Dallas, Texas              75206
-----------------------------------------------------       -------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


 Registrant's Telephone Number, Including Area Code             214-365-7450
                                                            -------------------


     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__     No _____.

Number of shares of Common Stock outstanding as of August  11, 1998: 13,806,375
                                                                    ------------

                         PART 1. FINANCIAL INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                               For the three months
                                                                                   ended June 30,
(in thousands, except per share amounts)                                         1998         1997
---------------------------------------------------------------------------------------------------
REVENUES                                                                       $ 2,576     $  3,163
OPERATING COSTS
 Operating costs, including general and administrative costs                     3,583        3,141
 Depreciation and amortization                                                     192          202
 Unusual item                                                                        -       33,292
---------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                  (1,199)     (33,472)
Other expense                                                                   (1,612)      (4,980)
Interest income                                                                    565          593
Interest expense                                                                   505        1,362
---------------------------------------------------------------------------------------------------
LOSS BEFORE NATIONAL STEEL CORPORATION, EQUITY IN INCOME OF
 AFFILIATES, INCOME TAX PROVISION AND MINORITY INTEREST                         (2,751)     (39,221)
National Steel Corporation net preferred dividend income                             -        2,258
Equity in income of affiliates                                                     256          318
---------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAX PROVISION AND MINORITY INTEREST                          (2,495)     (36,645)
Income tax provision                                                                18            -
---------------------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                                                   (2,513)     (36,645)
Minority interest in results of operations of consolidated subsidiaries             69          301
---------------------------------------------------------------------------------------------------
NET LOSS                                                                        (2,582)     (36,946)
Preferred stock dividends                                                        6,792        6,175
---------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                         $(9,374)    $(43,121)
---------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE                                               $ (0.68)    $  (3.12)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Average number of common shares outstanding                                     13,806       13,806
---------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                             $(3,827)    $(39,078)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                         June 30,     March 31,
(in thousands of dollars)                                  1998          1998
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and short-term investments                        $  30,085     $  34,193
 Receivables - net                                          7,991        11,783
 Other current assets                                       2,908         3,971
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       40,984        49,947

INVESTMENTS IN AFFILIATES                                  23,987        25,343

PROPERTY AND EQUIPMENT                                     27,228        20,657
 Less accumulated depreciation and amortization             1,795         1,630
-------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                 25,433        19,027

DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                  -             -
MISCELLANEOUS ASSETS                                       25,108        24,986
-------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 115,512     $ 119,303
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable                                       $   2,904     $   2,665
 Other accrued liabilities                                  4,396         6,169
 Long-term debt due within one year                           505           492
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   7,805         9,326
LONG-TERM DEBT                                             27,299        22,923
OTHER LONG-TERM LIABILITIES                                12,258        13,402
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                620           558
COMMITMENTS AND CONTINGENCIES                                   -             -
REDEEMABLE PREFERRED STOCK                                221,787       214,996
STOCKHOLDERS' DEFICIT
 Common stock $5.00 par value; authorized 50,000,000
   shares; issued: 13,806,375 shares                       69,032        69,032
 Capital in excess of par value                           119,100       119,100
 Accumulated other comprehensive income (loss)                (77)        1,168
 Accumulated deficit                                     (342,312)     (331,202)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                              (154,257)     (141,902)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 115,512     $ 119,303
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AVATEX CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                For the three months
                                                                                   ended June 30,
(in thousands of dollars)                                                        1998         1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(2,582)      $(36,946)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES:
 Minority interest in results of operations of consolidated subsidiaries           69            301
 Equity in income of affiliates                                                  (256)          (318)
 Depreciation and amortization                                                    192            202
 Net preferred income from National Steel Corporation                               -         (2,258)
 Unusual item                                                                       -         33,292
 Loss on investments                                                            1,678          4,991
 Other non-cash charges (credits)                                                (277)           431
 Cash provided (used) by working capital items, net of acquisitions:
   Receivables                                                                  3,927            183
   Other assets and restricted cash                                              (908)          (550)
   Accounts payable and accrued liabilities                                    (3,227)        (1,508)
----------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                          (1,384)        (2,180)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition, net of cash acquired                                                  -         (7,387)
 Purchase of property and equipment                                            (6,066)          (599)
 Purchase of investments                                                       (1,842)          (150)
 Proceeds from investments                                                      1,037            282
 Sale of property and equipment                                                     -             18
----------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                          (6,871)        (7,836)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of long-term debt                                   4,281          7,500
 Debt repayments                                                                 (127)          (190)
 Debt issuance costs                                                                -           (184)
 Dividends paid to minority interest                                               (7)             -
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,147          7,126
----------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                (4,108)        (2,890)
 Cash and short-term investments, beginning of period                          34,193          7,173
----------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $30,085       $  4,283
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

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

The accompanying condensed consolidated balance sheet of the Corporation as of June 30, 1998, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended June 30, 1998 and 1997, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1998, and should be read in conjunction with this quarterly report.

RESTRICTED CASH: Use of approximately $0.3 million of cash included in "Other current assets" at June 30, 1998 and March 31, 1998 was restricted in connection with real estate loans.

COMPREHENSIVE LOSS: The difference in comprehensive loss and net loss is due to unrealized losses on marketable securities for the three months ended June 30, 1998 and to an increase in the minimum pension liability adjustment for the three months ended June 30, 1997.

UNUSUAL ITEM: The unusual item charge for the three months ended June 30, 1997 related to the settlement of litigation between the Corporation and the Chapter 7 Bankruptcy Trustee (the "Trustee") of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries. The litigation concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: As of June 30, 1998, Phar-Mor had acquired 1,842,200 shares of the Corporation's common stock through open market transactions at a cost of approximately $4.5 million. The Corporation accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in the Corporation's common stock similar to treasury stock, with a charge to the accumulated deficit on June 30, 1998 of $1.7 million. The charge is equal to the Corporation's 38.4% ownership in the cost of its common stock held by Phar-Mor.

NOTE 2 - NET LOSS PER SHARE OF COMMON STOCK

The amounts used in the calculation of the net loss per share were as follows (amounts in thousands, except per share amounts):

                                                      For the three months ended
                                                                June 30,
                                                           1998          1997
-------------------------------------------------------------------------------
Net loss                                                 $(2,582)      $(36,946)
Deduct dividends on preferred shares                       6,792          6,175
-------------------------------------------------------------------------------
Loss applicable to common stockholders
     for BASIC earnings per share                         (9,374)       (43,121)
Effect of dilutive securities:
     Dividends on convertible preferred shares,
      unless anti-dilutive                                     -              -
-------------------------------------------------------------------------------
Loss applicable to common stockholders
     for DILUTED earnings per share                      $(9,374)      $(43,121)
-------------------------------------------------------------------------------

Shares
Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share          13,806         13,806
Conversion of preferred stock, unless anti-dilutive            -              -
Outstanding options, unless anti-dilutive                      -              -
-------------------------------------------------------------------------------
Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share        13,806         13,806
-------------------------------------------------------------------------------

Loss applicable to common stockholders
     Basic                                               $ (0.68)      $  (3.12)
     Diluted                                             $ (0.68)      $  (3.12)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Options to purchase approximately 3.9 million and 2.2 million shares were outstanding at June 30, 1998 and 1997, respectively. These options were not included in the computation of diluted earnings per share because the effect of including the options in the calculation would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

NOTE 3 - LONG-TERM DEBT

One of the Corporation's consolidated real estate partnerships borrowed $4.3 million during the quarter ended June 30, 1998, under a construction loan for the renovation of an office building into a hotel. The total balance outstanding under the loan is currently $6.5 million at an interest rate of 1.75% over LIBOR. The loan has been treated as long-term in the condensed consolidated balance sheet as the partnership has already secured permanent financing to replace the construction loan upon completion of the project.
In order to complete the project, the Corporation expects to contribute approximately $0.8 million in addition to the remaining $7.0 million of funds available under the construction loan.

NOTE 4 - CAPITAL STOCK

The Corporation has not declared or paid any dividends on its preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid if declared have been shown in the condensed consolidated statements of operations as if they had been declared, with a corresponding charge to the accumulated deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid were $5.7 million ($8.75 per share) and $34.3 million ($7.95 per share) on the convertible preferred stock and Series A preferred stock, respectively.

NOTE 5 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                           For the three months
                                                              ended June 30,
                                                           1998           1997
      -------------------------------------------------------------------------
      Interest paid                                       $  360         $  794
      Income taxes paid                                       67              -
      Non-cash transactions:
        Cumulative dividends in arrears accrued            6,105          5,584
      -------------------------------------------------------------------------
      -------------------------------------------------------------------------

The following supplemental information is provided for miscellaneous assets and other long-term liabilities (in thousands of dollars):

                                                      June 30,      March 31,
                                                        1998           1998
      ----------------------------------------------------------------------
      Miscellaneous assets:
        Prepaid pension cost                          $ 9,805        $ 9,440
        Securities available for sale                   5,967          7,212
        Other investments, at cost                      6,989          6,028
        Other                                           2,347          2,306
      ----------------------------------------------------------------------
             Total                                    $25,108        $24,986
      ----------------------------------------------------------------------
      ----------------------------------------------------------------------

      Other long-term liabilities:
        Pension and postretirement benefits           $ 5,233        $ 5,290
        Environmental liabilities                       1,325          1,417
        Liabilities related to discontinued operations  3,379          4,334
        Other                                           2,321          2,361
      ----------------------------------------------------------------------
             Total                                    $12,258        $13,402
      ----------------------------------------------------------------------
      ----------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders would receive new common stock of Xetava, which upon consummation of the merger will be renamed Avatex. Following the consummation of the merger, the common stockholders of the Corporation would own approximately 26.9%, and preferred stockholders of the Corporation would own approximately 73.1%, of Xetava's outstanding common stock (exclusive of options previously granted under the Corporation's existing stock option plan which would be assumed by Xetava in the merger). While the merger has been approved by the Board of Directors, consummation of the merger is conditioned, in part, upon (i) the approval of the transaction by the holders of a majority of the Corporation's outstanding common stock and (ii) the effectiveness of a registration statement to be filed with the Securities and Exchange Commission with respect to shares of Xetava common stock that will be issued in the merger.

In April 1998, three substantially similar complaints were filed by preferred stockholders of the Corporation in the Delaware Court of Chancery (the "Delaware Court"). Two of the complaints raise identical claims on behalf of a putative class consisting of all holders of the Corporation's preferred stock and are styled HARBOR FINANCE PARTNERS LTD., ET. AL. V. BUTLER, ET. AL., C.A. No. 16334, and STROUGO V. BUTLER, ET. AL., C.A. No. 16345. The third complaint is styled as ELLIOTT ASSOCIATES, L.P. ("ELLIOTT") V. AVATEX CORPORATION, ET. AL., C.A. No. 16336. The defendants in all three complaints include the Corporation and the following directors of the Corporation: Abbey
J. Butler, Melvyn J. Estrin, Hyman H. Frankel, Fred S. Katz, Charles C. Pecarro, William A. Lemer, and John L. Wineapple. The Elliott complaint also names

Xetava as a defendant. All three actions challenge the merger of the Corporation with and into Xetava, a transaction which has been approved by the Corporation's Board of Directors and is subject to the approval of a majority of the holders of the Corporation's common stock. Specifically, plaintiffs contend that, under the Corporation's Certificate of Incorporation, the merger is subject to a separate class vote by the holders of the Corporation's preferred stock. Plaintiffs further allege that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs seek the following relief: a declaration that the defendant directors have breached their fiduciary duties, a declaration that the merger cannot proceed without the consent of the preferred stockholders, injunctive relief preventing the consummation of the merger and damages and costs. In May 1998, the Delaware Court consolidated the Elliott, Harbor Finance and Strougo actions under the caption IN RE: AVATEX CORPORATION SHAREHOLDERS LITIGATION, C.A. No. 16334. On June 3, 1998, the Delaware Court granted defendants' motion for partial judgment on the pleadings and held that the preferred stockholders are not entitled under the Corporation's Certificate of Incorporation to vote separately as a class on the proposed merger. On June 8, 1998, the Corporation advised the Delaware Court that its Board of Directors will meet to determine whether it would be appropriate to reconsider and/or modify the terms of the proposed merger based on a number of events that had occurred since the Board of Directors had approved the merger. These events include the commencement of lawsuits and the June 3, 1998 court decision discussed above and potential changes in the value of certain of the Corporation's assets. As a result, the Delaware Court postponed the hearing originally scheduled for June 8, 1998, on the request of certain preferred stockholders to enjoin the proposed merger. The preferred stockholders have appealed the decision of the Delaware Court that the preferred stockholders do not have the right to vote separately as a class on the proposed merger between the Corporation and Xetava. The Delaware Supreme Court heard oral arguments in the appeal on July 14 and 21, 1998.

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

The Corporation's reserves for environmental assessments, remediation activities, penalties or fines that may be imposed for non-compliance with such laws or regulations have not changed materially since March 31, 1998. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel.

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

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which a wholly-owned subsidiary of the Corporation would be merged with and into FoxMeyer, making FoxMeyer a wholly-owned subsidiary of the Corporation. Shortly after the announcement, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996 in IN RE: FOXMEYER

CORPORATION SHAREHOLDER LITIGATION, No. 13391, in the Delaware Court. The amended complaint alleges that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleges that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger.
No schedule has been set for the completion of discovery in the case, the briefing of plaintiffs' class certification motion or any other proceedings. The Corporation is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

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

In fiscal 1998, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. In accordance with Delaware law, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit.

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

In June 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the directors of the Corporation and three of its former directors who were members of the Corporation's Personnel and Compensation Committee. The lawsuit is styled STEPHEN MIZEL IRA ET. AL. V. BUTLER, ET. AL., No. 602773198, in the Supreme Court of the State of New York, County of New York. The plaintiffs are holders of the Corporation's Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The Corporation has not yet fully analyzed its position with respect to the lawsuit, but the Corporation is paying the initial defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and conditions of certain indemnification agreements between the Corporation and certain of the defendants.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                      AVATEX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1998
                           (IN THOUSANDS OF DOLLARS)


OVERVIEW

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders would receive new common stock of Xetava, which upon consummation of the merger would be renamed Avatex. Following the consummation of the merger, the common stockholders of the Corporation would own approximately 26.9%, and preferred stockholders of the Corporation would own approximately 73.1%, of Xetava's outstanding common stock (exclusive of options previously granted under the Corporation's existing stock option plan which would be assumed by Xetava in the merger). While the merger was approved by the Board of Directors, consummation of the merger was conditioned, in part, upon (i) the approval of the transaction by the holders of a majority of the Corporation's outstanding common stock and (ii) the effectiveness of a registration statement to be filed with the Securities and Exchange Commission with respect to shares of Xetava common stock that would be issued in the merger. On June 8, 1998, the Corporation advised the Delaware Court of Chancery that its Board of Directors would meet to determine whether it would be appropriate to reconsider and/or modify the terms of the proposed merger based on a number of events that have occurred since the Board of Directors originally approved the merger. These events include the commencement of lawsuits filed in connection with the proposed merger and potential changes in the values of certain of the Corporation's assets. The Board of Directors has not yet met to determine whether it will reconsider and/or modify the terms of the merger.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

OPERATING LOSS

Revenues from real estate operations decreased $587 to $2,576 for the quarter ended June 30, 1998 compared to $3,163 for the quarter ended June 30, 1997. The decrease was the result of the disposal of a property in fiscal 1998. Revenues at the remaining two properties approximated their revenues for the prior period. Revenues relating to the opening of a hotel currently under renovation are expected to commence in November 1998.

Operating costs including depreciation and amortization increased $432 to $3,775 for the quarter ended June 30, 1998 compared to $3,343 for the quarter ended June 30, 1997. A reduction in real estate operating costs of $331, primarily attributable to the property disposed of in fiscal 1998, was offset by an increase in corporate overhead costs of $763. Such increased corporate expenses related to costs associated with the proposed merger, as discussed above, of $650 as well as increased compensation, legal and insurance costs.

The unusual item for the three months ended June 30, 1997 was the charge related to the settlement of litigation between the Corporation and the Chapter 7 Bankruptcy Trustee of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries.

OTHER EXPENSE

Other expense of $1,612 for the three months ended June 30, 1998 related to a $1,915 reduction in the carrying value of the Corporation's investment in Imagyn Technologies, Inc. ("Imagyn") to its market value and a write-down of $800 in the carrying value of an investment in a non-public company partially offset by $1,103 in gains principally from the recovery on an investment which had been written-off in a prior period. In the prior year, other expense of $4,980 for the three months ended June 30, 1997 was the result of a $5,151 loss from a reduction in the carrying value of Imagyn partially offset by $171 in gains principally from recoveries on investments.

INTEREST INCOME (EXPENSE)

Interest income decreased $28 to $565 for the three months ended June 30,
1998 compared to $593 for the three months ended June 30, 1997.   While the
rate of interest earned on average invested funds increased slightly as compared to the prior year, the average amount invested decreased approximately $3.6 million.

Interest expense decreased $857 to $505 for the three months ended June 30, 1998 compared to $1,362 for the three months ended June 30, 1997. Approximately $249 of the decrease related to real estate operations primarily due to the absence of debt related to the properties disposed of in fiscal 1998. Interest expense related to corporate activities decreased $608 due primarily to the termination or settlement of certain employee deferred compensation plans and other benefit plans of subsidiaries of the Corporation, which obligations had originally been recorded at a discount, and the repayment of a secured debt during fiscal 1998. This decrease in interest expense for corporate activities was partially offset by additional expense related to the note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee.

NATIONAL STEEL CORPORATION ("NSC")

The decrease in net preferred dividend income is due to the November 1997 redemption of the NSC preferred stock by NSC and the settlement of all related liabilities.

EQUITY IN INCOME OF AFFILIATES

Equity in income was $256 for the quarter ended June 30, 1998 compared to equity in income of $318 for the quarter ended June 30, 1997. The decrease was primarily due to a real estate partnership carried on the equity basis only in the first quarter of fiscal 1998 partially offset by an increase in Phar-Mor's net income in the current year as compared to the prior year.

INCOME TAXES

The Corporation recorded no federal income tax provision for the current or prior year. Any income tax benefit related to the current or prior year's loss was offset by a corresponding change in the deferred tax asset valuation allowance. The tax expense for the current year represents state income taxes related to real estate operations.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest decreased $232 to $69 for the quarter ended June 30, 1998 compared to $301 for the quarter ended June 30, 1997. Approximately $194 of the decline in minority interest related to decreased income from real estate operations principally related to the property sold in fiscal 1998. The remainder of the decline related to the minority interest in Hamilton Morgan LLC which was purchased during fiscal 1998.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends have increased to $6,792 for the three months ended June 30, 1998 compared to $6,175 for the three months ended June 30, 1997. The increase was due to (i) an increase of $96 in the amortization of discount on the Series A preferred stock and (ii) an increase of $521 in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts.

                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Corporation had cash and short-term investments of approximately $30,085. During the quarter, the Corporation committed approximately $1,842 to new investments and $486 to real estate development.

The debt of the Corporation consists of a note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee and the debt of consolidated real estate partnerships, which debt is without recourse to the parent company, Avatex Corporation. The Corporation has two issues of redeemable preferred stock outstanding. Beginning with the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividends on its Series A preferred stock or its convertible preferred stock. The Corporation also did not make the annual sinking fund payment on the convertible preferred stock due January 1998.

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

The Corporation continuously evaluates current and potential investments in connection with an ongoing review of its investment strategies and, as opportunities arise, will continue to invest in real estate and other publicly and privately held companies which the Corporation believes would be strategic fits. In addition, the Corporation may pursue the acquisition of an operating company.

The Corporation will rely on cash on hand, any excess cash from its real estate operations and, if necessary, the sale of real estate or other investments to meet its future obligations. The Corporation is involved in litigation which, if the Corporation were to lose, would have a material impact on the Corporation's financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of the Corporation's assets and the settlement of its liabilities and commitments in the normal course of business.

                                     OTHER

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for the current fiscal year. SFAS No. 131 does not have any impact on the financial results or financial condition of the Corporation, but will result in certain changes in required disclosure of segment information.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Therefore, the Corporation will be required to adopt SFAS No. 133 for its fiscal year beginning April 1, 2000. The Corporation has not yet determined the impact, if any, from the adoption of SFAS No. 133.

What is commonly referred to as the "Year 2000" issue relates, in part, to many hardware and software systems that use only two digits to represent the year being unable to recognize dates beyond 1999. The Corporation's internal systems, both hardware and software, are Year 2000 compliant. The Year 2000 readiness of the Corporation's vendors, and companies in which the Corporation has invested, however may vary. The Corporation is currently trying to ascertain and monitor the Year 2000 readiness of these companies. If any of the companies in which the Corporation has made a significant investment are not Year 2000 compliant, there may be a material impact on the value of that investment and, correspondingly, on the Corporation's results of operations and financial condition. If certain vendors are not Year 2000 compliant, especially vendors that provide electricity, telephone services, food and management services, the Corporation may suffer reduced revenues and increased costs at its real estate operations as well as potentially significant disruptions to its overall operations, depending upon the length and severity of the problems. At this time, it is still uncertain to what extent the Corporation may be affected by such matters at these other entities.

                          PART II - OTHER INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES



ITEM 1.  LEGAL PROCEEDINGS

With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, the following additional information is provided:

PREFERRED STOCKHOLDER LITIGATION. With reference to the litigation filed by certain preferred stockholders of the Corporation against the Corporation, Xetava Corporation and seven of the Corporation's directors, the preferred stockholders have appealed the decision of the Delaware Court of Chancery that the preferred stockholders do not have the right to vote separately as a class on the proposed merger between the Corporation and Xetava Corporation. The Delaware Supreme Court heard oral arguments in the appeal on July 14 and 21, 1998.

DERIVATIVE ACTION. With reference to the purported derivative litigation filed by certain preferred stockholders of the Corporation against ten of its current and former directors, the Corporation is paying the initial defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and conditions of certain indemnification agreements between the Corporation and certain of the defendants.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

The Corporation did not declare, nor did it pay, the dividends due for the quarterly periods since October 15, 1996 on either the Convertible Preferred Stock or the Series A Preferred Stock. These two issues are cumulative. The cumulative dividends accrued and unpaid were approximately $5.7 million ($8.75 per share) and $34.3 million ($7.95 per share) on the Convertible Preferred Stock and Series A Preferred Stock, respectively. In addition, the annual sinking fund payment due January 1998 for 88,000 shares of the Convertible Preferred Stock was not made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS


         27  - Financial Data Schedule


     (b)  REPORTS ON 8-K

              The following Current Report on Form 8-K was filed by the Corporation during the three months ended June 30, 1998:

              The Corporation filed a Current Report on Form 8-K on April 15, 1998 which announced the proposed merger of the Corporation with and into its wholly-owned subsidiary, Xetava Corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          AVATEX CORPORATION



August 14, 1998           By: /s/ Edward L. Massman
                              -------------------------------------------------
                              Edward L. Massman
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 14, 1998           By: /s/ Scott E Peterson
                              -------------------------------------------------
                              Scott E Peterson
                              Vice President Finance and Controller
                              (Principal Accounting Officer)