Form 10-K/A
period 1998-03-31
AVATEX CORP
filed 1998-09-25
CIK 716644

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-8549

                              AVATEX CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                     25-1425889
(State or other jurisdiction of incorporation                (I.R.S. Employer
                or organization)                            Identification No.)

5910 NORTH CENTRAL EXPRESSWAY, SUITE 1780,                        75206
               DALLAS, TEXAS                                    (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  214-365-7450

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                          -----------------------------------------
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

                     DOCUMENTS INCORPORATED BY REFERENCE:

The financial statements of Phar-Mor, Inc. as reported in their Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

                               EXPLANATORY NOTE

Avatex Corporation (the "Corporation") hereby amends its Annual Report on
Form 10-K for the fiscal year ended March 31, 1998 to include the financial statements of Phar-Mor, Inc. (a 38% owned affiliate) as reported in their Annual Report on Form 10-K for the fiscal year ending June 27, 1998. In addition, the amendment includes an updated consent of the Corporation's independent auditors and the consent of Phar-Mor, Inc.'s independent auditors.

ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                     AVATEX CORPORATION AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Avatex Corporation and subsidiaries are included in Item 14(a)(1):

                                                                    Page No. in
                                                                     Form 10-K
                                                                    -----------
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

The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):

                                                                    Page No. in
                                                                     Form 10-K
                                                                    -----------
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

The following audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate) for the fiscal year ending June 27, 1998 were filed on Form 10-K with the Securities and Exchange Commission on September 25, 1998 and are incorporated herein by reference (except for the Independent Auditors' Consent which is included herein):

 Independent Auditors' Report
 Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997 Consolidated Statements of Operations for the Fifty-Two Weeks
   Ended June 27, 1998 and June 28, 1997, the Forty-Three Weeks
   Ended June 29, 1996 and the Nine Weeks Ended September 2, 1995 Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency) for the Fifty-Two Weeks Ended June 27, 1998 and June 28, 1997, the Forty-Three Weeks Ended June 29, 1996 and the Nine Weeks Ended September 2, 1995
 Consolidated Statements of Cash Flows for the Fifty-Two Weeks
   Ended June 27, 1998 and June 28, 1997, the Forty-Three Weeks Ended June 29, 1996 and the Nine Weeks Ended September 2, 1995
 Notes to Consolidated Financial Statements
 Schedule II - Valuation and Qualifying Accounts
 Independent Auditors' Consent for Phar-Mor, Inc.

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




Deloitte & Touche LLP
Dallas, Texas
September 24, 1998

                                PHAR-MOR, INC.
                        INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8 and No. 33-37531 on Form S-3 of Avatex Corporation of our report dated August 14, 1998 (September 10, 1998 as to Notes 3 and 8) on the Phar-Mor, Inc. consolidated financial statements for the fiscal year ended June 27, 1998, incorporated by reference in Amendment No. 1 to the Annual Report on Form 10-K/A of Avatex Corporation for the fiscal year ended March 31, 1998. Our report expresses an unqualified opinion on the consolidated balance sheets of Phar-Mor, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the fifty-two weeks ended June 27, 1998, the fifty-two weeks ended June 28, 1997, and the forty-three weeks ended June 29, 1996. Our report expresses a qualified opinion on the consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows of Phar-Mor, Inc. and subsidiaries for the nine weeks ended September 2, 1995 as reliable accounting records and sufficient evidential matter to support the acquisition cost of property and equipment were not available. Also, our report includes an explanatory paragraph relating to the comparability of financial information prior to September 2, 1995 as a result of Phar-Mor's emergence from bankruptcy and the creation of a new entity.


Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 25, 1998

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Avatex Corporation


                                       By  /s/ Edward L. Massman
                                           ----------------------------------
                                           Edward L. Massman
 September 25, 1998                        Senior Vice President and Chief
                                           Financial Officer