Form 10-Q
period 1998-09-30
AVATEX CORP
filed 1998-11-12
CIK 716644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                       COMMISSION FILE NUMBER 1-8549

                            AVATEX CORPORATION
           ----------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


                    DELAWARE                          25-1425889
       ---------------------------------        -----------------------
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


       5910 N. Central Expressway, Suite
              1780, Dallas, Texas                        75206
       ---------------------------------        -----------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE               (ZIP CODE)
                    OFFICES)

         Registrant's Telephone Number,
              Including Area Code                    214-365-7450
                                                -----------------------

     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .
                                        ---      ---

Number of shares of Common Stock outstanding as of October 31, 1998: 13,806,375
                                                                     ----------

                        PART 1.  FINANCIAL INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                 For the three months
                                                                 ended September 30,
(in thousands, except per share amounts)                          1998           1997
---------------------------------------------------------------------------------------
REVENUES                                                       $  2,353       $  3,660
OPERATING COSTS
  Operating costs, including general and
    administrative costs                                          3,694          4,264
  Depreciation and amortization                                     194            250
  Unusual items                                                    --           (1,704)
---------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                          (1,535)           850
Other expense                                                      (582)          (326)
Interest income                                                     521             55
Interest expense                                                    523          1,452
---------------------------------------------------------------------------------------
LOSS BEFORE NATIONAL STEEL CORPORATION, EQUITY IN LOSS OF
  AFFILIATES, INCOME TAX PROVISION AND MINORITY INTEREST         (2,119)          (873)
National Steel Corporation net preferred dividend income           --            2,251
Equity in loss of affiliates                                       (608)        (2,928)
---------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAX PROVISION AND MINORITY INTEREST           (2,727)        (1,550)
Income tax provision                                                 19           --
---------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                                    (2,746)        (1,550)
Minority interest in results of operations of
  consolidated subsidiaries                                          38             35
---------------------------------------------------------------------------------------
NET LOSS                                                         (2,784)        (1,585)
Preferred stock dividends                                         6,957          6,323
---------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $ (9,741)      $ (7,908)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE                               $  (0.71)      $  (0.57)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Average number of common shares outstanding                      13,806         13,806
---------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                             $ (5,557)      $ (3,724)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                 For the six months
                                                                 ended September 30,
(in thousands, except per share amounts)                          1998         1997
---------------------------------------------------------------------------------------
REVENUES                                                       $  4,929     $   6,823
OPERATING COSTS
  Operating costs, including general and
    administrative costs                                          7,277         7,405
  Depreciation and amortization                                     386           452
  Unusual items                                                    --          31,588
---------------------------------------------------------------------------------------
OPERATING LOSS                                                   (2,734)      (32,622)
Other expense                                                    (2,194)       (5,306)
Interest income                                                   1,086           648
Interest expense                                                  1,028         2,814
---------------------------------------------------------------------------------------
LOSS BEFORE NATIONAL STEEL CORPORATION, EQUITY IN LOSS OF
  AFFILIATES, INCOME TAX PROVISION AND MINORITY INTEREST         (4,870)      (40,094)
National Steel Corporation net preferred dividend income           --           4,509
Equity in loss of affiliates                                       (352)       (2,610)
---------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAX PROVISION AND MINORITY INTEREST           (5,222)      (38,195)
Income tax provision                                                 37          --
---------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                                    (5,259)      (38,195)
Minority interest in results of operations of
  consolidated subsidiaries                                         107           336
---------------------------------------------------------------------------------------
NET LOSS                                                         (5,366)      (38,531)
Preferred stock dividends                                        13,749        12,498
---------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $(19,115)    $ (51,029)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE                               $  (1.38)    $   (3.70)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Average number of common shares outstanding                      13,806        13,806
---------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                             $ (9,384)    $ (42,802)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    September 30,     March 31,
(in thousands of dollars)                               1998            1998
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                     $  28,243       $  34,193
  Receivables - net                                       7,729          11,783
  Other current assets                                    2,476           3,971
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     38,448          49,947

INVESTMENTS IN AFFILIATES                                23,195          25,343

PROPERTY AND EQUIPMENT                                   30,420          20,657
  Less accumulated depreciation and
    amortization                                          1,963           1,630
-------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                               28,457          19,027

DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE             --              --
MISCELLANEOUS ASSETS                                     22,486          24,986
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 112,586       $ 119,303
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                    $   1,282       $   2,665
  Other accrued liabilities                               4,309           6,169
  Long-term debt due within one year                        516             492
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 6,107           9,326
LONG-TERM DEBT                                           32,025          22,923
OTHER LONG-TERM LIABILITIES                              12,108          13,402
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES              558             558
COMMITMENTS AND CONTINGENCIES                              --              --
REDEEMABLE PREFERRED STOCK                              228,744         214,996
STOCKHOLDERS' DEFICIT
  Common stock $5.00 par value; authorized
   50,000,000 shares; issued: 13,806,375 shares          69,032          69,032
  Capital in excess of par value                        119,100         119,100
  Accumulated other comprehensive income (loss)          (2,850)          1,168
  Accumulated deficit                                  (352,238)       (331,202)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                            (166,956)       (141,902)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $ 112,586       $ 119,303
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AVATEX  CORPORATION  AND  SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 For the six months
                                                                ended September 30,
(in thousands of dollars)                                        1998          1997
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (5,366)      $(38,531)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES:
    Minority interest in results of operations of
      consolidated subsidiaries                                    107            336
    Equity in loss of affiliates                                   352          2,610
    Depreciation and amortization                                  386            452
    Net preferred income from National Steel Corporation          --           (4,509)
    Unusual item                                                  --           33,292
    Loss on investments                                          2,334          5,322
    Other non-cash charges (credits)                              (564)           745
    Cash provided (used) by working capital items,
      net of acquisitions:
    Receivables                                                  4,292            171
    Other assets and restricted cash                              (990)         5,651
    Accounts payable and accrued liabilities                    (5,141)        (2,652)
--------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (4,590)         2,887
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of cash acquired                             --           (7,399)
    Purchase of property and equipment                          (9,079)        (1,881)
    Purchase of investments                                     (2,309)        (6,210)
    Proceeds from investments                                    1,590            782
    Other                                                         --               18
--------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                           (9,798)       (14,690)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                 8,779          7,693
    Debt repayments                                               (234)          (304)
    Debt issuance costs                                           --             (184)
    Dividends paid to minority interest                           (107)          (100)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        8,438          7,105
--------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                 (5,950)        (4,698)
    Cash and short-term investments, beginning of period        34,193          7,173
--------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $ 28,243       $  2,475
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

The accompanying condensed consolidated balance sheet of the Corporation as of September 30, 1998, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended September 30, 1998 and 1997, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1998, and should be read in conjunction with this quarterly report.

RESTRICTED CASH: Use of approximately $0.4 million of cash included in "Other current assets" at September 30, 1998 and $0.3 million at March 31, 1998 was restricted in connection with certain real estate loans.

COMPREHENSIVE LOSS: The difference in comprehensive loss and net loss is due to unrealized losses on marketable securities for the three and six months ended September 30, 1998 and to an increase in the minimum pension liability adjustment for the three and six months ended September 30, 1997.

UNUSUAL ITEMS: The unusual items for the three months ended September 30, 1997 represented income from settlement of litigation primarily with insurance carriers related to environmental liability claims. For the six months ended September 30, 1997, unusual items also included a charge related to the settlement of litigation between the Corporation and the Chapter 7 Bankruptcy Trustee (the "Trustee") of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries. The litigation concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: As of September 30, 1998, Phar-Mor had acquired 2,086,200 shares of the Corporation's common stock through open market transactions at a cost of approximately $5.0 million. The Corporation accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in the Corporation's common stock similar to treasury stock, with a charge to the accumulated deficit on September 30, 1998 of $1.9 million. The charge is equal to the Corporation's 38.4% ownership in the cost of its common stock held by Phar-Mor.

NOTE 2 - NET LOSS PER SHARE OF COMMON STOCK

There were no differences in either the net loss applicable to common stockholders or the average number of shares outstanding used in calculating basic and diluted loss per share for either the three or six months ended September 30, 1998 and 1997, respectively. Options to purchase approximately
3.9 million shares were outstanding at September 30, 1998 and 1997, respectively. These options were not included in the computation of diluted loss per share because the effect of including the options in the calculation would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

NOTE 3 - LONG-TERM DEBT

One of the Corporation's consolidated real estate partnerships borrowed $9.0 million during the six months ended September 30, 1998, under a construction loan for the renovation of an office building into a hotel. The total balance outstanding under the loan is currently $11.2 million at an interest rate of 1.75% over LIBOR. The loan has been treated as long-term in the condensed consolidated balance sheet as the partnership has already secured permanent financing to replace the construction loan upon completion of the project. In order to complete the project, the Corporation expects to contribute approximately $0.4 million in addition to the remaining $2.3 million of funds available under the construction loan.

NOTE 4 - CAPITAL STOCK

The Corporation has not declared or paid any dividends on its preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid if declared have been shown in the condensed consolidated statements of operations as if they had been declared, with a corresponding charge to the accumulated deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid at September 30, 1998 were $6.5 million ($10.00 per share) and $39.7 million ($9.21 per share) on the convertible preferred stock and Series A preferred stock, respectively.

NOTE 5 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                              For the six months
                                              ended September 30,
                                           1998               1997
--------------------------------------------------------------------
Interest paid                           $    734           $   1,709
Income taxes paid                             67                   -
Non-cash transactions:
   Cumulative dividends in
    arrears accrued                       12,349              11,294
--------------------------------------------------------------------
--------------------------------------------------------------------

The following supplemental information is provided for miscellaneous assets and other long-term liabilities (in thousands of dollars):

                                    September 30,        March 31,
                                        1998               1998
--------------------------------------------------------------------
Miscellaneous assets:

     Prepaid pension cost            $ 10,169           $   9,440
     Securities available for sale      3,194               7,212
     Other investments, at cost         6,733               6,028
     Other                              2,390               2,306
--------------------------------------------------------------------
          Total                      $ 22,486           $  24,986
--------------------------------------------------------------------
--------------------------------------------------------------------

Other long-term  liabilities:
     Pension and postretirement
      benefits                       $  5,174         $   5,290
     Environmental liabilities          1,256             1,417
     Liabilities related to
      discontinued operations           3,379             4,334
     Other                              2,299             2,361
--------------------------------------------------------------------
          Total                      $ 12,108         $  13,402
--------------------------------------------------------------------
--------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders would receive new common stock of Xetava, which upon consummation of the merger would be renamed Avatex. In late April 1998, a preferred stockholder of the Corporation and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court of Chancery (the "Delaware Court") against the Corporation, Xetava and seven of the Corporation's directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption IN RE AVATEX CORPORATION SHAREHOLDERS LITIGATION, C.A. No. 16334. The lawsuits challenge the merger of the Corporation with and into Xetava, contend that the merger is subject to a separate class vote by the holders of the Corporation's preferred stock and that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs seek a declaration that the defendant directors have breached their fiduciary duties, injunctive relief and damages and costs. In August 1998, the Delaware Supreme Court ruled that the holders of the Corporation's convertible preferred stock have the right to vote separately as a class on the proposed merger of the Corporation into Xetava, as it was structured and announced by the Corporation on April 14, 1998. Following this decision, the Corporation announced that its Board of Directors would consider the appropriate course of action to take with respect to the merger, which may include proceeding forward with a modified structure or different terms of a merger, or taking other action that the Board deems in the best interests of all of its stockholders. The Board has not yet taken any further action related to the merger.

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

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which FoxMeyer would be merged with and into a wholly-owned subsidiary of the Corporation, thereby making FoxMeyer a wholly-owned subsidiary of the Corporation. Shortly after the announcement, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996 in IN RE FOXMEYER CORPORATION SHAREHOLDER LITIGATION, No. 13391, in the Delaware Court. The amended complaint alleges that the defendants breached their fiduciary duties to FoxMeyer's stockholders by agreeing to the merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleges that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. In October 1998, a stipulation was entered that governs certain scheduling matters, including briefing of plaintiff's class certification motion. The Corporation is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

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

In fiscal 1998, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. In accordance with Delaware law, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that granted motions to dismiss two of the lawsuits against all but one defendant. The plaintiffs are appealing and have filed objections to the Opinions. The third remaining lawsuit is still pending in Illinois state court with a hearing on a motion to dismiss set for November 1998.

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

Thomas L. Anderson, the former president of FoxMeyer, is the defendant in a lawsuit brought by Midwest Freight Systems, Inc. ("Midwest") and Leo Glynn in the United States District Court for the Western District of Missouri, Case No. 97-0089CV-W-2. The lawsuit relates to Midwest's purchase in 1991 of substantially all of the assets of Heatlhcare Transportation System, Inc., which was then a subsidiary of FoxMeyer. Midwest has asserted claims against Mr. Anderson for breach of contract, fraud, negligent misrepresentation and tortious interference with contract. Mr. Anderson has denied all liability in the lawsuit and has asserted that the Corporation is required to indemnify him under the terms of the 1994 Merger Agreement between the Corporation and FoxMeyer. The Corporation is currently paying Mr. Anderson's defense costs in the lawsuit. The Corporation is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                      AVATEX CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
                            (IN THOUSANDS OF DOLLARS)

OVERVIEW

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels and office buildings and in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders would receive new common stock of Xetava, which upon consummation of the merger would be renamed Avatex. In late April 1998, a preferred stockholder of the Corporation and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court of Chancery (the "Delaware Court") against the Corporation, Xetava and seven of the Corporation's directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption IN RE AVATEX CORPORATION SHAREHOLDERS LITIGATION, C.A. No. 16334. The lawsuits challenge the merger of the Corporation with and into Xetava, contend that the merger is subject to a separate class vote by the holders of the Corporation's preferred stock and that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs seek a declaration that the defendant directors have breached their fiduciary duties, injunctive relief and damages and costs. In August 1998, the Delaware Supreme Court ruled that the holders of the Corporation's convertible preferred stock have the right to vote separately as a class on the proposed merger of the Corporation into Xetava, as it was structured and announced by the Corporation on April 14, 1998. Following this decision, the Corporation announced that its Board of Directors would consider the appropriate course of action to take with respect to the merger, which may include proceeding forward with a modified structure or different terms of a merger, or taking other action that the Board deems in the best interests of all of its stockholders. The Board has not yet taken any further action related to the merger.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997

OPERATING INCOME (LOSS)

Revenues from real estate operations decreased $1,307 and $1,894 to $2,353 and $4,929 for the three and six months ended September 30, 1998, respectively, compared to $3,660 and $6,823 for the three and six months ended September 30, 1997, respectively. The decrease was primarily the result of the disposal of a property in fiscal 1998. In addition, revenues at the remaining two properties decreased slightly compared to the prior periods. In late October 1998, a real estate partnership in which the company owns a 50% interest opened a new hotel. Significant additional revenues from the new hotel are not expected for several months.

Operating costs including depreciation and amortization decreased $626 to $3,888 for the quarter ended September 30, 1998 compared to $4,514 for the quarter ended September 30, 1997. A reduction in real estate operating costs of $1,166, primarily attributable to the property disposed of in fiscal 1998, was offset by an increase in corporate overhead costs of $540. Such increased corporate expenses related primarily to

$913 of additional costs, including costs associated with the proposed merger, as discussed above, as well as compensation and legal costs, partially offset by lower expenses for pensions, travel and other operating costs.

For the six months ended September 30, 1998, operating costs including depreciation and amortization decreased $194 to $7,663 compared to $7,857 for the six months ended September 30, 1997. A reduction in real estate operating costs of $1,497, that was primarily attributable to the property disposed of in fiscal 1998, was offset by an increase in corporate overhead costs of $1,303. Such increased corporate expenses were primarily the result of $2,000 of additional costs, including costs associated with the proposed merger as well as compensation, legal and insurance costs, partially offset by lower expenses for pensions, consultants, travel and other operating costs.

The unusual items for the three months ended September 30, 1997 represented income from settlement of litigation primarily with insurance carriers related to environmental liability claims. For the six months ended September 30, 1997, unusual items also included a charge related to the settlement of litigation between the Corporation and the Chapter 7 Bankruptcy Trustee of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries. The litigation concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996.

OTHER EXPENSE

Other expense of $582 for the three months ended September 30, 1998 related to a reduction of $1,210 in the carrying value of certain of the Corporation's investments offset by $628 of income primarily from a royalty payment on a property sold in the prior fiscal year and dividends accrued on investments. Other expense of $326 for the three months ended September 30, 1997 related primarily to the reduction in the carrying value of certain of the Corporation's investments.

Other expense of $2,194 for the six months ended September 30, 1998 related to a $3,925 reduction in the carrying value of certain of the Corporation's investments offset by $1,731 in gains primarily from the recovery on an investment which had been written-off in a prior year, a royalty payment from a property sold in the prior fiscal year and dividends accrued on investments. In the prior year, other expense of $5,306 for the six months ended September 30, 1997 related primarily to the reduction in the carrying value of certain of the Corporation's investments.

INTEREST INCOME (EXPENSE)

Interest income increased $466 to $521 for the three months ended September 30, 1998 compared to $55 for the three months ended September 30, 1997. For the six months ended September 30, 1998, interest income increased $438 to $1,086 compared to $648 for the six months ended September 30, 1997. For both periods, the amount of funds invested increased substantially compared to the prior year due to cash received primarily from the National Steel Corporation ("NSC") settlement and sale of US HealthData Interchange, Inc. in November 1997 and interest earned on the note received as part of the NSC settlement.

Interest expense decreased $929 to $523 for the three months ended September 30, 1998 compared to $1,452 for the three months ended September 30, 1997. For the six months ended September 30, 1998, interest expense decreased $1,786 to $1,028 compared to $2,814 for the six months ended September 30, 1997. A decrease of $250 and $499, respectively, for the three and six months ended September 30, 1998, related to real estate operations primarily due to the absence of debt on the property disposed of in fiscal 1998 and interest capitalized in the current fiscal year in connection with the property being renovated. Interest expense related to corporate activities decreased $679 and $1,287, respectively, for the three and six months ended September 30, 1998, due primarily to the termination or settlement of certain employee deferred compensation plans and other benefit plans of subsidiaries of the Corporation, which obligations had originally been recorded at a discount, and the repayment of a secured debt facility during fiscal 1998. This decrease in interest expense for corporate activities was partially offset for both periods by additional interest expense related to the note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee.

NATIONAL STEEL CORPORATION

The decrease in net preferred dividend income for the three and six months ended September 30, 1998 as compared to the prior year is due to the November 1997 redemption of the NSC preferred stock by NSC and the settlement of all related liabilities.

EQUITY IN LOSS OF AFFILIATES

Equity in loss of affiliates was $608 and $352 for the three and six months ended September 30, 1998, respectively, compared to an equity in loss of $2,928 and $2,610 for the three and six months ended September 30, 1997, respectively. The decrease was primarily due to a reduction in Phar-Mor's net loss in the current year as compared to the prior year. The reduction, for the most part, is related to a charge for severance expense for the former chief executive officer incurred in the prior year.

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

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in results of operations of consolidated subsidiaries for the three months ended September 30, 1998 was not significantly different than for the three months ended September 30, 1997. For the six months ended September 30, 1998, the minority interest decreased $229 to $107 compared to $336 in the prior year. Of the decrease, $219 related to reduced earnings on real estate still owned as well as a result of a property sold in fiscal 1998.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends have increased to $6,957 and $13,749 for the three and six months ended September 30, 1998, respectively, compared to $6,323 and $12,498 for the three and six months ended September 30, 1997, respectively. The increase was due to (i) an increase of $100 and $196, respectively, in the amortization of discount on the Series A preferred stock and (ii) an increase of $534 and $1,055, respectively, in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts.

                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Corporation had cash and short-term investments of approximately $28,243. During the six months ended September 30, 1998, the Corporation committed approximately $2,309 to new investments and $1,031 to real estate development.

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

See the "Overview" section above for a discussion of a proposed merger of the Corporation with its Xetava subsidiary. If the proposed merger is approved as originally proposed, the preferred stockholders would receive common stock of Xetava in exchange for their preferred stock. As discussed above, the Corporation announced that its Board of Directors would review the proposed merger and may consider other appropriate courses of action. The Board has not yet taken any further action related to the merger.

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

The Corporation continuously evaluates current and potential investments in connection with an ongoing review of its investment strategies and, as opportunities arise, will continue to invest in real estate and other publicly and privately held companies which the Corporation believes would be a strategic fit or sell those investments which the Corporation believes no longer fit its investment criteria. In addition, the Corporation may pursue the acquisition of an operating company.

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

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, the following additional information is provided:

MCKESSON/VENDOR LITIGATION. With reference to the Delaware lawsuit that seeks to enjoin the Corporation from prosecuting its Texas lawsuit against McKesson Corporation and certain pharmaceutical manufacturers, (i) on August 24, 1998, the Delaware Bankruptcy Court denied the defendants' first motion for summary judgment and ruled that the parties should return to Texas and move the Texas lawsuit forward as much as possible, and (ii) on September 17, 1998, the Delaware Bankruptcy Court held a hearing on the defendants' second motion for summary judgment. In addition, following the Delaware Bankruptcy Court's August 24, 1998 ruling, the Dallas Bankruptcy Court held a hearing on October 16, 1998 on the Corporation's motion to remand the Texas lawsuit back to state court. The parties are awaiting the Courts' rulings on the pending motions.

BEN FRANKLIN LITIGATION. With reference to the three pending lawsuits filed by the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), against certain former officers and directors of Ben Franklin, on October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions in two of the lawsuits. The Opinions, which were submitted in accordance with 28 U.S.C. 157(c)(1) in lieu of proposed findings of fact and conclusions of law, granted motions to dismiss two of the lawsuits against all of the defendants except David Brainard. The plaintiffs in these two lawsuits are attempting either to move to reconsider, to object to, or to appeal from the Opinions. The third lawsuit that is pending in Illinois state court is subject to a similar motion to dismiss that is set for hearing in November 1998.

PREFERRED STOCKHOLDER LITIGATION. With reference to the litigation filed by certain preferred stockholders of the Corporation against the Corporation and certain of its directors, in August 1998, the Delaware Supreme Court ruled that the holders of the Corporation's convertible preferred stock have the right to vote separately as a class on the proposed merger of the Corporation into Xetava Corporation, as it was structured and announced by the Corporation on April 14, 1998. Following this decision, the Corporation announced that its Board of Directors would consider the appropriate course of action to take with respect to the merger, which may include proceeding forward with a modified structure or different terms of a merger, or taking other action that the Board deems in the best interests of all of its stockholders. The Board has not yet taken any further action related to the merger.

1994 MERGER LITIGATION. With reference to the lawsuit filed in connection with the merger of FoxMeyer Corporation ("FoxMeyer") into a wholly-owned subsidiary of the Corporation, a stipulation was entered in October 1998 that governs certain scheduling matters, including briefing of plaintiffs' class certification motion.

MIDWEST FREIGHT LITIGATION. Thomas L. Anderson, the former president of FoxMeyer, is the defendant in a lawsuit brought by Midwest Freight Systems, Inc. ("Midwest") and Leo Glynn in the United States District Court for the Western District of Missouri, Case No. 97-0089CV-W-2. The lawsuit relates to Midwest's purchase in 1991 of substantially all of the assets of Heatlhcare Transportation System, Inc., which was then a subsidiary of FoxMeyer. Midwest has asserted claims against Mr. Anderson for breach of contract, fraud, negligent misrepresentation and tortious interference with contract. Mr. Anderson has denied all liability in the lawsuit, and has asserted that the Corporation is required to indemnify him under the terms of the 1994 Merger Agreement between the Corporation and FoxMeyer. The Corporation is currently paying Mr. Anderson's defense costs in the lawsuit.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

The Corporation did not declare, nor did it pay, the dividends due for the quarterly periods since October 15, 1996 on either the convertible preferred stock or the Series A preferred stock. These two issues are cumulative. The cumulative dividends accrued and unpaid at September 30, 1998 were approximately $6.5 million ($10.00 per share) and $39.7 million ($9.21 per share) on the convertible preferred stock and Series A preferred stock, respectively. In addition, the annual sinking fund payment due January 1998 for 88,000 shares of the convertible preferred stock was not made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------
                 27       -     Financial Data Schedule

         (b)  Reports on 8-K

                 No Current Reports on Form 8-K were filed by the Corporation during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AVATEX CORPORATION

November 12, 1998                    By:  /s/ Edward L. Massman
                                          -------------------------------
                                          Edward L. Massman
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial  Officer)

November 12, 1998                    By:  /s/ Scott E Peterson
                                          --------------------------------
                                          Scott E Peterson
                                          Vice President Finance and
                                           Controller
                                          (Principal Accounting Officer)