Form 10-Q
period 1998-12-31
AVATEX CORP
filed 1999-02-05
CIK 716644

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 1-8549


                                 AVATEX CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



                   DELAWARE                                  25-1425889
          -------------------------------                -------------------
          (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


   5910 N. Central Expressway, Suite 1780, Dallas, Texas         75206
   ------------------------------------------------------      ----------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


   Registrant's Telephone Number, Including Area Code         214-365-7450
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


Number of shares of Common Stock outstanding as of January 31, 1999: 13,806,375

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                             For the three months
                                                                               ended December 31,
(in thousands, except per share amounts)                                       1998        1997
-------------------------------------------------------------------------------------------------
REVENUES                                                                     $ 2,615     $  2,974
OPERATING COSTS
    Operating costs, including general and administrative costs                3,893        4,538
    Depreciation and amortization                                                316          251
    Unusual items                                                                --        (5,592)
-------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                       (1,594)       3,777
Other expense                                                                    (95)      (5,231)
Interest income                                                                  452          379
Interest expense                                                                 671        1,460
-------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION,
    EQUITY IN INCOME OF AFFILIATES, INCOME TAX PROVISION AND
    MINORITY INTEREST                                                         (1,908)      (2,535)
National Steel Corporation net preferred dividend income                         --         1,345
Loss on National Steel Corporation settlement                                    --       (59,038)
Equity in income of affiliates                                                 1,288        1,079
-------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND
    MINORITY INTEREST                                                           (620)     (59,149)
Income tax provision                                                               2           38
-------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                        (622)     (59,187)
Minority interest in results of operations of consolidated subsidiaries           16          (11)
-------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                             (638)     (59,176)
Discontinued operations
    Gain on disposal of discontinued operations                                  --         3,719
-------------------------------------------------------------------------------------------------
NET LOSS                                                                        (638)     (55,457)
Preferred stock dividends                                                      7,127        6,474
-------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                       $(7,765)    $(61,931)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE
    Loss from continuing operations                                          $ (0.56)    $  (4.76)
    Discontinued operations                                                      --          0.27
-------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                               $ (0.56)    $  (4.49)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Average number of common shares outstanding                                   13,806       13,806
-------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                         $ 1,876     $ 22,319
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                               For the nine months
                                                                                ended December 31,
(in thousands, except per share amounts)                                       1998          1997
---------------------------------------------------------------------------------------------------
REVENUES                                                                     $  7,544     $   9,797
OPERATING COSTS
    Operating costs, including general and administrative costs                11,170        11,943
    Depreciation and amortization                                                 702           703
    Unusual items                                                                 --         25,996
---------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                 (4,328)      (28,845)
Other expense                                                                  (2,289)      (10,537)
Interest income                                                                 1,538         1,027
Interest expense                                                                1,699         4,274
---------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL CORPORATION,
    EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME TAX PROVISION
    AND MINORITY INTEREST                                                      (6,778)      (42,629)
National Steel Corporation net preferred dividend income                          --          5,854
Loss on National Steel Corporation settlement                                     --        (59,038)
Equity in income (loss) of affiliates                                             936        (1,531)
---------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND
    MINORITY INTEREST                                                          (5,842)      (97,344)
Income tax provision                                                               39            38
---------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                       (5,881)      (97,382)
Minority interest in results of operations of consolidated subsidiaries           123           325
---------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                            (6,004)      (97,707)
Discontinued operations
    Gain on disposal of discontinued operations                                   --          3,719
---------------------------------------------------------------------------------------------------
NET LOSS                                                                       (6,004)      (93,988)
Preferred stock dividends                                                      20,876        18,972
---------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                       $(26,880)    $(112,960)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE
    Loss from continuing operations                                          $  (1.95)    $   (8.45)
    Discontinued operations                                                       --           0.27
---------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                               $  (1.95)    $   (8.18)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Average number of common shares outstanding                                    13,806        13,806
---------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                           $ (7,508)    $ (20,483)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   December 31,   March 31,
(in thousands of dollars)                                             1998          1998
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and short-term investments                                $  29,246     $  34,193
    Receivables - net                                                  2,805        11,783
    Other current assets                                               1,237         3,971
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  33,288        49,947

INVESTMENTS IN AFFILIATES                                             26,711        25,343

PROPERTY AND EQUIPMENT                                                32,420        20,657
    Less accumulated depreciation and amortization                     2,252         1,630
-------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                            30,168        19,027

DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                           --            --
MISCELLANEOUS ASSETS                                                  25,602        24,986
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 115,769     $ 119,303
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                               $   1,405     $   2,665
    Other accrued liabilities                                          3,923         6,169
    Long-term debt due within one year                                   476           492
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              5,804         9,326
LONG-TERM DEBT                                                        33,927        22,923
OTHER LONG-TERM LIABILITIES                                           11,893        13,402
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                           481           558
COMMITMENTS AND CONTINGENCIES                                            --            --
REDEEMABLE PREFERRED STOCK                                           235,871       214,996
STOCKHOLDERS' DEFICIT
    Common stock $5.00 par value; authorized 50,000,000 shares;
      issued: 13,806,375 shares                                       69,032        69,032
    Capital in excess of par value                                   119,100       119,100
    Accumulated other comprehensive income (loss)                       (336)        1,168
    Accumulated deficit                                             (360,003)     (331,202)
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                         (172,207)     (141,902)
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 115,769     $ 119,303
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the nine months
                                                                                    ended December 31,
(in thousands of dollars)                                                          1998         1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (6,004)    $(93,988)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:
    Minority interest in results of operations of consolidated subsidiaries           123          325
    Equity in loss (income) of affiliates                                            (936)       1,531
    Depreciation and amortization                                                     702          703
    Net preferred income from National Steel Corporation                              --        (5,854)
    Loss on National Steel Corporation settlement                                     --        59,038
    Gain on disposal of discontinued operations                                       --        (3,719)
    Loss on investments                                                             2,490       10,560
    Other non-cash credits                                                           (696)      (4,402)
    Cash provided (used) by working capital items, net of acquisitions:
      Receivables                                                                   9,285           46
      Other assets and restricted cash                                                 19       33,310
      Accounts payable and accrued liabilities                                     (5,234)      (8,084)
-------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                (251)     (10,534)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of cash acquired                                                 --        (7,399)
    Purchase of property and equipment                                            (11,407)      (2,773)
    Purchase of investments                                                        (4,537)      (8,541)
    Proceeds from investments                                                       1,590       63,714
    Other                                                                             (38)         140
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  (14,392)      45,141
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                   10,355       16,368
    Debt repayments                                                                  (358)     (15,919)
    Debt issuance costs                                                              (101)        (185)
    Investment by minority interest                                                   --           800
    Dividends paid to minority interest                                              (200)        (100)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           9,696          964
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                         (4,947)      35,571
    Cash and short-term investments, beginning of period                           34,193        7,173
-------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                   $ 29,246     $ 42,744
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AVATEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels, an office building and other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

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

The condensed consolidated balance sheet of the Corporation as of December 31, 1998, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1998 and 1997, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1998, may not be indicative of the results for the entire year. The condensed consolidated balance sheet as of March 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1998, contains additional information that should be read in conjunction with this quarterly report.

RESTRICTED CASH: Use of approximately $0.3 million of cash included in "Other current assets" at December 31, 1998 and at March 31, 1998 was restricted in connection with certain real estate loans.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net loss is due to unrealized gains (losses) on marketable securities for the three and nine months ended December 31, 1998 and, for the three and nine months ended December 31, 1997, primarily to the change in the minimum pension liability.

DISCONTINUED OPERATIONS: The Corporation recognized a gain of $3.7 million on the sale of substantially all of the assets of US HealthData Interchange, Inc. ("USHDI") on November 19, 1997. USHDI had been treated as a discontinued operation since March 1997.

UNUSUAL ITEMS: The unusual items for the three months ended December 31, 1997 represented income from the settlement of certain pension and other postretirement benefit claims of former officers and employees. For the nine months ended December 31, 1997, unusual items also included (i) a $33.3 million charge related to the settlement of litigation between the Corporation and the Chapter 7 Bankruptcy Trustee (the "Trustee") of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries, and (ii) income of $1.7 million from the settlement of litigation primarily with insurance carriers related to environmental liability claims. The litigation with the Trustee concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: As of December 31, 1998, Phar-Mor had acquired 2,086,200 shares of the Corporation's common stock during the current fiscal year through open market transactions at a cost of approximately $5.0 million. The Corporation accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in the Corporation's common stock similar to treasury stock, with a charge to the accumulated deficit of $1.9 million at December 31, 1998. The charge is equal to the Corporation's 38.4% ownership in the cost of its common stock held by Phar-Mor.

NOTE 2 - NET LOSS PER SHARE OF COMMON STOCK

The net loss applicable to common stockholders, and the average number of shares outstanding, used in calculating both basic and diluted loss per share were the same for the three and nine months ended December 31, 1998 and 1997, respectively. Options to purchase approximately 3.9 million shares were outstanding at December 31, 1998 and 1997, respectively. These options were not considered in the computation of the diluted loss per share because their inclusion would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not considered in the calculation of diluted loss per share as it would have been anti-dilutive as well.

NOTE 3 - NATIONAL STEEL CORPORATION SETTLEMENT

On November 25, 1997, National Steel Corporation ("NSC"), certain of its affiliates, and the Corporation entered into an agreement whereby the Corporation received $59.0 million in cash and a non-interest bearing $10.0 note in exchange for the redemption of the NSC preferred stock owned by the Corporation and NSC's release of the Corporation from pension and other various liabilities (the "NSC Settlement"). The final installment on the note was received on November 25, 1998. The Corporation must maintain at least $15.0 million of net worth, as defined in the NSC Settlement agreement, through February 25, 1999. As a result of the NSC Settlement, the Corporation recognized a $59.0 million loss for the three and nine months ended December 31, 1997. In addition, the Corporation recognized a $79.7 million reduction in minimum pension liability reserves as a result of being released from this liability.

NOTE 4 - LONG-TERM DEBT

One of the Corporation's consolidated real estate partnerships borrowed $10.7 million during the nine months ended December 31, 1998, under a construction loan for the renovation of an office building into a hotel. The total balance outstanding under the loan is currently $12.9 million at an interest rate of 1.75% over LIBOR. The loan has been treated as long-term in the condensed consolidated balance sheet as the partnership has already secured permanent financing to replace the construction loan. The hotel opened in October 1998. Interest incurred during the construction period of $0.4 million was capitalized.

NOTE 5 - CAPITAL STOCK

The Corporation has not declared or paid any dividends on its preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends have been shown in the condensed consolidated statements of operations as if they had been declared, with a corresponding charge to the accumulated deficit. The liability for cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid at December 31, 1998 were $7.3 million ($11.25 per share) for the convertible preferred stock and $45.3 million ($10.51 per share) for the Series A preferred stock.

On January 28, 1999, the New York Stock Exchange ("NYSE") informed the Corporation that it no longer met the continued listing requirements of the NYSE and that trading of its common, convertible preferred and Series A preferred stocks would be suspended prior to the opening of the NYSE on Monday, February 1, 1999. The Corporation's common and preferred stocks started trading on the OTC Bulletin Board system effective February 1, 1999.

NOTE 6 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                           For the nine months
                                                            ended December 31,
                                                            1998         1997
-------------------------------------------------------------------------------
      Interest paid                                        $ 1,055      $ 2,503
      Income taxes paid                                         67           38
      Non-cash transactions:
        Book value of note received in NSC Settlement            -        9,442
        Capitalized leases                                      99            -
        Cumulative dividends in arrears accrued             18,736       17,130
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The following supplemental information is provided for miscellaneous assets and other long-term liabilities (in thousands of dollars):

                                                   December 31,    March 31,
                                                       1998          1998
----------------------------------------------------------------------------
      Miscellaneous assets:
        Prepaid pension cost                        $ 10,535       $  9,440
        Securities available for sale                  8,708          7,212
        Other investments, at cost                     3,622          6,028
        Other                                          2,737          2,306
----------------------------------------------------------------------------
          Total                                     $ 25,602       $ 24,986
----------------------------------------------------------------------------
----------------------------------------------------------------------------

      Other long-term liabilities:
        Pension and postretirement benefits         $  5,038       $  5,290
        Environmental liabilities                      1,217          1,417
        Liabilities related to discontinued
          operations                                   3,361          4,334
        Other                                          2,277          2,361
----------------------------------------------------------------------------
          Total                                     $ 11,893       $ 13,402
----------------------------------------------------------------------------
----------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot in its judgment estimate at this time and losses attributable to remediation costs that may arise at other sites. Management recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change management's current assessment. A change in the estimated liability could have a material impact on the financial condition and results of operations of the Corporation.

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

In fiscal 1998, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. In accordance with Delaware law, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that granted motions to dismiss two of the lawsuits against all but one defendant. On December 1, 1998, the Bankruptcy Court issued another Memorandum Opinion in one of these two lawsuits denying a motion for reconsideration. The plaintiffs in these two lawsuits are now attempting to object to or to appeal from the Opinions. The third remaining lawsuit is still pending in Illinois state court and is subject to a similar motion to dismiss that was filed in January 1999.

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

In June 1998, Stephen Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the directors of the Corporation and three of its former directors who were members of the Corporation's Personnel and Compensation Committee. The lawsuit is styled STEPHEN MIZEL IRA ET. AL. V. BUTLER, ET. AL., No. 602773198, in the Supreme Court of the State of New York, County of New York. The plaintiffs are holders of the Corporation's Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The Corporation is paying the initial defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and conditions of indemnification agreements between the Corporation and certain of the defendants. On January 29, 1999, a stipulation was executed providing that the litigation, in so far as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice.

Thomas L. Anderson, the former president of FoxMeyer, is the defendant in a lawsuit brought by Midwest Freight Systems, Inc. ("Midwest") and Leo Glynn in the United States District Court for the Western District of Missouri, Case No. 97-0089CV-W-2. The lawsuit relates to Midwest's purchase in 1991 of substantially all of the assets of Healthcare Transportation System, Inc., which was then a subsidiary of FoxMeyer. Midwest has asserted claims against Mr. Anderson for breach of contract, fraud, negligent misrepresentation and tortious interference with contract. Mr. Anderson has denied all liability in the lawsuit. In December 1998, a verdict was rendered and a judgment was entered in favor of the plaintiff in the amount of $50,000, and Mr. Anderson has filed a post-trial motion challenging the judgment. Mr. Anderson has asserted that the Corporation is required to indemnify him under the terms of the 1994 Merger Agreement between the Corporation and FoxMeyer. The Corporation is currently paying Mr. Anderson's defense costs in the lawsuit.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

                     AVATEX CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1998
                          (IN THOUSANDS OF DOLLARS)


OVERVIEW

Avatex Corporation is a holding company that, along with its subsidiaries (collectively, the "Corporation"), owns interests in hotels, an office building and other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

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

On January 28, 1999, the New York Stock Exchange ("NYSE") informed the Corporation that it no longer met the continued listing requirements of the NYSE and that trading of its common, convertible preferred and Series A preferred stocks would be suspended prior to the opening of the NYSE on Monday, February 1, 1999. The Corporation's common, convertible preferred and Series A preferred stocks started trading on the OTC Bulletin
Board system effective February 1, 1999 under the symbols AVAX, AVAXP and AVAXO, respectively.

                            RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 1997

OPERATING INCOME (LOSS)

Revenues from real estate operations decreased $359 to $2,615 for the quarter ended December 31, 1998 compared to $2,974 for the quarter ended December 31, 1997. Revenues also decreased by $2,253 to $7,544 for the nine months ended December 31, 1998 compared to $9,797 for the nine months ended December 31, 1997. The decreases were primarily the result of the disposal of a property in fiscal 1998 partially offset by revenues from a new hotel opened in October 1998.

Operating costs, including depreciation and amortization, decreased $580 to $4,209 for the quarter ended December 31, 1998 compared to $4,789 for the quarter ended December 31, 1997. The decrease was a result of a reduction in real estate operating costs of $459, primarily attributable to the property disposed of in fiscal 1998 partially offset by increased expenses for the hotel opened in October 1998, and a decrease in corporate overhead costs of $121. The decrease in corporate expenses related primarily to lower expenses for pensions, consulting, travel and certain other operating costs partially offset by increased costs associated with the proposed merger, as discussed above, as well as compensation costs.

For the nine months ended December 31, 1998, operating costs, including depreciation and amortization, decreased $774 to $11,872 compared to $12,646 for the nine months ended December 31, 1997. A reduction in real estate operating costs of $1,956, primarily attributable to the property disposed of in fiscal 1998 partially offset by increased expenses for the hotel opened in October 1998, was partially offset by an increase in corporate overhead costs of $1,182. Such increased corporate expenses were primarily the result of costs associated with the proposed merger as well as compensation, legal and insurance costs, partially offset by lower expenses for pensions, consultants, travel and certain other operating costs.

The unusual items for the three months ended December 31, 1997 represented income from the settlement of certain pension and other postretirement benefit claims of former officers and employees. For the nine months ended December 31, 1997, unusual items also included (i) a $33,292 charge related to the settlement of litigation between the Corporation and the Chapter 7 Bankruptcy Trustee of FoxMeyer Corporation ("FoxMeyer") and certain of its subsidiaries, and (ii) income of $1,704 from the settlement of litigation primarily with insurance carriers related to environmental liability claims.

OTHER EXPENSE

Other expense of $95 for the three months ended December 31, 1998 related to a reduction of $156 in the carrying value of certain of the Corporation's investments offset by $61 of income primarily from dividends accrued on investments. Other expense of $5,231 for the three months ended December 31, 1997 related primarily to the reduction in the carrying value of certain of the Corporation's investments of $5,725 partially offset by $494 of income primarily from a gain on property sold.

Other expense of $2,289 for the nine months ended December 31, 1998 related to a $4,081 reduction in the carrying value of certain of the Corporation's investments offset by $1,792 in gains primarily from recoveries on investments which had been written-off in a prior year, a royalty payment from a property sold in the prior fiscal year and dividends accrued on investments. In the prior year, other expense of $10,537 for the nine months ended December 31, 1997 related primarily to the reduction in the carrying value of certain of the Corporation's investments of $11,207 partially offset by $670 of income primarily from recoveries on investments which had been written-off in a prior year and gains on property sold.

INTEREST INCOME (EXPENSE)

Interest income increased $73 to $452 for the three months ended December 31, 1998 compared to $379 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, interest income increased $511 to $1,538 compared to $1,027 for the nine months ended December 31, 1997. For both periods, the amount of funds invested increased compared to the prior year due to cash received from the National Steel Corporation ("NSC") settlement and sale of US HealthData Interchange, Inc. ("USHDI") in November 1997 and interest earned on the note received as part of the NSC settlement.

Interest expense decreased $789 to $671 for the three months ended December 31, 1998 compared to $1,460 for the three months ended December 31, 1997.
For the nine months ended December 31, 1998, interest expense decreased $2,575 to $1,699 compared to $4,274 for the nine months ended December 31, 1997. For the three and nine months ended December 31, 1998, $79 and $578, respectively, of the decrease related to real estate operations. The decrease was due to the absence of debt on the property disposed of in fiscal 1998 partially offset by interest incurred in the current fiscal year in connection with the property opened in October 1998. Interest expense related to corporate activities declined $710 and $1,997, respectively, for the three and nine months ended December 31, 1998, due primarily to the termination or settlement of certain employee deferred compensation plans and other benefit plans of subsidiaries of the Corporation, which obligations had originally been recorded at a discount, and the repayment of a secured debt facility during fiscal 1998. This decline in interest expense for corporate activities was partially offset for both periods by additional interest expense related to the note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee.

NATIONAL STEEL CORPORATION

The decrease in net preferred dividend income for the three and nine months ended December 31, 1998 as compared to the prior year and the loss on the NSC Settlement are due to the November 1997 redemption of the NSC preferred stock by NSC and the settlement of all related liabilities (see Note 3).

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income of affiliates was $1,288 compared to an equity in income of $1,079 for the three months ended December 31, 1997. The increase primarily related to the results of operations of Phar-Mor for the period. Equity in income was $936 for the nine months ended December 31, 1998 compared to an equity in loss of $1,531 for the nine months ended December 31, 1997. The increase was primarily due to an improvement in Phar-Mor's operating results for the current year compared to the prior year. For the most part, the improved results primarily related to severance expense paid to Phar-Mor's former chief executive officer in the prior fiscal year.

INCOME TAXES

The Corporation recorded no federal income tax provision for the current or prior year. Any income tax benefit related to the current or prior year's loss was offset by a corresponding change in the deferred tax asset valuation allowance. The tax expense for the current and prior year represent state income taxes related to real estate operations.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in results of operations of consolidated subsidiaries for the three months ended December 31, 1998 was not significantly different than for the three months ended December 31, 1997. For the nine months ended December 31, 1998, the minority interest decreased $202 to $123 compared to $325 in the prior year. The decrease related primarily to reduced earnings on real estate still owned as well as a result of a property sold in fiscal 1998.

DISCONTINUED OPERATIONS

The gain on discontinued operations resulted from the sale of USHDI in November 1997.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends have increased to $7,127 and $20,876 for the three and nine months ended December 31, 1998, respectively, compared to $6,474 and $18,972 for the three and nine months ended December 31, 1997, respectively. The increase was due to (i) an increase of $104 and $300, respectively, in the amortization of discount on the Series A preferred stock, and (ii) an increase of $549 and $1,604, respectively, in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts.

                          LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 1998, the Corporation had cash and short-term investments of approximately $29,246. During the nine months ended December 31, 1998, the Corporation committed approximately $4,537 to new investments and $1,412 to real estate development.

The debt of the Corporation consists of a note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee and the debt of consolidated real estate partnerships, which debt is without recourse to the parent company, Avatex Corporation. The Corporation has two issues of redeemable preferred stock outstanding. Beginning with the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividends on its Series A preferred stock or its convertible preferred stock. The Corporation also did not make the annual sinking fund payments on the convertible preferred stock due January 1998 and January 1999.

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

The Corporation continuously evaluates current and potential investments in connection with an ongoing review of its investment strategies and, as opportunities arise, will continue to invest in real estate and other publicly and privately held companies which the Corporation believes would be a strategic fit. The Corporation may also decide to sell those investments which no longer fit its investment criteria. In addition, the Corporation may pursue the acquisition of an operating company.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. There-fore, the Corporation will be required to adopt SFAS No. 133 for its fiscal year beginning April 1, 2000. The Corporation has not yet determined the impact, if any, from the adoption of SFAS No. 133.

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

                         PART II - OTHER INFORMATION

                     AVATEX CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

With respect to the matters reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998, the following additional information is provided:

MCKESSON/VENDOR LITIGATION. With reference to the Delaware lawsuit that seeks to enjoin the Corporation from prosecuting its Texas lawsuit against McKesson Corporation ("McKesson") and certain pharmaceutical manufacturers,
(i) on August 24, 1998, the Delaware Bankruptcy Court denied the plaintiffs' first motion for summary judgment and ruled that the parties should return to Texas and move the Texas lawsuit forward as much as possible, and (ii) on November 12 and 16, 1998, the Delaware Bankruptcy Court granted in part and denied in part the plaintiffs' second motion for summary judgment and ruled that the Corporation is judicially estopped from pursing counts one, two and three of the Texas lawsuit (for fraud, negligent misrepresentation and conspiracy). The Delaware Bankruptcy Court also indicated that, if discovery shows that there is "substantial overlap" between the factual allegations underlying counts one, two and three and those underlying the remaining counts (for breach of confidential relationship, tortious interference with contract, interference with business and business disparagement), those counts may be barred as well. The Corporation has filed a motion to revise the November 12 and 16, 1998 order and a motion for leave to appeal the order. The plaintiffs have moved to stay the Texas lawsuit described below pending final resolution of the Delaware Bankruptcy Court proceedings and have filed a renewed motion for summary judgment asserting that the Corporation should be judicially estopped from pursuing the remaining counts in the Texas lawsuit.

In the Texas lawsuit, on November 17, 1998, the Dallas Bankruptcy Court issued a Memorandum Opinion and Order that granted the Corporation's motion to remand the Texas lawsuit back to Texas state court. As a result of the Delaware Bankruptcy Court's November 12 and 16, 1998 decision, the Dallas Bankruptcy Court dismissed counts one, two and three of the Texas lawsuit to the extent that the claims were brought by the Corporation, and remanded the remaining counts to state court. The defendants in the Texas lawsuit have appealed the remand order and the Corporation has cross-appealed the dismissal order. On December 3, 1998, McKesson filed a counterclaim in the Texas lawsuit against the Corporation and a third party complaint against Bart A. Brown, Jr., the Chapter 7 Trustee of FoxMeyer Corporation ("FoxMeyer"), and three of the Corporation's officers: Abbey Butler, Melvyn Estrin and Edward Massman, alleging claims of fraudulent misrepresentation, negligent misrepresentations, breach of letter agreement and inducing breach of contract. On January 7, 1999, the Dallas Bankruptcy Court denied the defendants' motion to stay the Texas lawsuit pending final resolution of the Delaware Bankruptcy Court proceedings. If the Corporation is successful in its appeal of the Delaware Bankruptcy Court's November 12 and 16, 1998 decision, then the Corporation will request the state court to reinstate counts one, two and three in the Texas lawsuit.

BEN FRANKLIN LITIGATION. With reference to the three pending lawsuits filed by the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), against certain former officers and directors of Ben Franklin, on October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions in two of the lawsuits. The Opinions, which were submitted in accordance with 28 U.S.C. 157(c)(1) in lieu of proposed findings of fact and conclusions of law, granted motions to dismiss two of the lawsuits against all of the defendants except David Brainard. On December 1, 1998, the Bankruptcy Court issued another Memorandum Opinion in one of these two lawsuits denying a motion for reconsideration. The plaintiffs in these two lawsuits are now attempting to object to or to appeal from the Opinions. The third lawsuit that is pending in Illinois state court is subject to a similar motion to dismiss that was filed in January 1999.

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

DERIVATIVE ACTION. With reference to the purported derivative litigation filed by certain preferred stockholders of the Corporation against ten of its current and former directors, the Corporation has been paying the initial defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and the conditions of indemnification agreements between the Corporation and certain of the defendants. On January 29, 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, one of the two parties that commenced the litigation, was voluntarily discontinued with prejudice.

1994 MERGER LITIGATION. With reference to the lawsuit filed in connection with the merger of FoxMeyer into a wholly-owned subsidiary of the Corporation, a stipulation was entered in October 1998 that governs certain scheduling matters, including briefing of plaintiffs' class certification motion.

MIDWEST FREIGHT LITIGATION. Thomas L. Anderson, the former president of FoxMeyer, is the defendant in a lawsuit brought by Midwest Freight Systems, Inc. ("Midwest") and Leo Glynn in the United States District Court for the Western District of Missouri, Case No. 97-0089CV-W-2. The lawsuit relates to Midwest's purchase in 1991 of substantially all of the assets of Healthcare Transportation System, Inc., which was then a subsidiary of FoxMeyer.
Midwest has asserted claims against Mr. Anderson for breach of contract, fraud, negligent misrepresentation and tortious interference with contract. Mr. Anderson has denied all liability in the lawsuit. In December 1998, a verdict was rendered and a judgment was entered in favor of the plaintiff in the amount of $50,000, and Mr. Anderson has filed a post-trial motion challenging the judgment. Mr. Anderson has asserted that the Corporation is required to indemnify him under the terms of the 1994 Merger Agreement between the Corporation and FoxMeyer. The Corporation is currently paying Mr. Anderson's defense costs in the lawsuit.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

The Corporation did not declare, nor did it pay, the dividends due for the quarterly periods since October 15, 1996 on either the convertible preferred stock or the Series A preferred stock. These two issues are cumulative. The cumulative dividends accrued and unpaid at December 31, 1998 were approximately $7.3 million ($11.25 per share) for the convertible preferred stock and $45.3 million ($10.51 per share) for the Series A preferred stock. In addition, the annual sinking fund payments to purchase 88,000 shares of the convertible preferred stock in January 1998 and January 1999 were not made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                27   -    Financial Data Schedule

         (b)  REPORTS ON 8-K

                No Current Reports on Form 8-K were filed by the Corporation during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AVATEX CORPORATION



February 5, 1999       By:     /s/ Edward L. Massman
                               -------------------------------------------------
                               Edward L. Massman
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)

February 5, 1999       By:     /s/ Scott E Peterson
                               -------------------------------------------------
                               Scott E Peterson
                               Vice President Finance and Controller
                               (Principal Accounting Officer)