Form 10-K
period 1999-03-31
AVATEX CORP
filed 1999-06-29
CIK 716644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-8549

                               AVATEX CORPORATION
             (Exact name of registrant as specified in its charter)


                              DELAWARE                                               25-1425889
   (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

      5910 NORTH CENTRAL EXPRESSWAY, SUITE 1780, DALLAS, TEXAS                          75206
              (Address of principal executive offices)                                (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 214-365-7450

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               TITLE OF EACH CLASS
 Common Stock, par value $5 per share
 $5 Cumulative Convertible Preferred Stock
 $4.20 Cumulative Exchangeable Series A Preferred Stock

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

On June 23, 1999, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $7,343,000.

On June 23, 1999, there were 13,806,487 shares of the registrant's common stock outstanding before deducting 801,101 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                     PART I

ITEM 1.  BUSINESS

Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

The Corporation was incorporated in Delaware on September 27, 1982, to effect a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries in which NSC assets pertaining to the steel industry were separated from its non-steel assets. On September 13, 1983, NSC was merged into a subsidiary of the Corporation and the stockholders of NSC became stockholders of the Corporation. The Corporation sold substantially all of its investment in NSC and related metals operations by fiscal 1991 and invested in distribution businesses, principally FoxMeyer Corporation ("FoxMeyer"). On August 27, 1996, the Corporation's subsidiary, FoxMeyer, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 8, 1996, the Bankruptcy Court approved the sale of the principal assets of FoxMeyer and FoxMeyer Drug Company ("FoxMeyer Drug") to McKesson Corporation ("McKesson"). On March 18, 1997, the Chapter 11 cases were converted into Chapter 7 liquidation cases. In September 1995 and September 1997, the Corporation directly and indirectly acquired certain equity investments in Phar-Mor and currently owns approximately 38.4% of Phar-Mor's outstanding common stock.

On June 18, 1999, the Corporation announced that it had reached an agreement with the holders of a majority of its two series of preferred stock on the terms of a revised merger between the Corporation and Xetava Corporation ("Xetava"), a wholly-owned subsidiary of the Corporation, and the settlement of three lawsuits brought by certain holders of the Corporation's preferred stock against the Corporation and Xetava relating to a prior merger transaction announced in April 1998. See disclosures in Items 3, 7 and 8 concerning the proposed merger and its impact on the Corporation.

                             DESCRIPTION OF BUSINESS

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:
This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of the Corporation's management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that the Corporation may be unable to implement its strategies to reduce the possibility it may not continue as a going concern. In industries in which the Corporation operates or invests, it also faces risks associated with currently unforeseen competitive pressures; the ability of the Corporation's and investees' management to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, customer concentration issues, millennium compliance issues and the effects of general economic conditions. In addition, the Corporation's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Corporation's reports and statements filed from time to time with the Securities and Exchange Commission, including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Corporation's fiscal year ends on March 31; therefore, references to fiscal 1999, fiscal 1998, etc. herein refer to the Corporation's fiscal year ending on March 31 of that year.

REAL ESTATE

The Corporation made certain investments in real estate through limited partnerships. These limited partnerships were controlled by wholly-owned subsidiaries of the Corporation which held 50% partnership interests in these limited partnerships. The limited partnerships were engaged in the buying, holding, operating and disposing of real estate. At March 31, 1999, the Corporation owned interests in three real estate developments consisting of hotels and an office building. On May 12, 1999, the Corporation announced it had reached an agreement to sell its interests in these three real estate developments. At the closing of the sale on May 27, 1999, the Corporation received $11.4 million in cash and a one-year, secured note in the amount of $0.6 million. See "Item 7. Overview" and Note S to the consolidated financial statements. The real estate developments were as follows:

A 38,510 square foot office building and 150 room hotel located in Annapolis, Maryland. Both properties were purchased in November 1993 and refurbished. The office building was approximately 84% occupied and the hotel was approximately 63% occupied during fiscal 1999.

A 194 room hotel located in Washington, D.C. in the Watergate area. A partnership in which the Corporation is a general partner assumed operating control of the hotel in November 1995 and had refurbished the property.
The fiscal 1999 occupancy rate was approximately 78%.

A 103,000 square foot office building with adjoining townhouse located in the Scott Circle area of Washington, D.C. was purchased in May 1996. The townhouse was sold in January 1998. The office building was renovated into a 156 room hotel which opened in October 1998. The occupancy rate since opening has been approximately 65%.

EQUITY INVESTMENT IN PHAR-MOR, INC.

The Corporation owns approximately 38.4% of Phar-Mor's outstanding common stock.

Phar-Mor operates a chain of 138 discount retail drugstores in 24 states, under the names "Phar-Mor", "Pharmhouse" and "The Rx Place", devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. Approximately 40% of Phar-Mor stores are located in Pennsylvania, Ohio and West Virginia; 20% are located in Virginia, North Carolina and South Carolina; and 14% are located in New York and New Jersey.

During fiscal 1999, Phar-Mor acquired 2,086,200 shares of the Corporation's common stock (15.1% of the currently issued shares of common stock) at a cost of approximately $5.0 million. The Corporation has been advised by Phar-Mor that it will acquire, from certain preferred stockholders of the Corporation, an additional 2,862,400 shares of the Corporation's common stock (20.7% of the currently issued shares) at $2.00 per share upon consummation of the proposed Avatex and Xetava merger. See "Item 7. Overview" and Note S to the consolidated financial statements.

OTHER

The Corporation holds an approximate 11.4% common stock interest in Carson, Inc. ("Carson"), a global manufacturer of cosmetics.

At March 31, 1999, the Corporation had an approximate 3.2% common stock interest in JW Genesis Financial Corp., a full service securities broker and investment banking firm providing securities transaction processing and other related services. The Corporation sold a substantial portion of its interest during April and May 1999 at prevailing market prices.

The Corporation has an approximate 5.0% common stock interest in Imagyn Medical Technologies, Inc. ("Imagyn"), a developer, manufacturer and distributor for the urology, minimally invasive and general surgery, and gynecology markets. In May 1999, Imagyn consented to the entry of an order of relief in a Chapter 11 bankruptcy proceeding and indicated that the currently outstanding common stock would probably be canceled and the common stockholders would likely receive no distributions as a result of any reorganization plan.

The Corporation holds the equivalent of an approximate 12.9% fully-diluted interest in RAS Holding Corp. ("RAS"), assuming conversion of all the outstanding RAS preferred stock and the exercise of all the outstanding RAS options and warrants. RAS is a privately-held corporation involved in the development and distribution of medical optical devices.

The Corporation holds the equivalent of an approximate 6.3% interest in Caring Technologies, Inc. ("Caring"), which is a privately held corporation that develops, manufactures and markets miniature continuous-wear vital signs monitors that combine proprietary sensor and wireless data transmission technologies. In addition, in May 1999, the Corporation made a one year, secured loan for $1.0 million to Caring and also received five-year warrants to purchase 1.0 million shares of common stock at $1.30 per share.

The Corporation, through a limited liability company, holds the equivalent of an approximate 20.5% interest in Chemlink Laboratories LLC ("Chemlink"), which is principally engaged in the development, manufacture and distribution of effervescent tablet formulations for use in cleaning, disinfectant and sterilization applications as well as in various household products.

The Corporation has an approximate 12.3% indirect ownership interest in AM Cosmetics, Inc. ("AM"), a leading privately held manufacturer of low cost cosmetics. Subsequent to the fiscal year end, AM undertook a reorganization plan which has reduced the Corporation's ownership interest to approximately 3.9%.

The Corporation owns $1.25 million of preferred stock of HPD Holdings Corp. ("HPD"), which is a privately held corporation whose subsidiary manufactures, sells and distributes household product lines. The Corporation also owns 2.5% of the common stock of HPD.

The interests in Chemlink, HPD and RAS noted above are the Corporation's direct interest and do not give effect to Phar-Mor's investments in these same companies. Phar-Mor has an approximate 6.9% interest in RAS on a fully-diluted basis, a 17.9% interest in Chemlink, and also owns $1.25 million of preferred stock and 2.5% of the common stock of HPD.

The Corporation owned 17.4% of Ben Franklin Retail Stores, Inc. ("Ben Franklin") which filed for protection under the Bankruptcy Code in July 1996 and subsequently liquidated its assets under Chapter 7 of the Bankruptcy Code. The Corporation wrote off its investment in Ben Franklin in fiscal 1997 as a result of the bankruptcy filing.


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

It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by the Corporation for certain of its former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation may have environmental liabilities that the Corporation cannot, in its judgment, estimate at this time and that losses attributable to remediation costs may arise at other sites. Management recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and that further information may ultimately change management's current assessment. See Note N to the consolidated financial statements of the Corporation and "Item 3. Legal Proceedings" contained herein for a discussion of outstanding environmental actions involving the Corporation.

                                    EMPLOYEES

The number of persons employed by the Corporation and its consolidated subsidiaries was 13 at March 31, 1999. This number does not include 151 employees of the consolidated real estate limited partnerships who were employed at March 31, 1999 by their respective management companies.

ITEM 2.  PROPERTIES

The Corporation's executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, contains approximately 8,997 square feet of space under a lease agreement that expires in December 2001. The Corporation licenses approximately 57% of such office space to other entities in which the Corporation has invested.

The following additional information is provided for the real estate properties discussed in Item 1 under the caption "Real Estate". As stated in
Item 1, the Corporation sold its interests in these properties on May 27, 1999.

The Corporation had an investment in a hotel and office building located in Annapolis, Maryland that had a book value of $4.9 million and was encumbered by a $5.1 million loan. The occupancy rate for the hotel for fiscal 1995 through fiscal 1999 was 43%, 65%, 64%, 66% and 63%, respectively. The occupancy rate at year end for the office building for fiscal 1995 through fiscal 1999 was 95%, 100%, 100%, 91% and 84%, respectively. The loan was assumed by the other partner in the development when the Corporation's interest in the property was sold to that partner in May 1999. The office building had two tenants which occupied more than 10% of the 38,510 net rentable square feet. Fleet Business School occupied approximately 29% and NationsBank approximately 16% of the lease space. The average rental per square foot at the office building was $22.46 at March 31, 1999. The following table sets forth the lease expirations at the office building for all current tenants:


      Fiscal Year           Number of Tenants    Lease in Square Feet       Annual Rental        % of Annual Rental
-------------------------------------------------------------------------------------------------------------------
         2000                      4                   21,119                  $ 493,359                72.9%
         2002                      1                    2,900                     63,800                 9.4%
         2003                      4                    6,114                    119,744                17.7%
===================================================================================================================

The Corporation had an investment in a hotel located in the Watergate area of Washington, D.C. that had a book value of $8.4 million and was encumbered by two loans totaling $7.3 million. The occupancy rate for the hotel since its acquisition in fiscal 1995 was 66%, 62%, 79% and 78%, respectively, for fiscal 1996 through fiscal 1999. The loans were repaid when the property was sold in May 1999.

The Corporation had an investment in another hotel located in the Scott Circle area of Washington, D.C. that had a book value of $16.9 million and was encumbered by a construction loan of $13.2 million. The occupancy rate since the opening of the hotel in October 1998 was approximately 65%. The partnership that owns the property redeemed the Corporation's partnership interest in May 1999, and the lenders agreed to release the Corporation's subsidiary from liability on the construction loan.

ITEM 3.  LEGAL PROCEEDINGS

MCKESSON\VENDOR LITIGATION

On January 10, 1997, the Corporation filed a ten count lawsuit against McKesson and certain major pharmaceutical manufacturers styled FoxMeyer Health Corporation v. McKesson Corporation, et al., Cause No. 9700311, in the 95th Judicial District Court of Dallas County, Texas (the "McKesson Litigation"). In November 1998, the Corporation filed an amended petition, in which it withdrew three of the counts asserted in its original petition. As so amended, the Corporation alleges in the McKesson Litigation, among other things, that McKesson and the pharmaceutical manufacturers conspired to drive the Corporation's pharmaceutical distribution subsidiary, FoxMeyer Drug, out of business, and that McKesson obtained confidential financial and competitive information and used the information to cause damage to the Corporation. The Corporation seeks to recover in excess of $400 million in compensatory damages, plus punitive damages. In February 1997, certain defendants removed the lawsuit to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, and moved to transfer the McKesson Litigation to the United States Bankruptcy Court for the
District of Delaware as a proceeding related to the Chapter 11 case of FoxMeyer Drug. On August 27, 1997, the Dallas Bankruptcy Court entered an order denying the defendants' motion to transfer and, on November 17, 1998, the Court granted the Corporation's motion to remand the McKesson Litigation back to Texas state court. As a result of a decision by the Delaware
Bankruptcy Court (described below), the Dallas Bankruptcy Court also dismissed counts one, two and three of the Texas lawsuit to the extent that the claims were brought by the Corporation. On May 18, 1999, the United
States District Court for the Northern District of Texas, Dallas Division, affirmed the Dallas Bankruptcy Court's decision to remand the McKesson Litigation back to Texas state court and denied as moot its decision not to transfer the McKesson Litigation to the Delaware Bankruptcy Court. The
District Court has not yet ruled on the Corporation's cross-appeal of the Dallas Bankruptcy Court's order dismissing counts one, two and three. On June 16, 1999, certain of the defendants filed a notice of appeal of the portion of the District Court's decision that denied as moot the appeal of the Dallas Bankruptcy Court's decision not to transfer the McKesson Litigation to the Delaware Bankruptcy Court.

In addition, on December 3, 1998, McKesson filed a counterclaim against the Corporation and a third party complaint against Bart A. Brown, Jr., the Chapter 7 Trustee (the "Trustee") of FoxMeyer and FoxMeyer Drug, and three of the Corporation's current or former officers, Abbey Butler, Melvyn Estrin and Edward Massman, alleging claims of fraudulent misrepresentation, negligent misrepresentation, breach of letter agreement and inducing breach of contract. The Corporation and the third party officer defendants believe that the counterclaim and the third party claims are without merit and will vigorously defend themselves against such claims.

On February 26, 1997, the Official Unsecured Creditors' Committee of the FoxMeyer and FoxMeyer Drug bankruptcy estates (the "Committee") filed a lawsuit against the Corporation in the Delaware Bankruptcy Court under Adversary No. 97-20. In the Delaware lawsuit, the Committee sought a declaration that the claims asserted by the Corporation in the McKesson Litigation are property of the FoxMeyer and FoxMeyer Drug estates and an injunction barring the Corporation from continuing to prosecute the McKesson Litigation. The Trustee has succeeded to the interests of the Committee, and McKesson and the other Texas defendants subsequently intervened in the Committee's lawsuit. McKesson filed its own complaint and asserted that (a) as of the commencement of the Chapter 11 cases in August 1996, the claims asserted in the McKesson Litigation were property of the FoxMeyer and FoxMeyer Drug estates, and (b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug, the claims were transferred to McKesson. On August 24, 1998, the Delaware Bankruptcy Court denied the Texas defendants' first motion for summary judgment and ruled that the parties should return to Texas and move the McKesson Litigation forward as much as possible. On November 12 and 16, 1998, the Delaware Bankruptcy Court granted in part and denied in part the Texas defendants' second motion for summary judgment and ruled that the Corporation is judicially estopped from pursuing counts one, two and three of the Texas lawsuit (for fraud, negligent misrepresentation and conspiracy). The Delaware Bankruptcy Court also indicated that, if discovery shows that there is "substantial overlap" between the factual allegations underlying counts one, two and three and those underlying the remaining counts (for breach of confidential relationship, tortious interference with contract, interference with business and business disparagement), those counts may be barred as well. The Corporation has filed a motion to revise the November 12 and 16, 1998 order, and the Texas defendants have filed a renewed motion for summary judgment with respect to the remaining four counts, to which the Corporation has objected. The parties are awaiting a ruling on these motions, both of which were heard on April 14, 1999. In addition, the Corporation has recently entered into a settlement agreement with one of the manufacturer defendants in the McKesson Litigation, under which the Corporation received a confidential settlement payment.

1994 MERGER LITIGATION

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which FoxMeyer would be merged with and into a wholly-owned subsidiary of the Corporation, making FoxMeyer a wholly-owned subsidiary of the Corporation. Shortly after the announcement, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors in the Delaware Court of Chancery. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a

Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996. The amended complaint alleged that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleged that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. In fiscal 1999, the parties reached a tentative settlement of the lawsuit in which the Corporation will pay the class the amount of $1,450,000, a portion of which will be paid by the directors' insurance carrier. The settlement is subject to definitive documentation and approval by the Delaware Court of Chancery.



1996 SHAREHOLDER LITIGATION

The Corporation and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Corporation's common and its Series A and convertible preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Corporation and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning its National Distribution Center and Delta computer systems and the resulting impact on the Corporation's existing and future business and financial condition. On March 31, 1998, the Court denied the Corporation's motion to dismiss the amended complaint in the lawsuit. Discovery is proceeding in the lawsuit, and the parties are awaiting a ruling on the plaintiffs' class certification motion. The Corporation intends to continue to vigorously defend itself in the lawsuit.

The Corporation and its Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in Grossman v. FoxMeyer Health Corp., et al., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. The lawsuit purports to be brought on behalf of all holders of the Corporation's common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the Zuckerman action described above. On September 28, 1997, the Court denied the Corporation's motion for summary judgment in the lawsuit. Discovery is proceeding in the lawsuit, and the Corporation intends to continue to vigorously defend itself in the lawsuit.

PREFERRED STOCKHOLDER LITIGATION

In April 1998, three lawsuits were filed by certain of the Corporation's preferred stockholders relating to the proposed merger of the Corporation into Xetava. First on April 23, 1998, Elliott Associates, L.P. ("Elliott") filed a lawsuit against the Corporation, Xetava and seven of the Corporation's directors in the Delaware Court of Chancery. In this lawsuit, Elliott sought to enjoin the proposed merger by alleging that (i) the proposed merger required the consent of the holders of the Corporation's preferred stock, (ii) the individual defendants' actions in approving the merger breached their fiduciary duties of care and loyalty, and (iii) the individual defendants further breached the fiduciary duties by structuring the merger in a manner calculated to entrench themselves in office. Second, on April 23, 1998, Harbor Finance Partners, Ltd. and Anvil Investment Partners, L.P. (collectively, "Harbor") filed a purported class action lawsuit, allegedly on behalf of the holders of the Corporation's two series of preferred stock, against the Corporation and the same seven individual defendants in the Delaware Court of Chancery. In this lawsuit, Harbor alleged the same allegations contained in the first two counts of the Elliott lawsuit, and further alleged that (i) the defendants breached the implied covenant of good faith in the "organic corporate documents" applicable to the preferred stock and (ii) the defendants' actions constituted an anticipatory breach of such documents. Third, on April 29, 1998, Robert Strougo filed a lawsuit against the Corporation and the seven individual defendants in the Delaware Court of Chancery, which was substantially identical to the Harbor lawsuit. In August 1998, the Delaware Supreme Court ruled in these lawsuits that the holders of the Corporation's convertible preferred stock have the right to vote separately as a class on the proposed merger of the Corporation into Xetava, as it was structured and announced by the Corporation on April 14, 1998. On June 18, 1999 the Corporation announced an agreement with the plaintiffs to settle and dismiss the lawsuits in connection with the revised proposed merger of Xetava into the Corporation. The settlement of the lawsuits is subject to various conditions, including the approval of the Delaware Court of Chancery and the closing of the proposed merger transaction, which in turn is subject to various conditions, including the approval of the transaction by the Corporation's common and two series of preferred stockholders, voting separately as a class. See Note S to the consolidated financial statements.

DERIVATIVE LITIGATION

On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the Corporation's current directors and three of its former directors who were members of its Personnel and Compensation Committee, under No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were originally two holders of the Corporation's Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey Butler and Melvyn Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to the Corporation's stockholders, (ii) the compensation arrangements between the Corporation and Messrs. Butler and Estrin constitute corporate waste, and
(iii) the defendants caused the Corporation's subsidiaries and affiliates to improperly purchase the Corporation's common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the Court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. Discovery is proceeding in the lawsuit. The Corporation has been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and conditions of Indemnification Agreements between the Corporation and certain of the defendants.

NATIONAL ALUMINUM CORPORATION

During the fiscal year ended March 31, 1990, the Corporation disposed of the operating assets of its subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, the Corporation retained responsibility for certain environmental matters, as described in paragraphs (a) through (g) below:

(a) DIAZ. In June 1988, NAC received notification that it was considered to be one of several hundred potentially responsible parties ("PRPs") for the clean-up of a site known as the Diaz Refinery located in Diaz, Arkansas. In September 1989, a complaint was filed against NAC and others in the Chancery Court of Jackson County, Arkansas, styled Grantors to the Diaz Refinery PRP Committee Site Trust, et al. v. Rheem Manufacturing Company, et al., in which a PRP steering committee sought a declaratory judgment relating to cleanup liability and cost recovery at the site. In January 1990, NAC was dismissed as a defendant and realigned as a plaintiff, and thereby joined the PRP steering committee that is participating in site remediation activities. Assuming final approval of the cleanup by the State of Arkansas, NAC does not anticipate any additional material costs at the site.

(b) FISHER-CALO. In October 1990, the Environmental Protection Agency (the "EPA") sent a Special Notice Letter to approximately 350 PRPs, including NAC, demanding payment of the EPA's past costs and requesting voluntary participation in performing or financing the remedial design/remedial action at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana. In August 1991, approximately 52 PRPs, including NAC, executed a Consent Decree to perform the remedial design/remedial action. Under the Consent Decree and Cost Sharing Agreement among the PRPs, NAC paid its allocated share of approximately $890,000 of the estimated $25 to $35 million total cost of the cleanup. Excluding any potential cost overruns, funding of the contribution action against the non-participating PRPs and annual administrative fees of approximately $4,000, NAC does not anticipate any additional material costs at the site.

(c) GRANVILLE SOLVENTS. In May 1995, a complaint was filed against NAC and others in the United States District Court for the Southern District of Ohio styled AT&T Global v. Union Tank Car Co., in which a PRP group seeks to recover costs incurred relating to the Granville Solvents site located in Granville, Ohio. In August 1995, NAC was dismissed as a defendant following its payment of approximately $18,000 for its allocated share of past costs and agreement to join the PRP group and participate in funding the remedial work at the site. NAC also signed an Administrative Order on Consent with the EPA. The total cost of the remedial work at the site is estimated to be approximately $8.5 million, and NAC's allocated share is likely to be approximately 1.0% of the total cost and the related litigation assessments for cost recovery actions against non-participating PRPs.

(d) GREEN RIVER. In January 1992, the EPA notified NAC that it was considered to be one of a number of PRPs with respect to the disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. With respect to costs associated with the investigation and remediation of the site, including but not limited to the remedial investigation/feasibility study ("RI/FS") and the remedial action, NAC has paid a total of approximately $267,000 of the total estimated costs, and expects to pay in the future a small amount each year for operating and maintenance costs. In 1997, NAC and a number of other parties received a demand from the EPA to recover certain of its costs incurred at the site, estimated at $1.2 million. NAC is supporting efforts of the PRPs that previously paid the costs to investigate and remediate the site to have the EPA's costs paid by non-participating PRPs. In any event, NAC believes that its share of such costs is unlikely to exceed $60,000 based on a volumetric allocation. In addition, at the direction of the EPA, the PRPs have agreed to undertake limited groundwater monitoring in an attempt to establish that groundwater remediation is unnecessary. Should groundwater remediation be necessary, NAC would allegedly be responsible for its volumetric share of the costs, which costs cannot be estimated at this time.

(e) HASTINGS/AMERIMARK. In April 1992, the United States District Court for the Western District of Michigan ruled in favor of Amerimark Building Products, the successor to Hastings Building Products, Inc., that NAC was liable for 50% of all future costs of removal or remedial action related to the mask wash contamination of soil and groundwater in the vicinity of a former NAC plant located in Hastings, Michigan. Thereafter, the court entered an amended ruling that NAC was liable for 75% of response costs incurred to date and any further response costs related to mask wash contamination that are not inconsistent with the national contingency plan. NAC has paid approximately $530,000 of response costs incurred to date at the site, and expects to pay at least $300,000 depending on the status of the water treatment plan at the site, plus ongoing operating and maintenance costs.

(f) NORTHEAST GRAVEL. NAC is one of 25 PRPs participating in a RI/FS at the Northeast Gravel Site located in Plainfield, Michigan. Based on its 0.19% allocated share among the PRP group, NAC had paid its $955 share of the $300,000 total cost of the RI/FS at the site. The PRP group has completed the remedy at the site and expects to receive the final settlement agreement in the near future. NAC does not anticipate any additional material costs at the site.

(g) ORGANIC CHEMICAL. In March 1991, NAC received notification that its former Hastings Aluminum Products division was considered to be one of a number of PRPs for wastes present at the Organic Chemical Site located near Grandville, Michigan. In the notice, the EPA requested NAC's voluntary participation in certain remedial actions and, in January 1992, the EPA issued an Administrative Order requiring NAC and approximately 150 other PRPs to perform remediation of operating unit one at the site. A group of PRPs, including NAC, is performing the first remediation at the operating unit one and, in March 1999, executed a Consent Decree with respect to remediation of operating unit two. NAC anticipates that its remaining costs at the site will consist of (i) NAC's 2.0% allocated percentage of at least $500,000 in ongoing pump and treatment costs at operating unit one to be paid over a number of years, (ii) approximately $66,000 of costs attributable to NAC's share of operating unit two remediation costs,
(iii) NAC's 2.0% allocated percentage of future EPA oversight costs permitted under the Consent Decree, which NAC estimates are likely to be de minimus, and
(iv) NAC's share of assessments attributable to cost recovery action brought against non-participating PRPs.

BULL MOOSE TUBE COMPANY

In August 1988, the Corporation sold all of the outstanding stock of Bull Moose Tube Company to Caparo, Inc. (collectively, "Caparo"). Caparo has indicated that it will seek indemnification from the Corporation for the costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, at which plant roads were allegedly sprayed with dioxin contaminated oil in 1973 and 1977. The contamination has been remediated under an EPA plan. The EPA may seek recovery of removal and transportation (but not incineration) costs from Caparo, which may then seek recovery of such costs, along with defense costs, from the Corporation. In 1997, Caparo provided the Corporation with certain initial cost information totaling approximately $305,000. The information is an estimate only, and the Corporation believes that it has certain defenses available to it under the original stock purchase agreement.

FOXMEYER CORPORATION

In April 1998, the Trustee filed a lawsuit against the five former directors of FoxMeyer, alleging that the defendants breached their fiduciary duties in connection with the June 19, 1996 dividend of certain assets to the Corporation. The defendants have denied liability in the lawsuit and, in connection with the October 1997 settlement of a separate lawsuit brought by the Trustee against the Corporation relating to the dividend, the defendants received covenants not to execute from the Trustee. The Corporation is paying the initial defense costs of the defendants in the lawsuit by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of FoxMeyer.

BEN FRANKLIN RETAIL STORES, INC.

In 1997, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin, filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. On October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all of the defendants except David Brainard. On December 1, 1998, the Bankruptcy Court denied a motion to reconsider one of these opinions, and the plaintiffs have filed objections to both opinions with the United States District Court for the Northern District of Illinois. In the third lawsuit, pending in Illinois state court, the court struck the plaintiffs' second amended complaint and ordered a third amended complaint to be filed. If liability is ever imposed in any of the lawsuits, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

OTHER

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                  PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is traded on the OTC Bulletin Board system. Prior to February 1, 1999, the Corporation's common and and its two series of preferred stocks traded on the New York Stock Exchange ("NYSE"). At May 31, 1999, the Corporation had 5,688 common stock holders of record. Information concerning the high and low market prices of the Corporation's common and preferred stocks and dividends declared on such stocks for each quarter in the last two fiscal years are shown below. Prior to February 1, 1999, the prices presented are the high and low sale prices as reported on the NYSE Composite Tape. After January 31, 1999, the prices presented are bid prices which represent prices quoted by broker-dealers on th OTC Bulletin Board system and do not necessarily reflect prices from actual transactions.

STOCK PRICES FOR FISCAL 1999 AND 1998


                                                                                              Dividends Declared Per
                                                        Market Price Range                            Share
                                        -----------------------------------------------------------------------------
                                              Fiscal 1999                Fiscal 1998
                                        ----------------------------------------------------   Fiscal       Fiscal
                                           High          Low          High          Low         1999         1998
                                        -----------------------------------------------------------------------------
Common Stock  (Symbol: AVAX)
     1st Quarter                        $ 2 11/16    $ 1 13/16       $1 1/2       $ 0  3/4       $0           $0
     2nd Quarter                          2  1/16      0  7/8         2 1/8         0 15/16       0            0
     3rd Quarter                          1  3/16      0  5/8         2 1/8         1  1/4        0            0
     4th Quarter                          1  3/8       0  1/2         2 5/16        1  3/16       0            0
---------------------------------------------------------------------------------------------------------------------
Convertible Preferred Stock (Symbol: AVAXP)
     1st Quarter                         21           14  1/2       10  3/8         9  3/4        0*           0*
     2nd Quarter                         16           12            13  1/4        10             0*           0*
     3rd Quarter                         12  1/2       5            16  1/2        12  1/16       0*           0*
     4th Quarter                          6            2            15  1/2        13 15/16       0*           0*
---------------------------------------------------------------------------------------------------------------------
Preferred Stock  Series A  (Symbol: AVAXO)
     1st Quarter                         16  7/8      11  3/4        8  1/2         6  7/8        0*           0*
     2nd Quarter                         13  3/8       8            11              7 15/16       0*           0*
     3rd Quarter                          8            3  5/16      13  1/2         9  1/2        0*           0*
     4th Quarter                          4  1/2       2  3/4       15             12  7/16       0*           0*
---------------------------------------------------------------------------------------------------------------------

     * Dividends were not declared. Both series of preferred stock provide for cumulative dividends which have been accrued as if declared. For the Convertible Preferred Stock, cumulative unpaid dividends due at March 31, 1999 were $12.50 per share. For the Preferred Stock Series A, cumulative unpaid dividends due at March 31, 1999 were approximately $11.83 per share.

Information with respect to restrictions on the payment of dividends on the common stock, the unpaid cumulative dividends on the preferred stock and the proposed merger with Xetava are incorporated herein by reference to Note I to the consolidated financial statements contained herein in Item 8.

On January 28, 1999, the NYSE informed the Corporation that it no longer met the continued listing requirements of the NYSE and that trading of its common (symbol AAV), convertible preferred (symbol AAVPr) and Series A preferred (symbol AAVA) stocks would be suspended prior to the opening of the NYSE on Monday, February 1, 1999. The Corporation's common and preferred stocks now trade on the OTC Bulletin Board system under the symbols set forth in the table.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements contained herein:

                       AVATEX CORPORATION AND SUBSIDIARIES
                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA


                                                                                       For the years ended March 31,
(In millions of dollars, except per share amounts)                        1999         1998        1997      1996        1995
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
      Revenues                                                          $ 10.5       $ 12.2     $ 12.5    $  10.4     $   4.2
      Operating costs                                                     16.3         21.8       14.9       17.5        14.3
      Operating loss                                                      (5.8)        (9.6)      (2.4)      (7.1)      (10.1)
      Other income (expense)                                              (1.5)       (11.3)      19.2       21.8        47.4
      Financing costs, net                                                 0.5          3.5        4.7        3.6         1.5
      National Steel Corporation                                             -        (53.2)       9.6        3.3         5.4
      Equity in income (loss) of affiliates                                1.3         (3.3)      (5.2)      (4.2)        0.8
      Income tax provision                                                   -          0.1       29.9        3.0         0.3
      Minority interest in results of operations of
         consolidated subsidiaries                                         0.1          0.2       (1.1)       2.1         2.3
      Income (loss) from continuing operations                            (6.6)       (81.2)     (12.3)       5.1        39.4
      Discontinued operations                                                -          3.7     (267.1)     (68.8)        2.2
      Net income (loss)                                                 $ (6.6)      $(77.5)   $(279.4)   $ (63.7)    $  41.6
-----------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
      Basic Earnings per share:
         Continuing operations                                          $(2.65)      $(7.74)   $ (2.10)   $ (0.97)    $  1.38
         Discontinued operations                                             -         0.27     (17.89)     (4.16)       0.15
         Earnings (loss) per share                                      $(2.65)      $(7.47)   $(19.99)   $ (5.13)    $  1.53
      Diluted Earnings per share:
         Continuing operations                                          $(2.65)      $(7.74)   $ (2.10)   $ (0.97)    $  1.37
         Discontinued operations                                             -         0.27     (17.89)     (4.16)       0.15
         Earnings (loss) per share                                      $(2.65)      $(7.47)   $(19.99)   $ (5.13)    $  1.52
      Cash dividends per share                                               -            -          -          -           -
      Average number of  common shares outstanding (in thousands):
          Basic                                                         13,102       13,806     14,931     16,521      14,711
          Diluted                                                       13,102       13,806     14,931     16,521      14,821
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
      Working capital                                                   $ 27.3       $ 40.6     $ 46.4    $ 276.4     $ 444.5
      Total assets                                                       117.2        119.3      167.2    1,577.1     1,777.0
      Capital expenditures                                                12.4          5.6       34.7       40.8        59.1
      Long-term debt                                                      34.3         22.9       27.5      403.8       422.8
      Redeemable preferred stock                                         243.2        215.0      189.4      187.3       175.0
      Stockholders' equity (deficit)                                    (177.9)      (141.9)    (113.5)     202.5       304.2
-----------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
      Current ratio                                                     6.19:1       5.36:1     4.80:1     1.38:1      1.57:1
      Long-term debt as a percent of total capitalization                 34.4%        23.9%      26.6%      50.9%       46.9%
-----------------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. Securities and Exchange Commission regulations require that capitalization ratios also be shown with the redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 278.8%, 247.8%, 209.8%, 74.5%, and 66.3%, respectively, for each of the five years ended March 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


OVERVIEW

The Corporation is a holding company that, along with its subsidiaries, owns interests in hotels, an office building and other corporations and partnerships. Through Phar-Mor, its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

On June 18, 1999, the Corporation announced that it had entered into an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement") with its wholly-owned subsidiary, Xetava. The Revised Merger Agreement amends and restates the Agreement and Plan of Merger between the Corporation and Xetava dated April 9, 1998. Under the Revised Merger Agreement, which was approved by the Corporation's Board of Directors, Xetava will merge with and into the Corporation, and the Corporation's existing preferred stockholders will receive new Class A common stock of the Corporation or, alternately, a combination of cash, secured notes, warrants and other consideration. The Corporation's common stockholders will receive new Class A common stock of the Corporation on a one-for-one basis for their current common stock. Consummation of the proposed merger is subject to, among other things, (i) the approval of the merger by holders of a majority of the Corporation's common stock and by the holders of at least two-thirds of each series of preferred stock, voting separately as a class, (ii) the effectiveness of a registration statement filed with the Securities and Exchange Commission with respect to the Class A shares, the notes and warrants described below, and (iii) the dismissal of Delaware lawsuits filed in connection with the April 1998 merger agreement. The Corporation anticipates a stockholder meeting to approve the merger will take place in the fall of 1999.

Under the Revised Merger Agreement, each share of existing convertible preferred stock will be converted into 9.134 shares of Class A common stock of the Corporation or, at the election of the holder, into $3.7408 in cash, $8.34 principal amount of a 6.75% note to be issued by Avatex Funding, Inc. ("Funding"), a new wholly-owned subsidiary of the Corporation, and warrants to purchase 0.67456 shares of Class A common at $2.25 per share. Each share of Series A preferred stock will be converted into 7.253 shares of Class A common stock of the Corporation or, at the election of the holder, into $2.9705 in cash, $6.623 principal amount of a 6.75% note, and warrants to purchase 0.53567 shares of Class A common at $2.25 per share. In addition, the shareholders of the two series of preferred stock who elect the cash, note and warrant option will receive a deferred contingent right to a portion of any net recovery, up to $7,500, that the Corporation may receive in certain litigation brought by the Corporation against McKesson and a number of large pharmaceutical manufacturers. The amount will be equal to 20% of such net recovery, up to $7,500, with 84% of such recovery available to all the Series A preferred stockholders and 16% available to all the convertible preferred stockholders, with the per share amount to be received by each preferred stockholder equal to its pro rata share of an amount that is calculated based on the total number of shares of preferred stock outstanding immediately before the merger.

Funding will be a new subsidiary whose purpose will be to issue the new 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor, which are now owned by the Corporation. The shares of Phar-Mor will be pledged to secure the notes. The principal of the notes will be due in three years from the date of issuance, and the interest will be payable semi-annually in cash. The Corporation will also guarantee the notes. The warrants to be issued in the merger will expire 5 years and 3 months after closing of the proposed merger.

Assuming each of the preferred stockholders elects to receive the cash, note and warrant option in the proposed merger, the Corporation will be required to pay approximately $15,250 in cash and issue warrants to purchase approximately 2,750,000 shares of the Class A common stock. Funding will be required to issue approximately $34,000 principal amount of the 6.75% notes. Under one of the agreements discussed below, stockholders who represent approximately 48.5% of the convertible preferred and 50.1% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

The Corporation has also entered into settlement, stockholder and voting agreements with the preferred stockholder plaintiffs in the three Delaware lawsuits pending against the Corporation, Xetava and certain of their directors. Under the Stipulation of Settlement entered into by the Corporation and the plaintiffs in the class action lawsuits on behalf of all holders of existing preferred stock and for the plaintiff in the non-class action lawsuit, subject to court approval and effective upon the closing of the merger, all three Delaware lawsuits will be settled and the Corporation will pay up to $1,100 in plaintiffs' attorneys' fees. Under a voting agreement with one of the named plaintiffs in one of the class action lawsuits, such plaintiff and its affiliates have agreed to vote in favor of the proposed merger and to waive any appraisal rights in connection with the proposed merger. Such plaintiff will also receive $300 in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with the plaintiff in the third Delaware lawsuit and another party, these parties and their affiliates and associated companies have agreed to vote in favor of the merger, to elect to receive the cash, note and warrant option and to waive any appraisal rights in connection with the proposed merger.
These parties will also receive $600 in exchange for a ten year standstill agreement, a general release of liabilities and other consideration. In addition, these parties have entered into a stock purchase agreement with Phar-Mor, under which, subject to the consummation of the proposed merger, Phar-Mor has agreed to purchase 2,862,400 shares of the Corporation's common stock from these parties at $2.00 per share with closing to occur at the same time as the Xetava merger. Phar-Mor has been granted a proxy to vote these shares of the Corporation's common stock in favor of the merger.

During the fiscal year ended March 31, 1999, the Corporation made private equity investments in three entities. A brief description of these investments follows.

In April 1998, the Corporation invested in RAS by purchasing 10% Series B convertible preferred stock ("Series B Stock"). In July 1998 and February 1999, the Corporation made additional purchases of the Series B Stock after RAS met certain performance goals. The Corporation's total investment was approximately $1,400. The Corporation also received two-year warrants to purchase additional Series B Stock for an additional investment of $934. On a fully-diluted basis, assuming the exercise of all convertible preferred stock, warrants and options outstanding, the Corporation would own approximately 12.9% of the common stock of RAS. RAS, through its wholly-owned subsidiary Presby Corp., has developed a surgical technique called the Surgical Reversal of Presbyopia ("SRP"), which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia in the human eye. Presbyopia is, in general, the loss of the ability of the human eye to focus on near objects due to aging. RAS is in the process of marketing the SEBs in certain international markets where the SEB has received regulatory approval. The Corporation has been advised that in March 1999 RAS received conditional approval from the FDA to begin its SRP clinical trials in the United States, but that the outcomes of the trials and achieving commercial success of the technique are each highly uncertain. The Corporation has a consulting contract with RAS and also licenses office space at its Dallas, Texas office to RAS.

In March and December 1998, the Corporation invested a total of $3.0 million to acquire a 41% interest in a Delaware limited liability company, Chemlink Acquisition Company LLC ("CLAC"), which in turn acquired a 50% interest in Chemlink. Chemlink is a privately held Atlanta based company that develops and manufactures products that use a proprietary, and often patented, effervescent formulation. These products include specialty cleaning, disinfecting and sterilant products for the medical and dental professions and certain other consumer and commercial products which are under development. The effervescent formulation will supposedly allow easier packaging, less costly shipping and potentially higher effectiveness of enzyme products than pre-mixed solutions. The Corporation has been advised that Chemlink believes that it will be able to enter into several new distribution and/or marketing agreements during the Corporation's next fiscal year but that Chemlink has not yet achieved commercial success with its product lines and such success remains uncertain. The Corporation has a consulting contract with Chemlink.

In April 1998, the Corporation invested $1,250 in preferred and common stock of HPD. The Corporation acquired 2.5% of the common stock of HPD. HPD Laboratories ("HPD Labs"), a wholly owned subsidiary of HPD, purchased the assets associated with Block Drug Company's household product lines. The Corporation has been advised that HPD Labs intends to continue and extend the current product lines and expand into compatible lines.

On May 12, 1999, the Corporation announced that it had entered into an agreement to sell its interests in its three remaining real estate developments. On May 27, 1999, one property was sold to a third party and the Corporation's interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates.

As a result of these sales, the Corporation received $11,400 in cash and a one-year, $600 secured note. The note is secured by the Corporation's former interests in the two partnerships that were sold to its partners or their affiliates. As a result of these transaction, the Corporation will recognize a gain in fiscal 2000 of approximately $6,175 ($5,565 net of taxes).

On January 28, 1999, the NYSE informed the Corporation that it no longer met the continued listing requirements of the NYSE and that trading of its common (symbol AAV), convertible preferred (symbol AAVPr) and Series A preferred (symbol AAVA) stocks would be suspended prior to the opening of the NYSE on Monday, February 1, 1999. The Corporation's common and preferred stocks started trading on the OTC Bulletin Board system effective February 1, 1999 under the following symbols: AVAX for the common stock, AVAXP for the convertible preferred stock and AVAXO for the Series A preferred stock.



RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999 COMPARED
TO YEAR ENDED MARCH 31, 1998

OPERATING LOSS

Revenues from real estate operations decreased $1,719 to $10,509 for the year ended March 31, 1999 compared to $12,228 for the year ended March 31, 1998. The decrease was primarily the result of the loss of revenues due to the disposal of the Arlington, Virginia property in fiscal 1998 ($3,884) partially offset by revenues from a new Washington, D.C. hotel opened in October 1998 ($1,930). The remainder of the change represents increased revenues at properties that were open in both years. As discussed above, the sale of the remaining real estate properties in May 1999 will result in a significant decrease in revenues in fiscal year 2000.

For the year ended March 31, 1999, operating costs, including depreciation and amortization, decreased $778 to $16,282 compared to $17,060 for the year ended March 31, 1998. The decrease was due to a reduction in real estate operating costs of $1,410 partially offset by an increase in corporate overhead costs of $632. Real estate costs decreased primarily as a result of the Arlington, Virginia property disposed of in fiscal 1998 partially offset by increased expenses for the Washington, D.C. hotel opened in October 1998. Increased corporate expenses were primarily the result of the costs associated with the proposed merger with Xetava as well as increased legal, insurance and certain other operating costs, partially offset by lower expenses for compensation, pensions, consultants and travel. The sale of the Corporation's interests in real estate properties in May 1999 will result in only two months of operating expenses during fiscal 2000 related to real estate operations. The sale of these properties will have only a minimal impact on corporate expenses in the next fiscal year. The consummation of the merger with Xetava and the settlement with preferred stockholders may result in reductions in legal and consulting expenses associated with the merger and accompanying lawsuits. The extent of the savings depends on the timing of the settlement and the costs associated with the final negotiations in fiscal 2000. In fiscal 1999, these expenses were approximately $2,170.

Unusual items for the year ended March 31, 1998 consisted of $33,292 in charges incurred in connection with the settlement reached in litigation with the Trustee, as discussed in Note N to the consolidated financial statements. This charge was partially offset by $1,715 in income from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liability claims, and $26,831 in gains in connection with the settlement of certain pension and other postretirement benefit obligations for former officers and employees.


OTHER EXPENSE

Other expense of $1,475 for the year ended March 31, 1999 related to a $3,386 reduction in the carrying value of certain of the Corporation's investments, including a $1,795 reduction in the carrying value of Imagyn, partially offset by $1,911 in gains primarily from recoveries on investments which had been written-off in prior years, a royalty payment from a property sold in the prior fiscal year and dividends on investments. In the year ended

March 31, 1998, other expense of $11,337 related primarily to the $12,938 reduction in the carrying value of the Corporation's investment in Imagyn to its market value, partially offset by $1,601 in gains principally from the sale of other assets.

INTEREST INCOME (EXPENSE)

Interest income increased $165 to $1,874 for the year ended March 31, 1999 compared to $1,709 for the year ended March 31, 1998. The average amount of funds invested increased compared to the prior year due to cash received in November 1997 from the NSC settlement and the sale of US HealthData Interchange, Inc. ("USHDI") and interest earned on the note received as part of the NSC settlement (see Notes B and G to the consolidated financial statements).

Interest expense decreased $2,816 to $2,417 for the year ended March 31, 1999 compared to $5,233 for the year ended March 31, 1998. $536 of the decrease related to real estate operations. This decrease was primarily due to the absence of debt on the property disposed of in fiscal 1998 partially offset by interest incurred in the current fiscal year in connection with the property opened in October 1998. The $1,649 expense incurred in fiscal 1999 related to these real estate properties will be substantially reduced in fiscal 2000 as a result of the sale of the Corporation's real estate investments discussed above. Interest expense related to corporate activities declined $2,280 due primarily to the termination or settlement of certain employee deferred compensation plans and other benefit plans of subsidiaries of the Corporation, which obligations had originally been recorded at a discount, and the repayment of a secured debt facility during fiscal 1998. This decline in interest expense for corporate activities was partially offset by additional interest expense related to the note payable to the Trustee.

NATIONAL STEEL CORPORATION RESULTS

The decrease in net preferred dividend income as compared to the prior year and the "Loss on National Steel Corporation settlement" are due to the November 1997 redemption by NSC of the NSC preferred stock and the settlement of all related liabilities (see Note G to the consolidated financial statements).

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income was $1,263 for the year ended March 31, 1999 compared to an equity in loss of $3,336 for the year ended March 31, 1998. The increase was primarily due to an improvement in Phar-Mor's operating results for the current year compared to the prior year. For the most part, the improved results related to severance expense paid to Phar-Mor's former chief executive officer and a write-down of fixed assets both of which occurred in the prior fiscal year.

INCOME TAXES

The Corporation recorded no federal income tax provision for the current or prior year. Any income tax benefit related to the current or prior year's loss was offset by a corresponding change in the deferred tax asset valuation allowance. The tax expense for the current and prior years represents state income taxes related to real estate operations. The fiscal 1998 amount also reflects a $40 refund of federal income taxes.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

For the year ended March 31, 1999, the minority interest decreased $169 to $51 compared to $220 in the prior year. The decrease related primarily to reduced earnings on real estate still owned. The minority interest was eliminated in May 1999 with the sale of the real estate properties.

DISCONTINUED OPERATIONS

The gain on discontinued operations for the year ended March 31, 1998 resulted from the sale of USHDI in November 1997.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends have increased to $28,178 for the year ended March 31, 1999 compared to $25,604 for the year ended March 31, 1998. The increase was due to an increase of $407 in the amortization of discount on the Series A preferred stock, and an increase of $2,167 in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts. If the proposed merger with Xetava is consummated in fiscal year
2000, the Corporation will no longer be obligated to pay such preferred stock dividends.



RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1998 COMPARED
TO YEAR ENDED MARCH 31, 1997

OPERATING LOSS

Revenues from real estate operations decreased $235 to $12,228 for the year ended March 31, 1998, compared to $12,463 for the year ended March 31, 1997. The decrease was the result of the disposal of several properties in fiscal 1997 ($4,934) partially offset by increased revenues at the remaining properties ($815) and the purchase of an additional interest in a property in June 1997 ($3,884).

Total operating costs including depreciation and amortization increased $2,206 to $17,060 for the year ended March 31, 1998 compared to $14,854 for the year ended March 31, 1997. Real estate operating costs increased $518. Such increase is primarily attributable to an increase in operating costs at existing properties ($680), as well as incremental costs for the property purchased in fiscal 1998 ($3,519), somewhat offset by a decline in operating costs associated with properties sold in fiscal 1997 ($3,681). An increase in corporate operating costs of $1,688 related primarily to increased compensation, pension, legal and insurance costs during the current fiscal year as compared to the prior year.

Unusual items for the year ended March 31, 1998 consisted of $33,292 in charges incurred in connection with the settlement reached in litigation with the Trustee. This charge was partially offset by $1,715 in income from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liability claims, and $26,831 in gains in connection with the settlement of certain pension and other postretirement benefit obligations for former officers and employees.

OTHER INCOME (EXPENSE)

Other income (expense) was an expense of $11,337 for the year ended March 31, 1998, compared to income of $19,228 for the year ended March 31, 1997. In fiscal 1998, the loss was primarily related to a $12,938 charge for the year from the Corporation's adjustment in the carrying value of its investment in Imagyn to its market value partially offset by $1,601 in gains principally from the sale of other assets. In fiscal 1997, the Corporation recognized gains of $34,019 from the sale of FoxMeyer Canada Inc. ("FoxMeyer Canada") and $7,350 from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of the Corporation's investment in Phar-Mor of $13,394, the write-off of the Corporation's investment in Ben Franklin of $2,043 and $6,704 in other losses primarily from marketable securities (including $4,830 in losses related to Imagyn).

 NET FINANCING COSTS

Net financing costs decreased $1,214 to $3,524 for the year ended March 31, 1998, compared to $4,738 for the year ended March 31, 1997. Interest income was approximately the same for both periods. A decrease in interest income earned from real estate operations was offset by increased income from excess cash invested by the Corporation primarily from proceeds from the NSC settlement and the USHDI sale and from funds previously held in escrow that were used in the settlement with the Trustee. Interest expense decreased $1,183. Such decrease was attributable to repayments of the secured and revolving debt of the Corporation from proceeds of asset sales and the

NSC settlement, somewhat offset by interest expense on the note payable incurred in connection with the settlement with the Trustee.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income for NSC was $5,854 for the year ended March 31, 1998, compared to $9,620 for the prior period. The decrease was primarily due to the redemption of the preferred stock in November 1997 as part of the NSC settlement compared to a full year of net preferred income in the prior year. The $59,038 loss in connection with the NSC settlement is explained in Note G to the consolidated financial statements.

EQUITY IN LOSS OF AFFILIATES

The equity in loss of affiliates decreased $1,863 to a loss of $3,336 for the year ended March 31, 1998, compared to a loss of $5,199 for the year ended March 31, 1997. The decrease in the equity loss of affiliates resulted principally from the sale in the prior year of the Corporation's equity investment in FoxMeyer Canada, which had been incurring losses, and a decrease in the equity loss of Phar-Mor. While Phar-Mor had a greater net loss in fiscal 1998 than in fiscal 1997, primarily as a result of severance costs to its former chief executive officer and the write-down of fixed assets, the fiscal 1997 amount also included a write-down of the Corporation's investment in Phar-Mor.

INCOME TAXES

The Corporation recorded an income tax provision for fiscal year 1998 for state taxes incurred by its real estate subsidiaries, net of a federal income tax refund received. The Corporation recorded an income tax provision of $29,870 for the year ended March 31, 1997. The provision for fiscal 1997 was primarily due to an increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in net income of consolidated subsidiaries was $220 for the year ended March 31, 1998, compared to a minority interest in net loss of $1,106 for the year ended March 31, 1997. The minority interest related to real estate partnerships and the Corporation's investment in Hamilton Morgan LLC. The increase in the minority interest resulted from the purchase of the minority interest in Hamilton Morgan LLC in the 1998 fiscal year, eliminating the impact of the Phar-Mor losses subsequent to the purchase. The increase was partially offset by a decrease in the minority interest in real estate partnerships in the 1998 fiscal year, primarily as a result of earnings recognized in the 1997 fiscal year from properties sold during fiscal 1997.

DISCONTINUED OPERATIONS

The loss from discontinued operations for fiscal 1997 was $21,057. The loss represented FoxMeyer's operating loss of $17,467 to June 30, 1996, the effective date for treating FoxMeyer as a discontinued operation, and USHDI's loss from operations of $3,590 through March 31, 1997, the effective date for treating USHDI as a discontinued operation.

The gain on disposal of discontinued operations for the year ended March 31, 1998 represented the gain on the sale of USHDI. The loss on disposal of discontinued operations for the year ended March 31, 1997, represented estimated losses related to discontinuing the operations of FoxMeyer ($254,472) and USHDI ($4,932) partially offset by a gain on the sale of the Corporation's pharmacy benefit management operations ($13,349).

PREFERRED STOCK DIVIDENDS

Preferred stock dividends increased to $25,604 for the year ended March 31, 1998, compared to $19,081 for the year ended March 31, 1997. The increase for the year was primarily due to the Series A preferred stock's 1998 fiscal year charge to equity based on the cash dividend that would have been paid if declared being substantially higher than the 1997 fiscal year charge based on the market value of the additional preferred stock issued as a pay-in-kind dividend.

                      LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Corporation had cash and short-term investments of approximately $27,993. During the fiscal year, the Corporation committed approximately $5,004 to new investments and $1,650 to real estate development.

As of March 31, 1999, the debt of the Corporation consisted of the note payable to the Trustee and the debt of consolidated real estate partnerships, which debt was without recourse to the parent company, Avatex Corporation. The debt related to real estate operations was either repaid, transferred to or assumed by another party in connection with the sale of all the Corporation's real estate in May 1999. See Note H to the consolidated financial statements.

The Corporation has two series of redeemable preferred stock outstanding. Beginning with the quarterly payments due January 15, 1997, the Corporation has not declared nor paid any cash dividends on its Series A preferred stock or its convertible preferred stock. The Corporation also did not make the annual sinking fund payments on the convertible preferred stock due January 1998 and January 1999. See the "Overview" section above for a discussion of a proposed merger of the Corporation with its Xetava subsidiary. If the proposed merger is consummated as proposed, the preferred stockholders would receive New Class A common stock in exchange for their preferred stock or, at their election, the preferred stockholders may receive a combination of cash, a 6.75% note, warrants to purchase common stock of the merged company and other consideration. The issuance of the notes will require Funding to pay interest semi-annually in cash with the principal balance due in three years from the date of issuance. Since the Corporation will guarantee the 6.75% notes and Funding will have no assets other than the Phar-Mor common stock securing the notes, the Corporation may be required to make capital contributions to Funding so it can satisfy its interest and principal payment obligations on the notes. The potential cash outlay, if the merger is consummated as currently contemplated and all preferred stockholders elect the package of cash, notes and warrants, will be approximately $17,250 at the time of the merger and $1,148 semi-annually for interest on the notes.

For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. The next fiscal year will require funding any cash to be paid to preferred stockholders as a result of the proposed merger as well as interest payments on any notes issued in that transaction. The Corporation received $11,400 in cash from the sale of real estate in May 1999, and expects to receive cash from collection of receivables and interest income it earns on its investments.

The Corporation continuously evaluates current and potential investments in connection with an ongoing review of its investment strategies and, as opportunities arise, may continue to invest in publicly and privately held companies which the Corporation believes would be a strategic fit. The Corporation, from time to time, may decide to liquidate those investments which no longer fit its investment criteria. The Corporation may also pursue the acquisition of an operating company. In addition, there may be restrictions imposed on the Corporation's ability to make certain types of investments and on other activities as a result of the proposed merger with Xetava.

The Corporation will rely on cash on hand and, if necessary, the sale of investments to meet its future obligations. For a discussion of current litigation which, if the Corporation were to lose, would have a material impact on the Corporation's financial condition, liquidity and results of operations, see Note N to the consolidated financial statements and "Item 3. Legal Proceedings".

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed in Note R to the consolidated financial statements.

                                      OTHER

The Corporation has approximately $1,471 in reserves in connection with environmental claims relating to businesses that were disposed of or discontinued (see Note N to the consolidated financial statements and "Item 3. Legal Proceedings"). During fiscal 1999, the Corporation paid approximately $357 with respect to environmental claims and related legal fees.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. Therefore, the Corporation will be required to adopt SFAS No. 133 for its fiscal year beginning April 1, 2001. The Corporation believes there will be no material impact on the financial results or condition of the Corporation due to the adoption of SFAS No. 133.

What is commonly referred to as the "Year 2000" issue relates, in part, to many hardware and software systems that use only two digits to represent the year being unable to recognize dates beyond 1999. The Corporation's internal systems, both hardware and software, are Year 2000 compliant in all material respects. The Year 2000 readiness of the Corporation's vendors, and companies in which the Corporation has invested, however may vary. The Corporation is currently trying to ascertain and monitor the Year 2000 readiness of these companies. If any of the companies in which the Corporation has made a significant investment are not Year 2000 compliant, there may be a material impact on the value of that investment and, correspondingly, on the Corporation's results of operations and financial condition. If certain vendors are not Year 2000 compliant, especially vendors that provide electricity, telephone services and management services, the Corporation may suffer potentially significant disruptions to its overall operations, depending upon the length and severity of the problems. At this time, it is still uncertain to what extent the Corporation may be affected by such matters at these other entities.

The foregoing Year 2000 discussion and the information contained therein are provided as a "Year 2000 Readiness Disclosure" and contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's best current estimates, which were derived from numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors which might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems; adequate resolution of Year 2000 issues by government agencies, businesses and other third parties who are outsourcing service providers, suppliers and vendors of the Corporation; the adequacy of Year 2000 remediation by investees; and the adequacy and ability to implement contingency plans. The forward-looking statements made in the foregoing Year 2000 discussion speak only to the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On Balance Sheet Financial Instruments (in thousands except interest rates):

                                                      Expected maturity date
                                      -----------------------------------------------------                Fair
                                      2000        2001    2002    2003    2004    Thereafter   Total    Value (3)
                                      -----------------------------------------------------------------------------
  Assets
  Securities available for sale (1)
-------------------------------------------------------------------------------------------------------------------
    Fixed Rate                           -            -       -       -        -     $2,651    $2,651     $ 2,651
-------------------------------------------------------------------------------------------------------------------
      Average interest rate              -            -       -       -        -       12.4%     12.4%
-------------------------------------------------------------------------------------------------------------------

  Liabilities
  Long-term debt (2), (4)
-------------------------------------------------------------------------------------------------------------------
    Fixed Rate                        $   409    $  256   $ 283   $ 313   $6,450     $4,727    $12,438    $12,438
-------------------------------------------------------------------------------------------------------------------
      Average interest rate               9.7%     10.0%   10.0%   10.0%    10.2%       9.7%      10.0%
-------------------------------------------------------------------------------------------------------------------
  Variable Rate                       $13,238    $9,001       -       -        -          -    $22,239    $21,499
-------------------------------------------------------------------------------------------------------------------
      Average interest rate               6.7%      7.8%      -       -        -          -        7.1%
-------------------------------------------------------------------------------------------------------------------


(1) Maturities of redeemable preferred stock held for sale were based on the first redemption date available to the Corporation. The Corporation also holds investments in various other available for sale equity securities and is subject to price risk arising from ownership of these investments. The market value of these securities at March 31, 1999 was $9.5 million.
(2) Maturities were based on debt agreements with no redemption prior to actual maturity being assumed. Variable rates were based on rates in effect on March 31, 1999. Actual rates in the future could vary. The variable rate loan maturing in 2000 is a construction loan which, along with the fixed rate notes, were repaid, transferred to or assumed by another party in connection with the sale of all the Corporation's real estate in May 1999. See Note H to the consolidated financial statements.
(3) Fair value is based on the estimated current market value for redeemable preferred stock issued by similar companies and on borrowing rates currently available for debt instruments with similar terms and maturities.
(4) In connection with the variable rate loan maturing in 2000, the Corporation has partially hedged the loan through an interest rate swap with a notional value of $12.5 million that expires in December 1999. The swap effectively converts the variable rate loan to a fixed rate loan. The Corporation pays a fixed rate of 5% to the counterparty, a major bank. The counterparty pays the Corporation at a variable rate based on LIBOR, which was 4.94% at March 31, 1999. The fair value of the swap was less than ten thousand dollars at March 31, 1999. The Corporation's interest in the consolidated partnership that was a party to the swap was sold in May 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements
                                                                                                              Page
Independent Auditors' Report                                                                                   22

Consolidated Statements of Operations - For the Three Years Ended March 31, 1999                               23

Consolidated Statements of Comprehensive Loss - For the Three Years Ended March 31, 1999                       24

Consolidated Balance Sheets  -  March 31, 1999 and 1998                                                        25

Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended March 31, 1999           26

Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 1999                               27

Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 1999                          28

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Avatex Corporation
Dallas, Texas


         We have audited the accompanying consolidated balance sheets of Avatex Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avatex Corporation and subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note R to the financial statements, the Corporation's recurring losses from operations, pending litigation and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Dallas, Texas
April 30, 1999
(except for Note S,
which is as of June 18, 1999)

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the years ended March 31,
(in thousands, except per share amounts)                                      1999         1998          1997
----------------------------------------------------------------------------------------------------------------
REVENUES                                                                   $   10,509    $  12,228    $  12,463
OPERATING COSTS
    Operating costs, including general and administrative costs                15,051       16,102       13,386
    Depreciation and amortization                                               1,231          958        1,468
    Unusual items                                                                   -        4,746            -
----------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                 (5,773)      (9,578)      (2,391)
OTHER INCOME (EXPENSE)                                                         (1,475)     (11,337)      19,228
INTEREST INCOME                                                                 1,874        1,709        1,678
INTEREST EXPENSE                                                                2,417        5,233        6,416
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
    CORPORATION, EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME
    TAX PROVISION AND MINORITY INTEREST                                        (7,791)     (24,439)      12,099
NATIONAL STEEL CORPORATION
    National Steel Corporation net preferred dividend income                        -        5,854        9,620
    Loss on National Steel Corporation settlement                                   -      (59,038)           -
Equity in income (loss) of affiliates                                           1,263       (3,336)      (5,199)
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST                                            (6,528)     (80,959)      16,520
Income tax provision                                                                8           40       29,870
----------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                       (6,536)     (80,999)     (13,350)
Minority interest in results of operations of consolidated subsidiaries            51          220       (1,106)
----------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                            (6,587)     (81,219)     (12,244)
Discontinued operations
    Loss from discontinued operations, net of tax                                   -            -      (21,057)
    Gain (loss) on disposal of discontinued operations, net of tax                  -        3,719     (246,055)
----------------------------------------------------------------------------------------------------------------
NET LOSS                                                                       (6,587)     (77,500)    (279,356)
Preferred stock dividends                                                      28,178       25,604       19,081
----------------------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                     $  (34,765)   $(103,104)   $(298,437)
================================================================================================================

BASIC AND DILUTED LOSS PER SHARE:
    Loss from continuing operations                                        $    (2.65)   $   (7.74)   $   (2.10)
    Discontinued operations                                                         -         0.27       (17.89)
----------------------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                             $    (2.65)   $   (7.47)   $  (19.99)
================================================================================================================
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    13,102       13,806       14,931
================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                            For the years ended March 31,
(in thousands of dollars)                                                              1999             1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                           $  (6,587)       $ (77,500)       $(279,356)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
         Foreign currency translation adjustment                                           -                -               17
         Reclassification adjustment for losses included in net loss                       -                -               21
-----------------------------------------------------------------------------------------------------------------------------------
                Net foreign currency translation adjustment                                -                -               38

         Unrealized gains (losses) on securities                                         685            1,168             (854)
         Reclassification adjustment for (gains) losses included in net loss             (33)               -              871
-----------------------------------------------------------------------------------------------------------------------------------
                Net unrealized gains                                                     652            1,168               17

         Minimum pension liability adjustment                                              -           (6,187)          (8,897)
         Loss on plan termination from National Steel
           Corporation settlement included in net loss                                     -           79,718                -
-----------------------------------------------------------------------------------------------------------------------------------
                Net minimum pension liability adjustment                                   -           73,531           (8,897)
-----------------------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                  652           74,699           (8,842)
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                                 $  (5,935)       $  (2,801)       $(288,198)
===================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,
(in thousands of dollars)                                                           1999             1998
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash and short-term investments                                         $  27,993        $  34,193
        Receivables, less allowance for possible losses of $41
           in 1999 and $27 in 1998                                                  2,767           11,783
        Other current assets                                                        1,823            3,971
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               32,583           49,947
INVESTMENT IN AFFILIATES                                                           27,038           25,343
PROPERTY AND EQUIPMENT                                                             33,030           20,657
        Less accumulated depreciation and amortization                              2,756            1,630
----------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                         30,274           19,027

OTHER ASSETS                                                                       27,325           24,986
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 117,220        $ 119,303
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Accounts payable                                                        $   1,581        $   2,665
        Other accrued liabilities                                                   2,210            2,368
        Salaries, wages and employee benefits                                       1,060            3,801
        Long-term debt due within one year                                            409              492
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           5,260            9,326
LONG-TERM DEBT                                                                     34,268           22,923
OTHER LONG-TERM LIABILITIES                                                        12,046           13,402
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                        410              558
COMMITMENTS AND CONTINGENCIES                                                           -                -
REDEEMABLE PREFERRED STOCK                                                        243,169          214,996
STOCKHOLDERS' DEFICIT
        Common stock $5.00 par value; authorized 50,000,000 shares;
           issued 13,806,487 shares in 1999 and 13,806,375 shares in 1998          69,032           69,032
        Capital in excess of par value                                            119,103          119,100
        Accumulated other comprehensive income                                      1,820            1,168
        Accumulated deficit                                                      (365,967)        (331,202)
----------------------------------------------------------------------------------------------------------
                                                                                 (176,012)        (141,902)
        Less: equity in cost of common stock of the Corporation held by
           Phar-Mor, Inc.                                                          (1,921)               -
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (177,933)        (141,902)
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 117,220        $ 119,303
==========================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         Accumulated
                                                                        Capital in         other
                                                                         excess of      comprehensive      Accumulated
                                                            Common          par             income          earnings        Treasury
(in thousands of dollars)                                    stock         value            (loss)          (deficit)         stock
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                  $120,940       $209,613       $ (64,689)      $  70,469        $(133,870)
      Net loss                                                                                            (279,356)
      Dividends declared - Convertible Preferred -
        $5.00 per share                                                                                     (1,771)
      Dividends declared - Series A Preferred -
        paid in additional stock                                                                            (4,354)
      Dividends in arrears on Convertible Preferred
         and Series A Preferred                                                                            (10,806)
      Amortization of discount on Series A Preferred                                                        (2,150)
      Purchase and cancellation of preferred stock                           6,355
      Purchase of treasury stock                                                                                            (16,726)
      Cancellation of treasury stock                        (51,910)       (96,807)                                         148,717
      Net unrealized holding gain on securities                                                 17
      Recognition of additional minimum
         pension liability                                                                  (8,897)
      Stock options exercised                                                  (69)                           (130)           1,879
      Foreign currency translation adjustment                                                   38
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                    69,030        119,092         (73,531)       (228,098)               -
      Net loss                                                                                             (77,500)
      Dividends in arrears on Convertible Preferred
         and Series A Preferred                                                                            (23,101)
      Amortization of discount on Series A Preferred                                                        (2,503)
      Conversion of preferred stock                               2              8
      Net unrealized holding gain on securities                                              1,168
      Reduction in additional minimum
         pension liability                                                                  73,531
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                    69,032        119,100           1,168        (331,202)               -
      Net loss                                                                                              (6,587)
      Dividends in arrears on Convertible Preferred
         and Series A Preferred                                                                            (25,268)
      Amortization of discount on Series A Preferred                                                        (2,910)
      Net unrealized holding gain on securities                                                652
      Conversion of preferred stock                                              3
      Equity in cost of common stock of the Corporation
         held by Phar-Mor, Inc.                                                                                              (1,921)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                  $ 69,032       $119,103       $   1,820       $(365,967)       $  (1,921)
===================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the years ended March 31,
(in thousands of dollars)                                                                1999             1998             1997
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $  (6,587)       $ (77,500)       $(279,356)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES:
      Minority interest in results of operations of consolidated subsidiaries              51              220           (1,106)
      Equity in loss (income) of affiliates                                            (1,263)           3,336            5,199
      Depreciation and amortization                                                     1,231              958            1,468
      Net preferred income from National Steel Corporation                                  -           (5,854)          (9,620)
      Loss on National Steel Corporation settlement                                         -           59,038                -
      Loss (gain) on disposal of discontinued operations                                    -           (3,719)         246,055
      Loss (gain) on investments                                                        1,755           11,368          (21,141)
      Other non-cash charges (credits)                                                   (892)         (25,952)           2,167
      Deferred income tax provision                                                         -                -           29,836
      Depreciation and amortization, provision for losses on accounts
         receivable and other items related to discontinued operations                      -                -           86,333
      Cash provided (used) by working capital items, net of acquisitions:
         Receivables                                                                    9,308            2,468           20,802
         Inventories                                                                        -                -           26,018
         Other assets and restricted cash                                                  52           32,883          (37,146)
         Accounts payable and accrued liabilities                                      (5,728)          (8,545)         (14,687)
      Other                                                                                13               20              110
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       (2,060)         (11,279)          54,932
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Reduction in cash from reclassification to discontinued operations                    -                -          (24,366)
      Purchase of property, plant and equipment                                       (12,374)          (5,593)         (34,748)
      Purchase of investments                                                          (5,004)         (15,315)          (6,366)
      Proceeds from the disposition of investments                                      3,011           64,149          104,355
      Acquisitions, net of cash acquired                                                    -           (7,399)               -
      Other                                                                               (38)           2,192              250
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      (14,405)          38,034           39,125
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving credit facilities                                          -                -          447,492
      Repayments under revolving credit facilities                                          -                -         (326,883)
      Proceeds from the issuance of long-term debt                                     11,055           18,613           14,520
      Debt repayments                                                                    (489)         (18,660)        (212,486)
      Debt issuance costs                                                                (101)            (388)          (8,140)
      Purchase of treasury stock                                                            -                -          (16,726)
      Purchase of preferred stock                                                           -                -           (8,845)
      Investment by minority interest                                                       -              800                -
      Dividends paid on redeemable preferred stock                                          -                -           (2,697)
      Dividends paid to minority interest                                                (200)            (100)          (1,786)
      Exercise of stock options                                                             -                -            1,680
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       10,265              265         (113,871)
--------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                             (6,200)          27,020          (19,814)
      Cash and short-term investments, beginning of year                               34,193            7,173           26,987
--------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                        $  27,993        $  34,193        $   7,173
================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE YEARS ENDED MARCH 31, 1999


NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in hotels, an office building and other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), its 38% owned affiliate, the Corporation is involved in operating a chain of discount retail drugstores.

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

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments having a maturity of three months or less at the time of purchase and are recorded at cost. These temporary cash investments may subject the Corporation to a concentration of credit risk. To lessen this risk, the Corporation placed substantially all of its temporary cash investments with major financial institutions and diversified money market mutual funds. Use of approximately $0.3 million of cash included in "Other current assets" at March 31, 1999 and at March 31, 1998 was restricted in connection with certain real estate loans (see Note H).

INVESTMENTS: The Corporation's investments in debt securities, and in equity securities that have a readily determinable fair value, are classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at its acquisition date and is reviewed periodically. Unrealized gains or losses result from the difference in the fair market value and the cost of securities. For securities classified as available for sale, unrealized gains or losses are shown as a component of the stockholders' deficit. For trading securities, the unrealized gains or losses are reported in the results of operations. The Corporation periodically reviews its investments where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Note F.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Gains or losses on properties retired or disposed of are included in results of operations. The cost of maintenance and repairs is charged against results of operations as incurred. Interest costs associated with significant capital additions are capitalized. The Corporation capitalized $0.3 million of interest in 1999. No interest was capitalized in 1998 or 1997. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 5 to 40 years for buildings and building improvements and 3 to 10 years for equipment and furniture. Amortization of leasehold improvements is included in depreciation and amortization and is based on the shorter of the minimum term of the lease or the asset's estimated useful life. Depreciation for income tax purposes is computed using both the straight-line and accelerated methods.


Property and equipment consisted of the following (in thousands of dollars):
                                                                                        March 31,
                                                                                    1999          1998
          ------------------------------------------------------------------------------------------------
          Land                                                                    $ 5,631       $ 5,631
          Buildings and building improvements                                      23,020        10,677
          Leasehold improvements                                                       62            61
          Equipment and furniture                                                   4,317           697
          Construction in progress                                                      -         3,591
          ------------------------------------------------------------------------------------------------
                                                                                  $33,030       $20,657
          ================================================================================================


LONG-LIVED ASSETS: The Corporation reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be used in the business is measured by a comparison of the total future undiscounted cash flows generated by the asset to its carrying value. If the carrying value of the asset is more than its undiscounted expected future cash flows, an impairment exists which is measured by the difference between the carrying value and the estimated fair value of the asset. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

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

INCOME TAXES: Deferred tax assets and liabilities are established for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect. A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely. The deferred tax asset is reviewed periodically to determine the amount considered realizable.

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

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) is the change in the equity of a business enterprise during a period from transactions and other events from nonowner sources. Changes in balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses and minimum pension liability adjustments) are added or subtracted from net income (loss) to arrive at comprehensive income (loss). See Note C.

NEWLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. Therefore, the Corporation will be required to adopt SFAS No. 133 for its fiscal year beginning April 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Corporation believes that the adoption of SFAS No. 133 will not have a material impact on the financial condition or results of operations of the Corporation.



EARNINGS (LOSS) PER SHARE: The amounts used in the calculation of earnings per share from continuing operations were as follows (amounts in thousands, except per share amounts):

                                                                                     For the years ended March 31,
                                                                                1999             1998             1997
--------------------------------------------------------------------------------------------------------------------------
 Loss from continuing operations                                           $  (6,587)       $ (81,219)       $ (12,244)
 Deduct dividends on preferred shares                                         28,178           25,604           19,081
--------------------------------------------------------------------------------------------------------------------------
 Loss from continuing operations applicable to common
     stockholders for BASIC earnings per share                               (34,765)        (106,823)         (31,325)
 Effect of dilutive securities:
     Dividends on convertible preferred shares, unless anti-dilutive               -                -                -
--------------------------------------------------------------------------------------------------------------------------
 Loss from continuing operations applicable to common
     stockholders for DILUTED earnings per share                           $ (34,765)       $(106,823)       $ (31,325)
--------------------------------------------------------------------------------------------------------------------------

 Shares
 Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share                              13,102           13,806           14,931
 Conversion of preferred stock, unless anti-dilutive                               -                -                -
 Outstanding options, unless anti-dilutive                                         -                -                -
--------------------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share                            13,102           13,806           14,931
--------------------------------------------------------------------------------------------------------------------------

 Loss from continuing operations
     Basic                                                                 $   (2.65)       $   (7.74)       $   (2.10)
     Diluted                                                               $   (2.65)       $   (7.74)       $   (2.10)
==========================================================================================================================


Options to purchase approximately 3.9 million, 3.9 million and 2.2 million shares were outstanding at March 31, 1999, 1998 and 1997, respectively (see Note J). The options were not included in the computation of diluted earnings per share because the effect of including the options in the calculation would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.


NOTE B - ACQUISITIONS AND DISPOSITIONS

FOXMEYER CORPORATION

In 1997, the Board of Directors of the Corporation approved a plan to divest its drug distribution subsidiary, FoxMeyer Drug Company ("FoxMeyer Drug"), the primary operating unit of the Corporation. The subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), were treated as a discontinued operation as of the measurement date of June 30, 1996. The Corporation recognized a loss from discontinued operations of FoxMeyer of $17.5 million, net of taxes, for the three months ended June 30, 1996. In addition, the Corporation recognized a loss of $254.5 million from the write-off of its investment in FoxMeyer. Revenues included in results of discontinued operations were $1.4 billion for the three months ended June 30, 1996. The loss from discontinued operations was net of applicable income tax benefit of $4.6 million in 1997.

The unaudited balance sheet of FoxMeyer at June 30, 1996 was as follows (in thousands of dollars):

   Current assets                         $   828,784   Current liabilities                         $   679,912
   Property, plant and equipment              144,746   Long-term debt                                  318,954
   Goodwill and other intangibles             209,699   Other long-term liabilities                       4,605
   Other assets                                72,924   Stockholder's equity                            252,682
------------------------------------------------------------------------------------------------------------------
   Total assets                           $ 1,256,153   Total liabilities and stockholder's equity  $ 1,256,153
==================================================================================================================

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

BEN FRANKLIN RETAIL STORES, INC.

As a result of a bankruptcy filing on July 26, 1996, by Ben Franklin Retail Stores, Inc. ("Ben Franklin"), the Corporation wrote off the book value of its 17.4% investment in Ben Franklin of approximately $2.0 million at June 30, 1996. Ben Franklin's assets were subsequently liquidated under Chapter 7 of the Bankruptcy Code.

OTHER DISCONTINUED OPERATIONS

In July 1995, the Corporation adopted a plan to dispose of certain of FoxMeyer's managed care and information service operations. On August 2, 1996, the remaining operation was sold for $30.5 million with an additional minimum payment of $2.5 million due and payable at any time subsequent to August 2, 1997. The additional payment may increase to a maximum of $5.0 million based on certain criteria. The August 1996 transaction resulted in a gain on disposal of discontinued operations of approximately $13.3 million.

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

Revenues for the year ended March 31, 1997 for these discontinued operations were $1.5 million. The loss from discontinued operations was net of tax benefits of $0.3 million for the year ended March 31, 1997.

PHAR-MOR, INC.

The Corporation accounts for its 38.4% investment in Phar-Mor's common stock on an equity basis. Phar-Mor operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. The book value of Phar-Mor was $24.4 million at March 31, 1999 (with a market value of $27.6 million based on its closing stock price at March 31, 1999, on the NASDAQ National Market). In addition, Phar-Mor owns 2,086,200 shares of the Corporation's common stock which were acquired through open market purchases at a cost of approximately $5.0 million (see Note I). See Note S for a discussion of additional purchases of the Corporation's common stock that Phar-Mor may make.

In fiscal 1996, the Corporation acquired a 69.8% interest in Hamilton Morgan LLC ("Hamilton Morgan"). Hamilton Morgan subsequently acquired an approximate 30.9% common stock interest in Phar-Mor. On September 19, 1997, the Corporation acquired from Hamilton Morgan, under an agreement among Hamilton Morgan, the owner of the minority interest in Hamilton Morgan and certain other parties, all of Phar-Mor's common stock held by Hamilton Morgan in exchange for $6.1 million and other non-cash consideration. The transaction was treated as a purchase of the minority interest in Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired.

At March 31, 1997, the Corporation determined that there had been a decline in the value of its investment in Phar-Mor that was other than temporary and recorded a charge of $13.6 million (net of the minority interest in Hamilton Morgan), including the write-off of goodwill related to the original acquisition of Hamilton Morgan. The reduction in value was based on management's best estimate of the fair value of its investment in Phar-Mor at March 31, 1997.

Summarized unaudited financial information for Phar-Mor was as follows for the three years ended March 27, 1999 (in thousands of dollars):


                                                                   52 Weeks         52 Weeks        52 Weeks
                                                                    Ended            Ended           Ended
                                                                   March 27,        March 28,       March 29,
      Condensed Statements of Operations                             1999             1998            1997
     -----------------------------------------------------------------------------------------------------------
      Net sales                                                  $ 1,132,317      $ 1,081,164     $ 1,084,325
      Operating earnings                                              21,958            3,712           4,901
      Net income (loss)                                                4,077           (9,092)         (5,378)
================================================================================================================



                                                                     March 27,       March 28,
                  Condensed Balance Sheets                              1999           1998
                 --------------------------------------------------------------------------------
                  Current assets                                     $ 272,714       $ 266,626
                  Property and equipment                                93,534          74,407
                  Other assets                                          39,040          13,629
                 --------------------------------------------------------------------------------
                  Total assets                                       $ 405,288       $ 354,662
                 --------------------------------------------------------------------------------

                  Current liabilities                                $ 157,083       $ 116,892
                  Long-term obligations                                163,482         155,714
                  Stockholders' equity                                  84,723          82,056
                 --------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity         $ 405,288       $ 354,662
                 ================================================================================



CHEMLINK ACQUISITION COMPANY LLC

In March and December 1998, the Corporation invested a total of $3.0 million to acquire a 41% interest in a Delaware limited liability company, Chemlink Acquisition Company LLC ("CLAC") which in turn acquired a 50% interest in Chemlink Laboratories, LLC ("Chemlink"). The Corporation accounts for its investment in CLAC, and CLAC accounts for its investment in Chemlink, using the equity method of accounting. CLAC has no investments or business other than its investment in Chemlink. Chemlink is an Atlanta based company that develops and manufactures products that use a proprietary, and often patented, effervescent formulation. These products include specialty cleaning, disinfecting and sterilant products for the medical and dental professions and certain other consumer and commercial products which are under development. The effervescent formulation will supposedly allow easier packaging, less costly shipping and potentially higher effectiveness of enzyme products than pre-mixed solutions. The Corporation has a consulting contract with Chemlink. The acquisition of the equity interest in Chemlink by CLAC was accounted for by the purchase method of accounting. The $6.7 million difference between CLAC's purchase price and the net book value of Chemlink's assets acquired less liabilities assumed was allocated to patents controlled by Chemlink. The amount allocated to the patents is being amortized to expense over their average remaining life. The Corporation's equity investment in CLAC had a carrying value of $2.7 million at March 31, 1999.

DEVELOPMENT

Certain subsidiaries of the Corporation (collectively, "Development") are controlling partners in various real estate limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. These partnerships are consolidated in the accompanying financial statements. Development controls these partnerships pursuant to rights granted by the partnership agreements which specify that the partnership's business shall be managed, and its business controlled, exclusively by Development. Additionally, Development was a general partner or a limited partner in other real estate partnerships, in which it had significant influence but did not have a controlling interest, that were generally accounted for using the equity method. Development's partnerships are generally obligated to return Development's initial investment together with a preferred rate of return on the undistributed investment before other partners may receive distributions. Such preferred returns were accounted for as liquidating dividends. Development invested, before dividends and return of capital, approximately $1.6 million in 1999, $1.4 million in 1998, and $4.0 million in 1997 in various real estate partnerships.

See Note S for a discussion of the sale of Development's interest in real estate properties in May 1999.

During 1997, Development sold its ownership interest in certain real estate limited partnerships for $9.9 million. The transactions resulted in a gain of approximately $6.0 million which was included in "Other income (expense)" in the consolidated statements of operations.

On June 5, 1997, one of the consolidated partnerships acquired the remaining 65.5% of certain improved real property not already owned by the partnership for approximately $7.4 million, net of cash acquired in the acquisition. The partnership accounted for the acquisition using the purchase method of accounting. If the property had been acquired at the beginning of that fiscal year, revenues for the year ended March 31, 1998 would have been approximately $1.2 million greater than reported. The pro forma impact on the Corporation's loss from continuing operations for 1998, if the acquisition had taken place at the beginning of that fiscal year, was not material. On March 31, 1998, the Corporation sold its 50% interest in the partnership for $1.8 million, including $0.4 million in cash and a $1.4 million short-term note receivable, resulting in a gain of $0.7 million which was included in "Other income (expense)" in the consolidated statements of operations.

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

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND SUPPLEMENTAL COMPREHENSIVE INCOME (LOSS) INFORMATION

Accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit) included the following components (in thousands of dollars):


                                                                                  March 31,
                                                                 -------------------------------------------
                                                                    1999           1998           1997
     -------------------------------------------------------------------------------------------------------
      Unrealized gains on securities                              $ 1,820        $ 1,168        $       -
      Minimum pension liability                                         -              -          (73,531)
     -------------------------------------------------------------------------------------------------------
      Total accumulated other comprehensive income (loss)         $ 1,820        $ 1,168        $ (73,531)
     =======================================================================================================


Amounts charged to the minimum pension liability in prior periods were reversed upon the termination of the Corporation's liability with respect to the Weirton pension plan as a result of the settlement with National Steel Corporation (see Note G). In the consolidated statement of comprehensive loss for the year ended March 31, 1998, the reversal was shown in the caption "Loss on plan termination from National Steel Corporation settlement included in net loss".

As a result of the Corporation's income tax position (see Note M), income tax provisions (benefits) were not allocated to any of the components of other comprehensive income (loss) for the three years ended March 31, 1999.


NOTE D - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                                             For the years ended March 31,
                                                                             1999          1998         1997
----------------------------------------------------------------------------------------------------------------
 Interest paid                                                             $ 1,590         $3,179     $ 18,738
 Income taxes paid                                                              36             40           34
 Non-cash transactions:
   Capital leases                                                              108              -            -
   Note received as part of National Steel Corporation settlement                -          9,442            -
   Notes received on sale of other investments                                   -          1,350        2,315
   Payment of dividends in kind on Series A Preferred Stock                      -              -        4,354
   Cumulative dividends accrued but not paid                                25,268         23,101       10,806
================================================================================================================


The following supplemental information is provided for other long-term assets and other long-term liabilities (in thousands of dollars):


                                                                                          March 31,
                                                                                     1999             1998
----------------------------------------------------------------------------------------------------------------
 Other assets:
   Prepaid pension cost                                                          $ 10,900          $ 9,440
   Securities available for sale                                                   12,134            7,212
   Other investments, at cost                                                       1,438            6,028
   Other                                                                            2,853            2,306
----------------------------------------------------------------------------------------------------------------
     Total                                                                       $ 27,325         $ 24,986
================================================================================================================

 Other long-term liabilities:
   Pension and postretirement benefits                                           $  4,902         $  5,290
   Environmental liabilities                                                        1,357            1,417
   Liabilities related to discontinued operations                                   3,486            4,334
   Other                                                                            2,301            2,361
----------------------------------------------------------------------------------------------------------------
     Total                                                                       $ 12,046         $ 13,402
================================================================================================================


NOTE E - UNUSUAL ITEMS AND OTHER INCOME (EXPENSE)

In 1998, unusual items consisted of a $33.3 million charge from the settlement of certain litigation with the FoxMeyer Bankruptcy Trustee (see Note N), a gain of $1.7 million from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liabilities (see Note N), and a gain of $26.9 million for the settlement or termination of certain pension and other postretirement benefits for former officers and employees (see Notes L and N).

In 1999, other expense consisted of a loss of $1.5 million related to a $3.4 million reduction in the carrying value of certain of the Corporation's investments, including a $1.8 million reduction in the carrying value of Imagyn Medical Technologies, Inc. ("Imagyn"), partially offset by $1.9 million in gains primarily from recoveries on investments which had been written-off in prior years, a royalty payment from a property sold in the prior fiscal year and dividends on investments. In 1998, other expense consisted of a loss of $12.9 million during the year from the adjustment in the carrying value of Imagyn to its market value, partially offset by $1.6 million in gains primarily from the sale of other investments. In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada and $7.3 million from the sale of real estate properties and the early collection of a real estate note receivable. The gains were partially offset by the write-down of the Corporation's investment in Phar-Mor of $13.4 million, the write-off of the investment in Ben Franklin of $2.0 million and $6.7 million in other losses primarily from marketable securities (including $4.8 million in losses related to Imagyn).


NOTE F - INVESTMENTS IN MARKETABLE SECURITIES

The Corporation's investments in debt securities, and in equity securities that have a readily determinable market value, were classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities were as follows (in thousands of dollars):

                                                                                      March 31,
                                                                                 1999          1998
         ---------------------------------------------------------------------------------------------
          Carrying value                                                      $ 12,134      $ 7,212
          Unrealized gains                                                       2,045        1,168
          Unrealized losses                                                        225            -
         =============================================================================================


Available for sale securities are included in "Other assets". Trading securities of $1.1 million and $2.9 million were included in "Other current assets" at March 31, 1999 and 1998, respectively.

The gross proceeds and realized gains and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities were as follows (in thousands of dollars):

                                                                       For the years ended March 31,
                                                                        1999       1998       1997
         ---------------------------------------------------------------------------------------------
          Available for sale securities:
               Proceeds from sales                                     $ 1,413    $      -    $    6
               Realized gains                                               33           -         -
               Realized losses                                               -           -       871
               Net unrealized gains                                        652       1,168        17
          Trading securities:
               Net unrealized losses included in net income             (1,795)    (11,856)   (6,552)
         =============================================================================================


NOTE G - INVESTMENT IN NATIONAL STEEL CORPORATION

In January 1984, the Corporation, through its then wholly-owned subsidiary National Steel Corporation ("NSC"), sold substantially all of the assets of the Weirton Steel Division ("Weirton") to Weirton Steel Corporation. In connection with the sale, NSC retained certain liabilities arising out of the operation of Weirton prior to May 1, 1983, including certain environmental liabilities, a note payable to the NSC pension trust (the "NSC Note") and employee benefits for Weirton employees, which consisted principally of pension benefits for active employees based on service prior to May 1, 1983, and pension, life and health insurance benefits for retired employees (the "Weirton Liabilities"). As a result of transactions which occurred in August 1984 and June 1990, the Corporation sold all but 13% of its common stock investment in NSC to NKK Corporation. As part of the 1984 transaction, the Corporation agreed to provide NSC sufficient funds for payment of, and to indemnify NSC against, all Weirton Liabilities and for certain environmental liabilities related to the former operations of NSC. As part of the 1990 transaction, the Corporation received newly issued NSC redeemable Series B preferred stock (the "NSC Preferred Stock") and $146.6 million in cash. The cash was transferred to NSC in exchange for NSC releasing the Corporation from an equivalent amount of its indemnification liability with respect to the Weirton Liabilities (the "Released Liabilities"). In January 1994, the Corporation disposed of its remaining investment in the common stock of NSC.

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

On November 25, 1997, NSC, certain of its affiliates and the Corporation entered into an agreement whereby the Corporation received $59.0 million in cash and a non-interest bearing $10.0 million note (with an estimated discounted value of $9.4 million) in exchange for the redemption of the NSC Preferred Stock owned by the Corporation and, in addition, NSC also released the Corporation from the Weirton Liabilities as well as various environmental liabilities related to NSC and Weirton sites (the "NSC Settlement"). The note received was paid in installments over the next twelve months following the NSC Settlement. At March 31, 1998, the note receivable had a book value of $7.2 million and was included in "Receivables" in the consolidated balance sheet. In addition, the Corporation assigned to NSC all of the Corporation's rights to assert pre-1987 environmental claims against insurers of both NSC and the Corporation, and the Corporation released its share of any settlement proceeds related to such claims as well as all amounts remaining in escrow from prior payments made by the Corporation to NSC for environmental liabilities. As a result of the NSC Settlement, the Corporation recognized a $59.0 million loss. However, in connection with the Corporation's contractual obligation to NSC relating to the Weirton Retirement Program, the Corporation had previously recorded a $79.7 million charge as of November 1997 to the accumulated deficit to recognize the minimum pension liability adjustment associated with the pension obligation. As a result of the NSC Settlement, the Corporation reversed the charge. The reversal of the minimum pension liability, net of the loss on the NSC Settlement, resulted in an improvement in the Corporation's accumulated deficit of $20.7 million.

NOTE H - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                                                                     March 31,
                                                                               1999            1998
         ---------------------------------------------------------------------------------------------
          Trustee note                                                      $  9,001       $  8,322
          Development notes with various maturities                           25,676         15,093
         ---------------------------------------------------------------------------------------------
                                                                              34,677         23,415
          Long-term debt due within one year                                     409            492
         ---------------------------------------------------------------------------------------------
          Long-term debt                                                    $ 34,268       $ 22,923
         =============================================================================================


In connection with the settlement of certain litigation with the FoxMeyer Chapter 7 Bankruptcy Trustee (the "Trustee") (see Note N), on October 9, 1997, the Corporation executed an $8.0 million three year note payable to the Trustee. The note is secured by 1,132,500 shares of Phar-Mor common stock and a 30% interest, up to the greater of $10.0 million or the amount owed under the note, in the net proceeds from certain litigation that has been brought by the Trustee against specified third parties. Interest accrues on the note at the prime rate and is compounded annually. The accrued interest and the principal balance of the note are due at maturity on October 8, 2000; however, proceeds from any sale of the Phar-Mor stock held as collateral, or the successful resolution of the litigation brought by the Trustee against third parties, must first be used to satisfy the note.

The limited partnerships controlled by Development, and included in the consolidated financial statements, have incurred certain indebtedness in connection with the acquisition of real estate (the "Development Notes"). The Development Notes generally require (i) monthly payments of principal and interest and (ii) that a percentage of revenues be escrowed which may later be used to reimburse the partnership for capital expenditures or maintenance of the property. The escrowed funds are included in "Other current assets" in the consolidated balance sheets. The indebtedness is typically non-recourse and secured by the underlying assets; however, certain Development Notes may also be guaranteed by entities related to the minority partners, or Development subsidiaries. The Development Notes, with maturities ranging from 2000 to 2022, bear interest at fixed rates of from 9.25% to 10.19% except for a construction loan which bears interest at 1.75% over LIBOR with a term up to January 2000. Since the partnership has already secured permanent loan financing to replace the construction loan upon final completion of the project, this loan was treated as long-term. One of the Development Notes has a balloon payment of $6.3 million in 2004. The Development Notes also limit the amount of dividends or other distributions to the partners. These notes were either repaid, transferred to or assumed by the other partners, or their affiliates, in May 1999 as part of a sale of these properties (see Note S).

One of Development's limited partnerships entered into a interest rate swap agreement as a hedge against the variable rate construction loan. The swap, for a notional amount of $12.5 million, effectively converts the variable rate loan to a fixed rate. The swap expires in December 1999. Under the agreement, the partnership will pay a fixed interest rate of 5.0% to the counterparty. The counterparty will pay the partnership interest at a variable rate based on the monthly U.S. dollar LIBOR rate which was at 4.94% at March 31, 1999. Neither the partnership or the counterparty, which is a major financial institution, are required to collateralize their obligations under the swap. This swap was transferred with the debt in the partnership as part of the sale of this property (see Note S).

Maturity and approximate sinking fund requirements on all long-term debt of the Corporation by fiscal year are as follows: $0.4 million in 2000; $9.3 million in 2001; $0.3 million in 2002; $0.3 million in 2003: $6.5 million in 2004 and $4.7 million thereafter. These debt requirements do not include the $13.2 million construction loan which will be refinanced under the permanent financing already secured. However, the maturity date and interest rate on the permanent financing would be based on facts and circumstances at the date of the refinancing. As a result of the sale of the real estate operations as discussed in Note S, the maturity and sinking fund requirements are as follows: 2001 - $9.0 million.


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

REDEEMABLE PREFERRED STOCK: The Corporation is authorized to issue 10,000,000 shares of preferred stock. At March 31, 1999, there were two series of redeemable preferred stock outstanding.

At March 31, 1999 and 1998, the Corporation had 652,273 and 652,331 shares, respectively, of cumulative convertible preferred stock outstanding at a stated price of $50.00 per share. Each share of this preferred stock is entitled to a cumulative annual dividend of $5.00 and is convertible into common stock of the Corporation at a conversion price of $25.80 per share. The Corporation has reserved 1,264,095 shares of its common stock for issuance upon the conversion of this preferred stock. The shares are redeemable at a price of $50.00 per share. The Corporation did not declare, nor did it pay, any of the dividends due since October 15, 1996. Cumulative dividends unpaid for the convertible preferred stock at March 31, 1999 were $8.2 million or $12.50 per share. The Corporation is also required to make sinking fund payments in each year to 2002 in an amount sufficient to redeem 88,000 shares annually and 220,000 shares in 2003. The Corporation did not make the required sinking fund payment for 88,000 shares each in January 1998 and 1999. In addition, the Corporation is prohibited from redeeming any shares of this series of preferred stock as long as any cumulative dividends remain unpaid on the other series of preferred stock discussed below.

At both March 31, 1999 and 1998, the Corporation had 4,312,351 shares of $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock") outstanding. The Series A Preferred Stock is redeemable at $40 per share on November 30, 2003. The Series A Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at its liquidation preference plus unpaid dividends thereon. Dividends due since October 15, 1996 have not been declared or paid. The amount of cumulative dividends unpaid for the Series A Preferred Stock at March 31, 1999 was $51.0 million or $11.83 per share. The amount of the cumulative dividend accrued each quarter, if any dividends remain unpaid, increases as if additional shares of the Series A Preferred Stock had been issued in lieu of the cash dividend and such additional shares were outstanding on each succeeding dividend date until such unpaid dividends have been declared and paid in cash.

Dividends paid on or prior to October 15, 1996 on the Series A Preferred Stock were paid in additional shares of the Series A Preferred Stock. The difference in the Series A Preferred Stock's liquidation preference and the recorded value when the original and additional shares were issued is being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings over the remaining life of the Series A Preferred Stock.

In addition, if all cumulative unpaid dividends have been paid, the Series A Preferred Stock is exchangeable, at the option of the Corporation, in whole but not in part, and on any dividend payment date, for the Corporation's 10.5% Subordinated Notes due 2003 (the "Exchange Notes") with a principal amount equal to the aggregate liquidation value of the outstanding Series A Preferred Stock. The Exchange Notes would mature on November 30, 2003. If issued, the Exchange Notes may be redeemed, at the option of the Corporation, in whole or in part, at a redemption price equal to the principal amount plus any unpaid interest thereon. The payments of principal and interest on the Exchange Notes would be subordinated to all senior indebtedness of the Corporation.

The amount of cumulative unpaid dividends accrued is reflected in the consolidated statements of operations as if they had been declared with a corresponding charge to retained earnings. The liability for the cumulative unpaid dividends has been added to the carrying value of the redeemable preferred stock in the consolidated balance sheets.

After dividends on the convertible preferred stock and the Series A Preferred Stock are in arrears for six full quarterly dividend periods, the holders of the preferred stocks can elect four new directors until such cumulative unpaid dividends have been paid in full. The voting rights and the term of office of these directors shall cease at such time as all dividends in arrears have been paid in full, or at such time as such dividends have been declared and an amount sufficient to pay the full amount of such dividends has been irrevocably set aside for payment. Four directors representing the preferred stockholders were elected in 1999 and added to the Board of Directors.

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary,

Xetava Corporation ("Xetava"). Under the proposed merger, the Corporation's existing common and preferred stockholders would have received new common stock of Xetava. In late April 1998, a preferred stockholder of the Corporation and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court of Chancery (the "Delaware Court") against the Corporation, Xetava and seven of the Corporation's directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption In re Avatex Corporation Shareholders Litigation, C.A. No. 16334. The lawsuits challenged the merger of the Corporation with and into Xetava and contended that the merger is subject to a separate class vote by the holders of the Corporation's preferred stock and that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs sought a declaration that the defendant directors have breached their fiduciary duties, injunctive relief and damages and costs. In August 1998, the Delaware Supreme Court ruled that the holders of the Corporation's convertible preferred stock have the right to vote separately as a class on the proposed merger of the Corporation into Xetava, as it was structured and announced by the Corporation on April 14, 1998. As a result of these events, the Board of Directors has reconsidered the appropriate course of action to take with respect to the merger and has entered into an agreement with certain large holders of its preferred stock on the terms of a revised merger between the Corporation and Xetava and the settlement of the preferred stockholders' litigation against the Corporation. See Note S for a discussion of the new agreements.

COMMON STOCK: At March 31, 1999 and 1998, the Corporation had issued 13,806,487 and 13,806,375 shares, respectively, of common stock. The Corporation has also reserved 3,853,114 shares of its common stock for issuance under its stock option and performance award plans (see Note J). As long as there are cumulative unpaid dividends outstanding on the preferred stock, as discussed above, no dividends may be paid on the common stock.

See Note S for a discussion of potential additional common stock and common stock warrants that may be issued as a result of the merger and settlement with preferred stockholders as discussed above.

As of March 31, 1999, Phar-Mor had acquired 2,086,200 shares of the Corporation's common stock during the current fiscal year through open market purchases at a cost of approximately $5.0 million. The Corporation accounts for its investment in Phar-Mor on an equity basis (see Note B) and treats Phar-Mor's investment in the Corporation's common stock similar to treasury stock, with a charge to the stockholders' deficit of $1.9 million and a reduction in the number of shares outstanding for calculating earnings per share of 801,101. The charge to the stockholders' deficit and the reduction in shares for calculating earnings per share is equal to the Corporation's 38.4% ownership in the cost and number of shares of its common stock held by Phar-Mor. See Note S for a discussion of additional purchases of the Corporation's common stock that Phar-Mor may make.

On January 28, 1999, the New York Stock Exchange ("NYSE") informed the Corporation that it no longer met the continued listing requirements of the NYSE and that trading of its common, convertible preferred and Series A preferred stocks would be suspended prior to the opening of the NYSE on Monday, February 1, 1999. The Corporation's common and preferred stocks now trade on the OTC Bulletin Board system.


NOTE J- EMPLOYEE COMPENSATION PLANS

The Corporation maintains the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the common stock of the Corporation to certain officers and key employees of the Corporation and its subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Finance and Personnel Committee of the Board of Directors of the Corporation determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of the Corporation's common stock may be granted under the Plan. At March 31, 1999, options for 100,078 shares were still available for grant under the Plan.

The Corporation has a Performance Incentive Plan which provides for participants to receive (i) 17.5% of the

Corporation's net income (before the charge for the plan and after certain adjustments) and (ii) 17.5% of the net proceeds from litigation, if any, related to the Corporation's lawsuit against McKesson and various other defendants. Approximately $1.9 million in incentive bonuses was earned under the net income portion of the plan for the year ended March 31, 1998. No amounts were earned for the years ended March 31, 1999 or March 31, 1997. The net income portion of the plan has not been extended beyond March 31, 1999. The litigation portion of the plan does not expire nor can the percentage award or the participants be changed unless the participant has voluntarily terminated his employment or been terminated with cause.

The following table summarizes the information with respect to stock options for the three years ended March 31, 1999. No options were granted during 1999. The exercise price of options granted in prior years was at least equal to the published market price of the Corporation's common stock on the date of grant.

                                                                                    Outstanding
                                                                       ------------------------------------
                                                                                             Weighted
                                                                                             Average
                                            Exercisable Shares            Shares           Exercise Price
        ---------------------------------------------------------------------------------------------------
         March 31, 1996                             1,329,669            3,165,297            $17.52
         Granted                                                         4,932,786              7.13
         Exercised                                                         105,586             15.91
         Canceled or forfeited                                           5,753,591             14.90
        ---------------------------------------------------------------------------------------------------
         March 31, 1997                                40,792            2,238,906              1.45
         Granted                                                         1,655,000              1.13
         Exercised                                                               -                 -
         Canceled or forfeited                                              40,792             15.11
        ---------------------------------------------------------------------------------------------------
         March 31, 1998                             1,452,909            3,853,114              1.16
         Granted                                                                 -                -
         Exercised                                                               -                -
         Canceled or forfeited                                                   -                -
        ---------------------------------------------------------------------------------------------------
         March 31, 1999                             2,750,611            3,853,114              1.16
        ===================================================================================================




The Corporation accounts for stock-based compensation using the intrinsic value method of APB 25 (see Note A). Accordingly, no compensation expense was recognized. If the Corporation had used the fair value of options at the grant dates, as defined by SFAS No. 123, to recognize compensation cost for the three years ended March 31, 1999, the Corporation's net loss and loss per common share would have been as follows on a pro forma basis (in thousands of dollars, except per share amounts):


                                                                       1999           1998           1997
   ----------------------------------------------------------------------------------------------------------
    As reported
       Net loss from continuing operations                          $(6,587)     $ (81,219)     $ (12,244)
       Net loss                                                      (6,587)       (77,500)      (279,356)
    Pro forma
       Net loss from continuing operations                          $(7,274)     $ (82,412)     $ (12,006)
       Net loss                                                      (7,274)       (78,693)      (279,118)
   ----------------------------------------------------------------------------------------------------------
    As reported for both basic and diluted earnings per share
       Net loss per share from continuing operations                $ (2.65)     $   (7.74)     $   (2.10)
       Net loss per share                                             (2.65)         (7.47)        (19.99)
    Pro forma for both basic and diluted earnings per share
       Net loss per share from continuing operations                $ (2.71)     $   (7.82)     $   (2.08)
       Net loss per share                                             (2.71)         (7.55)        (19.97)
   ==========================================================================================================


The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three years ended March 31, 1999 (no grants were made during 1999):

                                                                         1999         1998        1997
         -------------------------------------------------------------------------------------------------
          Expected dividend yield (%)                                      -           0.0         0.0
          Expected volatility (%)                                          -          60.8        43.7
          Risk-free interest rates (%)                                     -           6.2         6.3
          Expected option lives (years)                                    -           4.0         4.5
         =================================================================================================


The weighted-average fair values of options granted during 1998 and 1997 were $0.58 and $1.57, respectively.

The following table summarizes information about significant option groups outstanding and exercisable as of March 31, 1999 and related weighted-average exercise price and weighted-average contractual life remaining:


    Options with Exercise Prices            Outstanding                 Exercisable           Remaining
    Ranging from:                       Shares        Price        Shares         Price          Life
   ------------------------------------------------------------------------------------------------------
    $1.125 to $1.3125                   3,853,114    $ 1.16      2,750,611       $ 1.18          3.0
   ======================================================================================================



NOTE K - RETIREMENT PLANS

The Corporation and its subsidiaries have retirement plans consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current employee is covered under a defined benefit plan. The Corporation's funding policy for defined benefit plans is to make payments to the pension trusts in accordance with the funding requirements of federal laws and regulations. The outside directors of the Corporation are covered under a non-qualified and unfunded defined benefit plan.

The Corporation has maintained an employees' savings plan under Section 401(k) of the Internal Revenue Code for all employees since April 1997. Under the plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. The Corporation makes a matching contribution to each employee, which immediately vests, in an amount equal to 50% of the first 6% of the employee's contribution. For 1997, a subsidiary of the Corporation, FoxMeyer, maintained an employees' savings and profit sharing plan under Section 401(k) which covered substantially all the Corporation's employees prior to the acquisition of FoxMeyer's assets by McKesson in November 1996 (see Note B).

Pension income for continuing operations under the Corporation's retirement plans for the three years ended March 31, 1999, are presented in the table below (in thousands of dollars):


                                                                              For the years ended March 31,
                                                                            1999           1998           1997
    --------------------------------------------------------------------------------------------------------------
     Net periodic pension cost (income) for defined benefit plans:
     Service cost - benefits earned for the year                         $    61        $    78        $    44
     Interest cost on projected benefit obligation                         3,603          4,098          4,364
     Expected return on plan assets                                       (4,795)        (4,387)        (5,681)
     Net amortization and deferral                                          (197)           (57)          (100)
    --------------------------------------------------------------------------------------------------------------
     Net periodic pension cost (income)                                   (1,328)          (268)        (1,373)
     Pension cost for defined contribution plans                              21             39             20
    --------------------------------------------------------------------------------------------------------------
     Total pension cost (income)                                         $(1,307)       $  (229)       $(1,353)
    ==============================================================================================================


The net periodic pension income for defined benefit plans was determined by assuming a weighted average expected long-term rate of return on plan assets of 7.8% for the year ended March 31, 1999, 8.5% for the year ended March 31, 1998, and 10.0% for the year ended March 31, 1997.

As a result of agreements with certain former officers and employees who elected lump sum payments in lieu of continuing payments from certain unfunded plans, two plans were terminated and a third plan was partially settled (see Note N) during 1998.

The following table sets forth the funded status of the Corporation's defined benefit pension plans and amounts recognized in the Corporation's consolidated balance sheets at March 31, 1999 and 1998 utilizing a weighted average discount rate of 7.0% in both 1999 and 1998 (in thousands of dollars):


                                                                        March 31,
                                                                  1999            1998
    --------------------------------------------------------------------------------------
     Change in benefit obligation:
        Projected benefit obligation, beginning of year       $ 53,780        $ 56,231
          Service cost                                              61              78
          Interest cost                                          3,603           4,098
          Actuarial losses (gains)                                  98           2,816
          Curtailment gain                                           -          (3,202)
          Benefits paid                                         (5,116)         (6,241)
    --------------------------------------------------------------------------------------
        Projected benefit obligation, end of year               52,426          53,780
    --------------------------------------------------------------------------------------
     Change in plan assets:
        Fair value of plan assets, beginning of year            64,179          53,911
          Actual return on plan assets                           1,914          14,705
          Benefits paid                                         (4,869)         (4,437)
    --------------------------------------------------------------------------------------
        Fair value of plan assets, end of year                  61,224          64,179
    --------------------------------------------------------------------------------------
     Funded status                                               8,798          10,399
     Unrecognized transition asset                                (540)           (724)
     Unrecognized net actuarial loss (gain)                      1,725          (1,267)
    --------------------------------------------------------------------------------------
     Net prepaid pension cost                                 $  9,983        $  8,408
    ======================================================================================


The projected benefit obligation and accumulated benefit obligation of the unfunded plans was $1.0 million as of March 31, 1999 and $1.0 million as of March 31, 1998. The prepaid pension cost in the table above was shown net of accrued benefit liabilities of approximately $0.9 million at March 31, 1999 and $1.0 million at March 31, 1998.

At March 31, 1999, the assets of the Corporation's defined benefit pension plans were comprised of approximately 20% bonds, 62% stocks and 18% other. Included in pension plans assets were approximately 1.4 million shares of the Corporation's common stock with a market value of $1.4 million at March 31, 1999.


NOTE L - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation has a plan for retired employees that provides for postretirement health care and life insurance benefits. Health benefits include major medical insurance with deductible and coinsurance provisions. Life insurance benefits are usually for a flat benefit. The plan provides that retirees pay for a portion of their coverage. The plan is not funded. The Corporation pays all benefits on a current basis. No current employees are covered under the plan.

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

The net periodic postretirement benefit cost for continuing operations for the three years ended March 31, 1999 was as follows (in thousands of dollars):


                                                                         For the years ended March 31,
                                                                         1999        1998        1997
    -----------------------------------------------------------------------------------------------------
     Service cost - benefits earned for the year                      $     -     $     -     $     -
     Interest cost                                                        157       1,501       1,565
     Amortization of prior service cost and net gain                      (72)       (464)       (440)
    -----------------------------------------------------------------------------------------------------
     Total postretirement benefit cost                                $    85     $ 1,037     $ 1,125
    =====================================================================================================


The following table sets forth the funded status of the postretirement health care and life insurance plans and amounts recognized in the consolidated balance sheets at March 31, 1999 and 1998 utilizing a weighted average discount rate of 7.0% for both 1999 and 1998 (in thousands of dollars):


                                                                                      March 31,
                                                                                1999            1998
    ----------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation, beginning of year       $  2,330        $ 19,871
          Service cost                                                             -               -
          Interest cost                                                          157           1,501
          Plan participants' contributions                                        29             489
          Benefits paid                                                         (175)         (1,749)
          Actuarial loss                                                         376             286
          Settlement gain                                                          -         (18,068)
    ----------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation, end of year                2,717           2,330
     Unrecognized net gain                                                       830           1,278
    ----------------------------------------------------------------------------------------------------
     Amount of postretirement benefit obligation included in the
       consolidated balance sheet                                           $  3,547        $  3,608
    ====================================================================================================


The 1998 reduction in plan liabilities reflects the plan settlements discussed above.

Medical costs were assumed to increase at a rate of 8.5% during 1999 and then to decline over a period of 8 years to a rate of 5%. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase or a 1% decrease in the cost of health care would result in a 9.8% increase or a 8.3% decrease in the postretirement benefit obligation and a 19.1% increase or a 16.2% decrease in postretirement benefit cost for the plan.

NOTE M - INCOME TAXES

The provision for income taxes consisted of the following for the three years ended March 31, 1999 (in thousands of dollars):


                                 For the years ended March 31,
                                1999         1998           1997
    ---------------------------------------------------------------
     Federal
        Current                 $  -       $   (40)       $     -
        Deferred                   -             -         24,557
     State
        Current                    8            80             34
        Deferred                   -             -          5,279
    ---------------------------------------------------------------
     Income tax provision       $  8       $    40        $29,870
    ===============================================================


The Corporation recorded no federal income tax benefit in 1999 because of the uncertainty of realizing its deferred tax assets. The Corporation adjusted its valuation allowance to maintain a full valuation allowance against its net deferred tax assets. State income taxes were related to Development subsidiaries.

The Corporation recorded a benefit for federal income tax purposes in 1998 relating to a tax refund. Because of the uncertainty of realizing its deferred tax assets, the Corporation adjusted its valuation allowance in 1998 to maintain a full valuation allowance against its net deferred tax assets.

The Corporation recorded a federal income tax provision of $24.6 million in 1997. The federal income tax provision was primarily attributable to the establishment of a full valuation allowance against its net deferred tax assets in recognition of the impact of the FoxMeyer bankruptcy filing (see Note B).

The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes and minority interest were as follows (in thousands of dollars):

                                                            For the years ended March 31,
                                                          1999          1998            1997
-----------------------------------------------------------------------------------------------
Statutory rate applied to pre-tax income (loss)        $(2,285)       $(28,336)       $  5,782
Change in deferred tax asset valuation allowance         3,112          (6,621)         26,702
Corporate dividend-received deduction                      (44)         (1,520)         (1,976)
State income taxes (net of federal tax effect)               5              52           3,453
Weirton interest expense                                     -               -          (1,063)
Capital losses                                               -            (296)        (14,299)
NSC Settlement                                               -          20,995               -
FoxMeyer bankruptcy settlement                               -          11,652               -
Market adjustments to investments                        1,185           4,528           7,569
Equity in affiliates                                      (548)          1,168           1,820
Other items                                             (1,417)         (1,582)          1,882
-----------------------------------------------------------------------------------------------
Total tax provision                                    $      8       $     40        $ 29,870
===============================================================================================


The Corporation's current and noncurrent deferred taxes, which net to a zero balance as of March 31, 1999 and 1998, consisted of the following temporary differences and net operating losses at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

                                                March 31,
                                          1999            1998
     ------------------------------------------------------------
     Deferred tax assets:
     Tax net operating losses           $ 83,056        $ 79,005
     Other liabilities                     4,611           4,781
     Tax credits                           7,451           7,595
     ------------------------------------------------------------
     Total deferred tax assets            95,118          91,381



     Deferred tax liabilities:
     Retirement plans                     (4,311)         (3,733)
     Other                                  (482)           (435)
     ------------------------------------------------------------
     Deferred tax liability               (4,793)         (4,168)
     Valuation allowance                 (90,325)        (87,213)
     ------------------------------------------------------------
     Deferred tax asset, net            $      -        $      -
     ============================================================

The net change in the valuation allowance for 1999 was an increase of approximately $3.1 million.

At March 31, 1999, the Corporation had, for federal income tax purposes, operating loss, capital loss, and investment credit carryforwards of approximately $237.4 million, $30.4 million, and $0.5 million, respectively, subject to the limits discussed below. Operating loss carryforwards available for utilization in the Corporation's consolidated income tax return expire as follows: 2003 - $15.8 million, 2004 - $58.3 million, 2006 - $94.0 million, 2008
- $0.5 million, 2009 - $1.0 million, 2011 - $31.6 million, 2012 - $12.6 million,
2013 - $15.5 million, and 2014 - $8.1 million. The capital loss carryforwards available for utilization in the Corporation's consolidated income tax return will expire in 2003. Investment credit carryforwards will expire during the years 2000 through 2002. The Corporation also has alternative minimum tax credit carryforwards of $7.0 million, which are available to offset the future regular income tax liability of the Corporation. Alternative minimum tax credit carryforwards do not expire.

The losses and tax credits referred to in the preceding paragraph have not been examined by the U.S. Internal Revenue Service and, therefore, may be subject to adjustment. The availability of such loss and tax credit carryforwards to reduce the Corporation's future consolidated federal income tax liability are subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations upon the utilization of loss and tax credit carryforwards in the event of an ownership change (as defined in the Code) of the Corporation. The Corporation believes that an ownership change occurred in 1995 and that another ownership change occurred between January and April 1998. Consequently, except in connection with the disposition of certain assets occurring in the next four years, utilization of loss and tax credit carryforwards incurred prior to the latest ownership change will be severely limited. The Corporation believes that, as a result of the ownership change, the Corporation will be prevented from utilizing a significant amount of its operating and capital loss and tax credit carryforwards incurred prior to the current fiscal year.

NOTE N - COMMITMENTS AND CONTINGENCIES

The Corporation leases various types of properties, primarily corporate office space and equipment, through noncancelable operating leases. Rental expense for continuing operations under operating leases totaled $0.2 million in 1999, $0.1 million in 1998, and $1.1 million in 1997. Minimum rental payments under operating leases with initial or remaining terms of one year or more at March 31, 1999 total $0.5 million with payments due of $0.2 million in 2000, $0.2 million in 2001 and $0.1 in million in 2002.

The real estate partnerships controlled by Development have liabilities related to capital leases of $0.1 million. The assets associated with these leases have a net book value of $0.1 million.

On October 9, 1997, the United States Bankruptcy Court for the District of Delaware approved a settlement (the "FoxMeyer Settlement") of certain litigation between the Corporation and the Chapter 7 Trustee of FoxMeyer and certain of its subsidiaries (see Note B). The litigation concerned the validity of the transfer of certain property from FoxMeyer to the Corporation as a dividend on June 19, 1996. Under the FoxMeyer Settlement, (i) the pending litigation by the Trustee against the Corporation was dismissed, (ii) the Corporation paid the Trustee approximately $25.8 million from a previously established escrow account, and
(iii) the Corporation executed a three year, $8.0 million promissory note payable to the Trustee (see Note H). As a result of the FoxMeyer Settlement, the Corporation recognized a $33.3 million charge which is included in "Unusual items" in the consolidated statements of operations in 1998.

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

At March 31, 1999, the Corporation had reserves of $1.5 million for environmental assessments, remediation activities, penalties or fines at eight sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

In November 1997, the Corporation entered into lump sum payment agreements with certain former officers and employees who were receiving supplemental pension and other payments from the Corporation or its subsidiaries. As a result of the agreements, the Corporation paid approximately $2.1 million to these individuals for the termination of the Corporation's payment obligations and recognized a gain of approximately $5.6 million which was included in "Unusual items" in the 1998 consolidated statement of operations. Approximately $3.2 million of the gain was associated with certain retirement plans discussed in Note K.

On April 14, 1998, the Corporation announced that it would merge with and into its wholly-owned subsidiary, Xetava. Under the proposed merger, the Corporation's existing common and preferred stockholders would have received new common stock of Xetava. In late April 1998, a preferred stockholder of the Corporation and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court against the Corporation, Xetava and seven of the Corporation's directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption In re Avatex Corporation Shareholders Litigation, C.A. No. 16334. The lawsuits challenged the merger of the Corporation with and into Xetava and contended that the merger is subject to a separate class vote by the holders of the Corporation's preferred stock and that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs sought a declaration that the defendant directors have breached their fiduciary duties, injunctive relief and damages and costs. In August 1998, the Delaware Supreme Court ruled that the holders of the Corporation's convertible preferred stock have the right to vote separately as a class on the proposed merger of the

Corporation into Xetava, as it was structured and announced by the Corporation on April 14, 1998. As a result of these events, the Corporation has entered into agreements with certain large holders of its preferred stock on the terms of a revised merger between the Corporation and Xetava and the settlement of the preferred stockholders' litigation against the Corporation. See Note S for a discussion of the new agreements.

On March 1, 1994, the Corporation and FoxMeyer announced that the Corporation had proposed a merger in which FoxMeyer would be merged with and into a wholly-owned subsidiary of the Corporation, making FoxMeyer a wholly-owned subsidiary of the Corporation. Shortly after the announcement, class action lawsuits were filed against the Corporation, FoxMeyer and certain of FoxMeyer's officers and directors in the Delaware Court. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996. The amended complaint alleged that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that the Corporation could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleged that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. In fiscal 1999, the parties reached a tentative settlement of the lawsuit in which the Corporation will pay the class the amount of approximately $1.4 million, a portion of which will be paid by the directors' insurance carrier. The settlement is subject to definitive documentation and approval by the Delaware Court.

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

In 1997, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin, filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. On October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one of the defendants. On December 1, 1998, the Court denied a motion to reconsider one of these opinions, and the plaintiffs have filed objections to both opinions with the United States District Court for the Northern District of Illinois. In the third lawsuit, pending in Illinois state court, the court struck the plaintiffs' second amended complaint and ordered a third amended complaint to be filed. If liability is ever imposed in any of the lawsuits, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

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

On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the Corporation's current directors and three of its former directors who were members of its Personnel and Compensation Committee, under No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs are holders of the Corporation's Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey Butler and Melvyn Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to the Corporation's stockholders, (ii) the compensation arrangements between the Corporation and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused the Corporation's subsidiaries and affiliates to improperly purchase the Corporation's common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the Court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. Discovery is proceeding in the lawsuit. The Corporation has been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and conditions of Indemnification Agreements between the Corporation and certain of the defendants.

There are various other pending claims and lawsuits arising out of the normal conduct of the Corporation's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the consolidated financial condition or results of operations of the Corporation.

NOTE O - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments was determined by the Corporation based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Corporation might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have had a material effect on the estimated fair value at March 31, 1999 or 1998, respectively.

The carrying amounts of cash and short-term investments, accounts and notes receivable, accounts payable and other accrued liabilities were reasonable estimates of their fair value.

The carrying value of long-term debt was $34.7 million and $23.4 million at March 31, 1999 and 1998, respectively, while the estimated fair value was $33.9 million and $23.4 million, respectively, based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities. The fair market value of the interest rate swap with a notional value of $12.5 million was immaterial.

Debt and equity securities classified as "available for sale" or "trading" were carried at their estimated fair value (see Notes A and F).

The fair value of the Corporation's redeemable preferred stock, based on quoted market prices at March 31, 1999 and 1998, was $14.5 million and $69.3 million, respectively.

An investment in a partnership, with a book value of $3.0 million, held publicly traded securities with a market value of $12.7 million at March 31, 1998.

The carrying value of other investments was estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at March 31, 1999 and 1998 was $1.4 million and $3.0 million, respectively.

The fair value estimates were based on pertinent information available to management as of March 31, 1999 and 1998. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE P - SEGMENT INFORMATION

Under the definition of segments used in SFAS No. 131, the Corporation has two reportable segments: the real estate segment and the investment segment. The real estate segment included the operations of hotels and an office building. The investment segment included equity investments in Phar-Mor as well as investments in other public and private companies and partnerships. It also includes all costs incurred by the corporate office. The accounting policies for the segments are the same as those described in the summary of significant accounting policies (Note A). The Corporation evaluates performance on income before income taxes and minority interest. There are no intersegment sales or transfers. The following table includes segment information for the three years ended March 31, 1999 (in thousands of dollars):

                                                    Real
                                                   Estate       Investments          Other         Consolidated
     -----------------------------------------------------------------------------------------------------------
     1999
     Revenues                                    $  10,509        $      -          $     -         $ 10,509
     Operating income (loss)                         1,546          (7,319)               -           (5,773)
     Other income (expense)                             85          (1,560)               -           (1,475)
     Interest income                                    61           1,813                -            1,874
     Interest expense                                1,649             768                -            2,417
     Equity in income of affiliates                      -           1,263                             1,263
     Income (loss) before income taxes and
     minority interest                                  43          (6,571)               -           (6,528)
     Depreciation and amortization                   1,188              43                -            1,231
     Identifiable assets                            33,441          83,779                -          117,220
     Capital expenditures                           12,356              18                -           12,374
     -----------------------------------------------------------------------------------------------------------
     1998
     Revenues                                    $  12,228        $      -          $     -         $ 12,228
     Operating income (loss)                         1,855         (11,433)               -           (9,578)
     Other income (expense)                            930         (12,267)               -          (11,337)
     Interest income                                    83           1,626                -            1,709
     Interest expense                                2,185           3,048                -            5,233
     Equity in income (loss) of affiliates             159          (3,495)               -           (3,336)
     Income (loss) before income taxes and
     minority interest                                 842         (28,617)         (53,184)         (80,959)
     Depreciation and amortization                     917              41                               958
     Identifiable assets                            23,479          95,824                -          119,303
     Capital expenditures                            5,583              10                -            5,593
     -----------------------------------------------------------------------------------------------------------
     1997
     Revenues                                    $  12,463        $      -          $     -         $ 12,463
     Operating income (loss)                         2,608          (4,999)               -           (2,391)
     Other income                                    7,350          11,878                -           19,228
     Interest income                                   706             972                -            1,678
     Interest expense                                2,270           4,146                -            6,416
     Equity in income (loss) of affiliates             459          (5,658)               -           (5,199)
     Income (loss) before income taxes and
     minority interest                               8,853          (1,953)           9,620           16,520
     Depreciation and amortization                     934             534                -            1,468
     Identifiable assets                            26,665          95,541           44,961          167,167
     Capital expenditures                            6,707             186           27,855           34,748
     ===========================================================================================================

The "Other" column includes information for items not considered part of an operating segment by management. These amounts include NSC assets and the income or loss from those assets which were dedicated to meeting certain obligations to NSC (see Note G). The column also includes capital expenditures for the first three months of the 1997 fiscal year by FoxMeyer, a discontinued operation (see Note B). There are no foreign operations in any segment.

NOTE Q - QUARTERLY DATA (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of continuing operations for the two years ended March 31, 1999 (in thousands of dollars, except per share amounts):

                                                                            Quarter
                                                  ----------------------------------------------------------
                                                    First           Second          Third          Fourth
------------------------------------------------------------------------------------------------------------
1999:
Revenues                                           $  2,576        $  2,353        $  2,615        $  2,965
Operating loss                                       (1,199)         (1,535)         (1,594)         (1,445)
Net loss from continuing operations                  (2,582)         (2,784)           (638)           (583)
Loss per common share from continuing
      operations after preferred stock dividends:
      Basic and Diluted, as restated                  (0.70)          (0.75)          (0.60)          (0.61)
      Basic and Diluted, as previously reported       (0.68)          (0.71)          (0.56)              -
------------------------------------------------------------------------------------------------------------

1998:
Revenues                                           $  3,163        $  3,660        $  2,974        $  2,431
Operating income (loss)                             (33,472)            850           3,777          19,267
Net income (loss) from continuing operations        (36,946)         (1,585)        (59,176)         16,488
Earnings (loss) per common share from
     continuing operations after preferred
     stock dividends:
      Basic                                           (3.12)          (0.57)          (4.76)           0.71
      Diluted                                         (3.12)          (0.57)          (4.76)           0.66
============================================================================================================

As a result of the investment by Phar-Mor in the common stock of the Corporation during fiscal 1999, the Corporation had increased its stockholders' deficit by its equity in the $5.0 million cost of that investment (see Note I). The Corporation did not reduce the number of shares outstanding in calculating earnings per share for the financial statements on Form 10-Q for the quarters ending June 30, 1998, September 30, 1998 or December 31, 1998. The Corporation has determined that the effect of Phar-Mor's investment in the Corporation reduces the Corporation's weighted average number of shares outstanding by 427,407 shares, 786,843 shares and 801,101 shares, respectively, for each of the first three quarters of fiscal 1999. Basic and diluted loss per share would have increased by $(0.02) per share for the three months ended June 30, 1998; $(0.04) and $(0.07) per share for the three and six months ended September 30, 1998, respectively; and $(0.04) and $(0.10) per share for the three and nine months ended December 31, 1998, respectively.

In addition to those items discussed below, the Corporation's quarterly results were significantly affected by the realized and unrealized gains or losses on securities and other investments.

During the fourth quarter of 1998, the Corporation recognized a gain of $21.3 million on the termination and settlement of retiree healthcare and life insurance benefits (Note L). In the third quarter of 1998, the Corporation recognized a loss of $59.0 million on the NSC Settlement (Note G) and a gain of $5.6 million on the settlement of certain pension and other postretirement benefit claims of former officers and employees (Note N). In the second quarter of 1998, the Corporation recognized $1.7 million in gains on the settlement of litigation, primarily the settlement of certain environmental liability claims (see Note N). In the first quarter of 1998, the Corporation recognized a $33.3 million charge related to the FoxMeyer Settlement with the Trustee (see Note N).

Per share amounts were computed independently for each quarter based on the average number of shares outstanding during that quarter. As a result, the sum of the quarterly per share amounts may not equal the per share amount for the entire year.


NOTE R - GOING CONCERN

During the year ended March 31, 1998, the Corporation had significant success in resolving a number of matters which threatened its existence including: (i) a significant reduction in operating cash outflows; (ii) the settlement with the FoxMeyer Trustee of certain claims against the Corporation and the release of the Corporation's assets from a temporary restraining order and injunction;
(iii) the restoration of the Corporation's liquidity and the elimination of substantial healthcare, environmental and other liabilities through an aggressively negotiated settlement of the Corporation's preferred stock investment in NSC; and (iv) the elimination of certain other material benefit obligations owed by the Corporation or its subsidiaries. Nevertheless, the Corporation will likely continue to report operating losses, which together with a continuing common stockholders' deficiency and various pending claims and litigation as described in Note N, raise doubt as to the Corporation's ability to continue as a going concern.

Building on these successes, management has turned its full attention to the remaining issues.

The following specific actions are planned: (i) to overcome the operating losses, management will continually review and assess its investment portfolio in order to identify those investments which should be liquidated and those which merit new or additional investment (see discussion below) and may seek to identify and acquire an operating company; (ii) to address its common stockholders' deficiency, the Corporation's Board of Directors has approved a merger with Xetava which would eliminate the preferred stock obligation (see Note S); and (iii) to address its pending litigation, management remains firm in its belief that such claims are without merit and will continue its vigorous defense of the matters.

As part of this plan to overcome the remaining issues, the Corporation made several investments in fiscal 1999. These include investments in RAS Holding Corp. ("RAS"), Chemlink and HPD Holdings Corp. ("HPD"). Details concerning these investments follow.

In April 1998, the Corporation invested in RAS by purchasing 10% Series B convertible preferred stock ("Series B Stock"). In July 1998 and February 1999, the Corporation made additional purchases of the Series B Stock after RAS met certain performance goals. The Corporation's total investment was approximately $1.4 million. The Corporation also received two-year warrants to purchase additional Series B Stock for an additional investment of $0.9 million. On a fully-diluted basis, assuming the exercise of all convertible preferred stock, warrants and options outstanding, the Corporation would own approximately 12.9% of the common stock of RAS. RAS, through its wholly-owned subsidiary Presby Corp., has developed a surgical technique called the Surgical Reversal of Presbyopia ("SRP"), which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia in the human eye. Presbyopia is, in general, the loss of the ability of the human eye to focus on near objects due to aging. RAS is in the process of marketing the SEBs in certain international markets where the SEB has received regulatory approval. The Corporation has been advised that in March 1999 RAS received conditional approval from the FDA to begin its SRP clinical trials in the United States, but that the outcomes of the trials and achieving commercial success of the technique are each highly uncertain. The Corporation has a consulting contract with RAS and also licenses office space at its Dallas, Texas office to RAS.

See Note B for a discussion of the Chemlink investment.

In April 1998, the Corporation invested $1.25 million in preferred and common stock of HPD. The Corporation acquired 2.5% of the common stock of HPD. HPD Laboratories ("HPD Labs"), a wholly owned subsidiary of HPD, purchased the assets associated with Block Drug Company's household product lines. The Corporation has been advised that HPD Labs intends to continue and extend the current product lines and expand into compatible lines.

The Corporation's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.


NOTE S - SUBSEQUENT EVENT

On June 18, 1999, the Corporation announced that it had entered into an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement") with its wholly-owned subsidiary, Xetava. The Revised Merger Agreement amends and restates the Agreement and Plan of Merger between the Corporation and Xetava dated April 9, 1998. Under the Revised Merger Agreement, which was approved by the Corporation's Board of Directors, Xetava will merge with and into the Corporation, and the Corporation's existing preferred stockholders will receive new Class A common stock of the Corporation or, alternately, a combination of cash, secured notes, warrants and other consideration. The Corporation's common stockholders will receive new Class A common stock of the Corporation on a one-for-one basis for their current common stock. Consummation of the proposed merger is subject to, among other things, (i) the approval of the merger by holders of a majority of the Corporation's common stock and by the holders of at least two-thirds of each series of preferred stock, voting separately as a class, (ii) the effectiveness of a registration statement filed with the Securities and Exchange Commission with respect to the Class A shares, the notes and warrants described below, and (iii) the dismissal of Delaware lawsuits filed in connection with the April 1998 merger agreement. The Corporation anticipates a stockholder meeting to approve the merger will take place in the fall of 1999.

Under the Revised Merger Agreement, each share of existing convertible preferred stock will be converted into 9.134 shares of Class A common stock of the Corporation or, at the election of the holder, into $3.7408 in cash, $8.34 principal amount of a 6.75% note to be issued by Avatex Funding, Inc. ("Funding"), a new wholly-owned subsidiary of the Corporation, and warrants to purchase 0.67456 shares of Class A common at $2.25 per share. Each share of Series A Preferred Stock will be converted into 7.253 shares of Class A common stock of the Corporation or, at the election of the holder, into $2.9705 in cash, $6.623 principal amount of a 6.75% note, and warrants to purchase 0.53567 shares of Class A common at $2.25 per share. In addition, the shareholders of the two series of preferred stock who elect the cash, note and warrant option will receive a deferred contingent right to a portion of any net recovery, up to $7.5 million, that the Corporation may receive in certain litigation brought by the Corporation against McKesson and a number of large pharmaceutical manufacturers. The amount will be equal to 20% of such net recovery, up to $7.5 million, with 84% of such recovery available to all the stockholders of the Series A Preferred Stock and 16% available to all the stockholders of the convertible preferred stock, with the per share amount to be received by each preferred stockholder equal to its pro rata share of an amount that is calculated based on the total number of shares of preferred stock outstanding immediately before the merger.

Funding will be a new subsidiary whose purpose will be to issue the new 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor, which are now owned by the Corporation. The shares of Phar-Mor will be pledged to secure the notes. The principal of the notes will be due in three years from the date of issuance, and the interest will be payable semi-annually in cash. The Corporation will also guarantee the notes. The warrants to be issued in the merger will expire 5 years and 3 months after closing of the proposed merger.

Assuming each of the preferred stockholders elects to receive the cash, note and warrant option in the proposed merger, the Corporation will be required to pay approximately $15.3 million in cash and issue warrants to purchase approximately 2,750,000 shares of the Class A common stock. Funding will be required to issue approximately $34.0 million principal amount of the 6.75% notes. Under one of the agreements discussed below, stockholders who represent approximately 48.5% of the convertible preferred and 50.1% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

The Corporation has also entered into settlement, stockholder and voting agreements with the preferred stockholder plaintiffs in the three Delaware lawsuits pending against the Corporation, Xetava and certain of their directors. Under the Stipulation of Settlement entered into by the Corporation and the plaintiffs in the class action lawsuits on behalf of all holders of existing preferred stock and for the plaintiff in the non-class action lawsuit, subject to court approval and effective upon the closing of the merger, all three Delaware lawsuits will be settled and the Corporation will pay up to $1.1 million in plaintiffs' attorneys' fees. Under a voting agreement with one of the named plaintiffs in one of the class action lawsuits, such plaintiff and its affiliates have agreed to vote in favor of the proposed merger and to waive any appraisal rights in connection with the proposed merger. Such plaintiff will also receive $0.3 million in exchange for a ten year standstill agreement, a general release of liabilities
(subject to certain specified exceptions) and other consideration. Under a separate agreement with the plaintiff in the third Delaware lawsuit and another party, these parties and their affiliates and associated companies have agreed to vote in favor of the merger, to elect to receive the cash, note and warrant option and to waive any appraisal rights in connection with the proposed merger. These parties will also receive $0.6 million in exchange for a ten year standstill agreement, a general release of liabilities and other consideration. In addition, these parties have entered into a stock purchase agreement with Phar-Mor, under which, subject to the consummation of the proposed merger, Phar-Mor has agreed to purchase 2,862,400 shares of the Corporation's common stock from these parties at $2.00 per share with closing to occur at the same time as the Xetava merger. Phar-Mor has been granted a proxy to vote these shares of the Corporation's common stock in favor of the merger. Phar-Mor will control, if the proposed purchase is made, 35.8% of the Corporation's common stock outstanding. The purchase will result in a charge to the stockholders' deficit of approximately $2.2 million and will also reduce the common stock outstanding for calculating earnings per share by approximately 1,099,000 shares. These reductions represent the Corporation's 38.4% equity in its common stock that Phar-Mor has agreed to purchase.

On May 12, 1999, the Corporation announced that it had entered into an agreement to sell its interests in its three remaining real estate developments. On May 27, 1999, one property was sold to a third party and the Corporation's interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. The Corporation received $11.4 million in cash and a one-year, $0.6 million secured note. The note is secured by the Corporation's former interests in the two partnerships that were sold to its partners or their affiliates. As a result of these transactions, the Corporation will recognize a gain in fiscal 2000 of approximately $6.2 million ($5.6 million net of taxes).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of the Corporation consists of seven directors elected by the holders of the Corporation's common stock and four directors elected by the holders of the Corporation's two series of preferred stock. The first seven directors identified below were elected by the holders of the Corporation's common stock. The last four directors were elected by the written consent of a majority of the holders of the Corporation's two series of preferred stock in April 1998. At the time of their election to the Board, these four directors were employed by Stonington Management Corp. ("Stonington"). Stonington is controlled by Mr. Paul Singer, who also controls Elliott and Westgate International, L.P., which collectively are significant holders of the Corporation's common and preferred stock. The following sets forth, with respect to each member of the Corporation's Board of Directors, his name, age, period served as director, present position, if any, with the Corporation and other business experience.

                             THE BOARD OF DIRECTORS

ABBEY J. BUTLER, age 62, has served as a director of the Corporation since 1990. Mr. Butler has also served as Co-Chairman of the Board of the Corporation since March 1991 and was appointed Co-Chief Executive Officer of the Corporation in October 1991. He also serves as Co-Chairman of the Board and Co-Chief Executive Officer of Phar-Mor; as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in the Corporation; and as the President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director and a member of the Executive Committee of GrandBanc, Inc. ("GrandBanc"), the holding company of Grand Bank, Maryland, and, in connection with investments by the Corporation and its subsidiaries, as a director of Carson, RAS, Caring, HPD and Cyclone, Incorporated ("Cyclone"), and as a member of the Board of Managers of Chemlink. Mr. Butler is a trustee and a member of the Executive Committee of the Board of Trustees of The American University, and a director of the Starlight Foundation, a charitable organization. He was appointed by President George Bush to serve on the President's Advisory Committee on the Arts, and he now serves as President of the National Committee for the Performing Arts, John F. Kennedy Center, Washington, D.C. Mr. Butler also served as Co-Chairman of the Board of FoxMeyer since March 1991 and was Co-Chief Executive Officer of FoxMeyer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer, FoxMeyer Drug and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

MELVYN J. ESTRIN, age 56, has served as a director of the Corporation since 1990. Mr. Estrin has also served as Co-Chairman of the Board of the Corporation since March 1991 and was appointed Co-Chief Executive Officer of the Corporation in October 1991. He also serves as Co-Chairman of the Board and Co-Chief Executive Officer of Phar-Mor; as managing partner of Centaur Partners, L.P., an investment partnership; and has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983. Mr. Estrin presently serves as a director and a member of the Executive Committee of GrandBanc, as a director of Washington Gas Light Company and, in connection with investments by the Corporation and its subsidiaries, as a director of Carson, RAS, Caring, and HPD, and as a member of the Board of Managers of Chemlink. Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission. Mr. Estrin also served as Co-Chairman of the Board of FoxMeyer since March 1991 and was Co-Chief Executive Officer of FoxMeyer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer, FoxMeyer Drug and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

HYMAN H. FRANKEL, PH.D., age 78, has served as a director of the Corporation since February 1997. Dr. Frankel holds a Ph.D. in Sociology, and has served as a consultant to the Corporation since 1992. See "COMPENSATION OF DIRECTORS" below. He has served as President and a director of Human Service Group, Inc., a private management and investment firm, and was also a founder and has served as an executive officer and a director of University Research Co, LLC since 1965. Both of these companies are controlled by Mr. Estrin. Dr. Frankel has also served as Chairman of the Board of The Center for Human Service, Inc., a non-profit health and education research organization, and as Vice President and a director of American Health Services, an operator of general and psychiatric hospitals and nursing homes. Dr. Frankel has held teaching and research positions in social sciences at a number of universities throughout the United States during the past 35 years, and has served in various capacities in connection with a number of government commissions and other programs.

FRED S. KATZ, age 60, has served as a director of the Corporation since February 1997. Mr. Katz is President of First Taconic Capital Corporation ("First Taconic"), a private merchant banking and consulting firm, since 1996. Mr. Katz has also served as a Managing Director of Whale Securities, L.P., a registered broker-dealer and member of the National Association of Securities Dealers, Inc., from June 1991 to December 1996, and as Chairman of the Board of Cyclone, a former business unit of USX Corporation, since 1994. Mr. Katz is also a director of UNSI Corporation ("UNSI"). In 1994 and 1995, a subsidiary of the Corporation, M & A Investments, Inc. ("M&A"), invested in UNSI and Cyclone. See "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" below. Mr. Katz has over 30 years of diversified investment and merchant banking experience specializing in investments in emerging growth companies and industries through private placements or public offerings of securities.

WILLIAM A. LEMER, age 58, has served as a director of the Corporation since February 1997. Mr. Lemer is a private investor and real estate developer. He has served as President of Bethesda Avenue Photo, Inc. and Pentagon Concourse Photo, Inc., franchisees of One Hour Moto Photo, since June 1992. Since April 1988, he has been the general partner of Metro Associates Limited Partnership, which owns a shopping center in Woodbridge, Virginia. Until March 1997, Mr. Lemer also served as a Director of Ben Franklin, which filed for protection under the Bankruptcy Code in July 1996. Mr. Lemer is the brother-in-law of Mr. Estrin.

CHARLES C. PECARRO, age 61, has served as a director of the Corporation since February 1997. Mr. Pecarro is the Chief Financial Officer of Human Service Group, Inc. and President of University Research Co, LLC, both of which are companies controlled by Mr. Estrin. Mr. Pecarro has worked for the companies since 1972, and he has been a certified public accountant since 1968. Mr. Pecarro also serves on the Board of Directors of the Center for Technical Cooperation, a private non-profit corporation.

JOHN L. WINEAPPLE, age 59, has served as a director of the Corporation since February 1997. Mr. Wineapple has been the principal of John Wineapple Associates, Inc., a marketing and business development consulting firm that has advised such clients as Regent International, Inc., Fleet Street, Ltd., Kellwood Company, Chateau International, Moretz, Inc., Sara Lee Corporation, Wal-Mart Stores, Inc., Mondani, Inc. and Fabrictex, Inc. From 1988 to 1995, he served as Senior Vice President and Partner of ScotchMaid, Inc., a division of Sara Lee Corporation engaged in mass market distribution to large retailers. Mr. Wineapple also served as an independent director of FoxMeyer Funding, Inc., a subsidiary of FoxMeyer, during a portion of fiscal 1997.

DANIEL GROPPER, age 28, has served as a director of the Corporation since April 1998. Mr. Gropper joined Stonington as an Analyst in 1995, and is currently a Portfolio Manager working on a variety of projects including bankruptcies, restructurings, liquidations, activist positions and distressed high yield situations. Prior to joining Stonington, Mr. Gropper was an Associate in the Investment Banking Department of Interstate/Johnson Lane, where he worked on public offerings and merger transactions. Prior to his position with Interstate/Johnson Lane, Mr. Gropper was an Analyst in the Financial Institutions Group of the Investment Banking Division of Goldman, Sachs & Co. Mr. Gropper has a Bachelor of Science in Commerce with Distinction from the University of Virginia.

VINCENT INTRIERI, age 42, has served as a director of the Corporation since April 1998. Mr. Intrieri is a Portfolio Manager at a New York investment firm. Prior thereto, Mr. Intrieri was a Portfolio Manager with Stonington since 1995, where he analyzed investments and managed a portfolio of stocks and high yield bonds in a variety of industries. Prior to joining Stonington, Mr. Intrieri was a Partner in the Corporate Recovery Services Group in the Chicago office of Arthur Anderson & Co., where he had extensive experience in accounting, finance and consulting services for major Fortune 500 corporations. Prior to Arthur Anderson & Co., Mr. Intrieri was a Director in the Bankruptcy and Reorganization Services Group of Price Waterhouse. Mr. Intrieri has a Bachelor of Science in Accounting with Distinction from Pennsylvania State University, and was previously a director of Australian Food and Fiber Limited, Marvel Holdings, Inc. and Marvel (Parent) Holding, Inc.

RALPH DELLACAMERA, JR., age 45, has served as a director of the Corporation since June 1998. Mr. DellaCamera is currently President and Chief Executive Officer of Brean, Murray & Co., Inc., a New York City based brokerage firm that is a member of the New York Stock Exchange. Prior thereto, Mr. DellaCamera was employed by Stonington, most recently as Head Trader and Senior Risk Manager where he was responsible for managing investments in distressed securities, equities, commodities and currencies. Mr. DellaCamera holds a Bachelor of Science in Business Administration from the University of New Haven.

BRIAN MILLER, age 33, has served as a director of the Corporation since June 1998. Mr. Miller joined Stonington as a trader in 1991 and is currently a Portfolio Manager specializing in equity arbitrage strategies. Prior to joining Stonington, Mr. Miller was employed by Yamaichi International as a derivatives trader. Mr. Miller has a Bachelor of Science in Economics with Honors from Albany State University.

                               EXECUTIVE OFFICERS

A brief biography of each executive officer of the Corporation (other than the Co-Chairmen of the Board and Co-Chief Executive Officers, whose biographies are set forth above) who served during fiscal 1999 is provided below. Executive officers are typically elected by the Board of Directors at its annual meeting and hold office until the next annual meeting of the Board of Directors or until their successors have been duly elected and qualified. All of these individuals were also formerly officers of FoxMeyer and FoxMeyer Drug, which filed for relief under Chapter 11 of the Bankruptcy Code in 1996.

EDWARD L. MASSMAN, age 40, has served as Senior Vice President and Chief Financial Officer of the Corporation since May 1996. Prior thereto, he served the Corporation as Senior Vice President of Finance and Controller since February 1996, as Vice President and Controller since July 1994 and as Controller since July 1993. He also served as Senior Vice President and Chief Financial Officer of FoxMeyer and FoxMeyer Drug from May 1996 to September 1996 and, prior thereto, as Vice President and Controller from September 1994 to February 1996 and as Director of Accounting since September 1990. Mr. Massman was employed by Deloitte & Touche LLP from January 1983 to September 1990, serving most recently as Senior Audit Manager. Mr. Massman and the Corporation have entered into a separation agreement under which he will be separated from the Corporation effective June 28, 1999 (see EMPLOYMENT AND INDEMNIFICATION AGREEMENTS below).

JOHN G. MURRAY, age 44, has served as Vice President - Finance of the Corporation since July 1997. Prior thereto, he was a consultant to the Corporation from July 1996 to July 1997 and served as Vice President and Assistant Treasurer of the Corporation from April 1996 to July 1996 and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996. He also served as Vice President and Assistant Treasurer of FoxMeyer and FoxMeyer Drug from April 1996 to November 1996, and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996. Mr. Murray was Senior Vice President and Treasurer of Phoenix Ventures, Inc., a venture capital firm, from April 1989 to August 1993.

GRADY E. SCHLEIER, age 47, has served as Vice President and Treasurer since November 1995. Effective as of June 28, 1999, Mr. Schleier will also be Chief Financial Officer of the Corporation. He also served as Vice President and Treasurer of FoxMeyer and FoxMeyer Drug from November 1995 to November 1996 and, prior thereto, as Director of Project Finance since June 1993. He also served as Treasurer of FoxMeyer Canada Inc., a former subsidiary of the Corporation, until October 1996. Mr. Schleier was the Chief Financial Officer and a director of American EnviroTech, Inc., a hazardous waste management company, from February 1988 to September 1992.

SCOTT E PETERSON, age 47, has served as Vice President - Finance and Controller of the Corporation since November

1996. He served as Vice President and Controller of FoxMeyer and FoxMeyer Drug from March 1996 to November 1996 and, prior thereto, as Assistant Controller since May 1995. Mr. Peterson served in various capacities, most recently Vice President, Controller, Assistant Secretary and Treasurer, for Tom Thumb Food & Drugs, Inc. from February 1993 to July 1994. Prior thereto, he was Vice President and Treasurer of Tom Thumb Stores, Inc. from September 1989 to January 1993. Mr. Peterson and the Corporation have entered into a separation agreement under which his employment with the Corporation will terminate effective June 30, 1999.

ROBERT H. STONE, age 39, has served as Vice President, General Counsel and Secretary of the Corporation since November 1996. From November 1994 to November 1996, he served as Associate General Counsel and Assistant Secretary of the Corporation, FoxMeyer and FoxMeyer Drug. Mr. Stone was an attorney with the law firm of Jones, Day, Reavis & Pogue from 1986 to November 1994.


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Corporation's directors, executive officers and persons who beneficially own more than 10 percent of a registered class of the Corporation's equity securities ("10% Owners") to file reports of beneficial ownership of the Corporation's securities and changes in such beneficial ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish the Corporation with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of the copies of the forms filed pursuant to Section 16(a) furnished to the Corporation, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal 1999, the Corporation believes that its directors, executive officers and 10% Owners complied with Section 16(a) filing requirements applicable to them during fiscal 1999 and prior fiscal years, except that United Equities Commodities Company, Momar Corporation and Moses Marx (collectively, "United"), which is a 10% Owner, increased its beneficial ownership of common stock, Series A preferred stock and convertible preferred stock during fiscal 1999 and did not furnish the Corporation a Form 4 with respect thereto.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the three fiscal years ended March 31, 1999 received by the Corporation's Co-Chief Executive Officers and the next three most highly compensated executive officers of the Corporation for fiscal 1999:

                                                                                                Long-Term
                                                   Annual Compensation (A)                     Compensation
                                ------------------------------------------------------------------------------------
                                                                                          Awards          Payouts
                                                                                    --------------------------------
                                                                          Other         Securities
                                                                         Annual         Underlying         LTIP          All Other
      Name and Principal         Fiscal                    Bonus        Compensa-        Options/        Payouts         Compensa-
          Position               Year      Salary($)        ($)          tion($)          SARs(#)          ($)          tion($) (B)
------------------------------------------------------------------------------------------------------------------------------------
Abbey J. Butler (C)               1999      790,484       203,900          - -            410,000           0            130,445
Co-Chairman of the                1998      370,833       750,000          - -            400,000        451,404          26,751
Board and Co-Chief                1997      649,765          0             - -            994,640           0             17,773
Executive Officer






Melvyn J. Estrin (C)              1999      790,484       203,900          - -            410,000           0            112,269
Co-Chairman of the                1998      370,833       750,000          - -            400,000        451,404           7,064
Board and Co-Chief                1997      649,765          0             - -            994,640           0              7,274
Executive Officer

Edward L. Massman (D)             1999      300,000       100,000          - -               0              0              6,170
Former Senior Vice President      1998      237,500       600,000          - -            400,000        341,973           7,410
and Chief Financial Officer       1997      203,364       500,000          - -             52,000           0              4,184

Robert H. Stone (E)               1999      200,000          0             - -               0              0              5,741
Vice President, General           1998      158,333       300,000          - -            100,000        177,826           6,728
Counsel and Secretary             1997      129,200        80,400          - -             21,834           0              2,360

Grady E. Schleier (F)             1999      200,000          0             - -               0              0              5,643
Vice President, Chief             1998      158,333       200,000          - -            100,000        177,826           6,784
Financial Officer and             1997      153,168        82,500          - -             20,000           0              3,199
Treasurer



(A) The amounts listed under fiscal 1999 consist of compensation paid by the Corporation during fiscal 1999 and compensation paid by Phar-Mor during its most recent fiscal year ended June 27, 1998. No amounts are provided under the column entitled "Other Annual Compensation" because the aggregate amount of perquisites and personal benefits did not exceed the lesser of $50,000 or 10 percent of such executive officer's total salary and bonus for the fiscal year.

(B) In fiscal 1999, All Other Compensation consisted of for Mr. Butler (i) $7,094 for company-paid split-dollar life insurance, (ii) $1,656 for company-paid term life insurance, (iii) $4,904 in company matching contributions to its Employees' Savings and Profit Sharing Plan (the "401(k) Plan"), (iv) $111,691 for Phar-Mor paid life insurance premiums, and (v) $5,100 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Estrin (i) $6,435 for company-paid split-dollar life insurance,
(ii) $1,656 for company-paid term life insurance, (iii) $99,078 for Phar-Mor-paid life insurance premiums, and (iv) $5,100 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Massman (i) $4,928 in company matching contributions to the 401(k) Plan and
(ii) $1,242 for company-paid term life insurance; for Mr. Stone (i) $4,913 in company matching contributions to the 401(k) Plan and (ii) $828 for company-paid term life insurance; and for Mr. Schleier (i) $4,856 in company matching contributions to the 401(k) Plan and (ii) $787 for company-paid term life insurance. In fiscal 1998, All Other Compensation consisted of for Mr. Butler (i) $17,897 for company-paid split-dollar life insurance, (ii) $1,268 for company-paid term life insurance and (iii) $7,586 in company matching contributions to the 401(k) Plan; for Mr. Estrin (i) $5,796 for company-paid split-dollar life insurance and (ii) $1,268 for company-paid term life insurance; for Mr. Massman (i) $6,553 in company matching contributions to the 401(k) Plan and (ii) $857 for company-paid term life insurance; for Mr. Stone (i) $6,163 in company matching contributions to the 401(k) Plan and
(ii) $565 for company-paid term life insurance; and for Mr. Schleier (i) $6,192 in company matching contributions to the 401(k) Plan and (ii) $592 for company-paid term life insurance. In fiscal 1997, All Other Compensation consisted of for Mr. Butler (i) $13,619 for Company-paid split dollar life insurance and (ii) $4,154 in Company matching contributions to FoxMeyer's 401(k) plan; for Mr. Estrin, (i) $3,120 for Company-paid split-dollar life insurance and (ii) $4,154 in Company matching contributions by FoxMeyer to its 401(k) plan through November 1996; and for Messrs. Massman, Stone and Schleier, matching contributions by FoxMeyer to its 401 (k) plan through November 1996. The de minimis amounts of FoxMeyer paid term life insurance during fiscal 1997 are not readily available to the Corporation and are not included in the table.

(C) In fiscal 1999, Mr. Butler and Mr. Estrin each received $475,000 in salary from the Corporation and $315,484 in salary and a $203,900 bonus from Phar-Mor, and were each granted options to purchase 410,000 shares of Phar-Mor common stock. In fiscal 1998, all compensation received by Mr. Butler and Mr. Estrin was paid by the

Corporation, and they were each granted options to purchase 400,000 shares of Common Stock. In fiscal 1997, Mr. Butler and Mr. Estrin each received $350,000 from the Corporation, $231,314 from FoxMeyer, and $68,451 from Ben Franklin, and all of the options to purchase 994,640 shares of common stock that were previously granted to each of Mr. Butler and Mr. Estrin, including options to purchase 99,440 shares of common stock that expired in fiscal 1997, were repriced and/or replaced by the Corporation. In addition, in fiscal 1997, Mr. Butler and Mr. Estrin received severance payments from McKesson, which assumed FoxMeyer's obligations under their respective employment agreements with FoxMeyer in connection with McKesson's acquisition of substantially all of the assets of FoxMeyer and FoxMeyer Drug.

In addition, Mr. Butler and Mr. Estrin have each received compensation for serving as outside directors of the following companies in which the Corporation owns an interest. In fiscal 1999,(i) Carson awarded Mr. Butler 20,625 shares and Mr. Estrin 10,125 shares of restricted stock and granted each of them options to purchase 5,000 shares of common stock and (ii) Caring granted Mr. Estrin options to purchase 20,000 shares of common stock. In fiscal 1998, (i) Phar-Mor paid each of Mr. Butler and Mr. Estrin $12,500 as his pro rata portion of annual director fees, plus per meeting fees, and granted each of them options to purchase 10,000 shares of common stock and credited each with 7,703 shares of common stock under its Phantom Stock Plan, (ii) Imagyn paid each of Mr. Butler and Mr. Estrin $21,000 in director fees and granted each of them options to purchase 7,500 shares of common stock, (iii) Carson awarded each of Mr. Butler and Mr. Estrin 2,710 shares of restricted stock and options to purchase 5,000 shares of common stock and (iv) Caring granted Mr. Estrin options to purchase 10,000 shares of common stock. In fiscal 1997, (i) Phar-Mor paid each of Mr. Butler and Mr. Estrin $25,000 in annual director fees, plus per meeting fees, and granted each of them options to purchase 5,000 shares of common stock and credited each with 4,050 shares of common stock under its Phantom Stock Plan,
(ii) Imagyn paid each of Mr. Butler and Mr. Estrin $11,000 and $10,000 in director fees, respectively, and granted each of them options to purchase 7,500 shares of common stock, and (iii) Carson granted each of Mr. Butler and Mr. Estrin options to purchase 1,500 shares of common stock. In addition, Mr. Butler served as an outside director of CST Entertainment, Inc. ("CST") during fiscal 1997, and the Corporation has been unable to obtain any information from CST regarding director fees because it liquidated its assets and filed for relief under Chapter 7 of the Bankruptcy Code during fiscal 1997.

(D) FoxMeyer Drug paid all compensation through November 1996, including $100,000 pursuant to an August 8, 1996 incentive agreement. In fiscal 1997, the Corporation paid $300,000 and assigned to Mr. Massman a 50% interest in all amounts received by the Corporation from the proceeds of any sale of any assets of, or its interests in, the Alumet Partnership. As of the date of the assignment, its fair market value was estimated to be $100,000. Certain mineral rights of the Partnership were subsequently sold in fiscal 1998, thereby increasing the value of the assignment. Mr. Massman will be separated from the Corporation effective as of June 28, 1999.

(E) FoxMeyer Drug paid all compensation through November 1996, including a $5,400 stay pay bonus.

(F) FoxMeyer Drug paid all compensation through November 1996, including a $7,500 stay pay bonus.



           OPTION/SAR GRANTS IN FISCAL YEAR 1999 TO EXECUTIVE OFFICERS

The Corporation did not grant any options during fiscal 1999 to any of its executive officers.


    AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 1998 BY EXECUTIVE OFFICERS AND
                       FISCAL YEAR-END OPTION/SAR VALUES

The executive officers named in the Summary Compensation Table did not exercise any options during fiscal 1999. Because the market value of the Corporation's common stock on March 31, 1999 was less than the exercise price of all of the outstanding options held by the named executive officers, there were no in-the-money unexercised options held at the end of fiscal 1999.


                                                    Number of Securities Underlying
                                                Unexercised Options/SAR's at FY-End (#)
                                                ---------------------------------------
               Name                                 Exercisable          Unexercisable
         ------------------------------------------------------------------------------
           Abbey J. Butler                          1,127,973                266,667
           Melvyn J. Estrin                         1,127,973                266,667
           Edward L. Massman                          185,333                266,667
           Robert H. Stone                             55,167                 66,667
           Grady E. Schleier                           53,333                 66,667

                       LONG-TERM INCENTIVE PLANS -- AWARDS
                               IN LAST FISCAL YEAR


The Corporation previously adopted a Performance Incentive Plan (the "Incentive Plan") that provided for the distribution of amounts to participants based on specified percentages of (a) Net Income (as defined in the Incentive Plan) and (b) Litigation Income, which consists of net income generated in connection with the Corporation's lawsuit against McKesson and various other defendants. In fiscal 1998, the Corporation granted awards which total 17.5% of any future Litigation Income to all participants, and the Incentive Plan provides that neither the percentage of Litigation Income nor the percentage award levels applicable to such participants can be changed in any manner whatsoever, irrespective of when Litigation Income is accrued or received by the Corporation, unless the participant has voluntarily terminated his or her employment with the Corporation or is terminated by the Corporation for cause. Thus, although the Incentive Plan has not been renewed with respect to Net Income for the fiscal year beginning April 1, 1999, the Incentive Plan continues to be effective with respect to Litigation Income.

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

Each of the directors who served on the Board of Directors during fiscal 1998 is also a party to an indemnification agreement with the Corporation dated as of October 23, 1997, the terms of which are substantially the same as the indemnification agreements between the Corporation and its executive officers. See EMPLOYMENT AND INDEMNIFICATION AGREEMENTS below.

One of the outside directors of the Corporation, Hyman H. Frankel, has also served as a business consultant to the Corporation since February 1992. Dr. Frankel and the Corporation are parties to a written agreement that is terminable by either party on thirty days prior written notice. Under the agreement, the Corporation paid Dr. Frankel a monthly consulting fee of $7,500 until March 31, 1999, after which it was reduced to $3,750.




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

Edward L. Massman, the former Senior Vice President and Chief Financial Officer of the Corporation, entered into a Separation Agreement with the Corporation, effective as of June 28, 1999. Under the agreement, Mr. Massman will be separated from the Corporation as of June 28, 1999. In full satisfaction of the Corporation's obligations under Mr. Massman's prior employment agreement with the Corporation, Mr. Massman will be paid $50,000 as a pro-rated portion of his contractual bonus that would otherwise be payable in November 1999, and will also be paid $150,000 for each of the next two years. In addition, for each of the Corporation's fiscal years ending on March 31, 2000 and March 31, 2001 (or, in certain limited circumstances, for the fiscal year ending on March 31, 2002), the Corporation will pay Mr. Massman an amount equal to the total amount of bonuses paid and/or accrued by the Corporation with respect to its General Counsel and its Chief Financial Officer for the applicable fiscal year. Mr. Massman will also generally retain his existing options to purchase the Corporation's common stock, which will be exercisable until their expiration dates in 2002, and his existing 2.86% interest in Litigation Income under the Incentive Plan.

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

Grady E. Schleier, the Vice President, Chief Financial Officer and Treasurer of the Corporation and John G. Murray, the Vice President - Finance of the Corporation, each has an employment agreement with the Corporation that is substantively identical to the employment agreement described above between the Corporation and Mr. Stone.

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



PHAR-MOR.

Mr. Butler and Mr. Estrin each has an employment agreement with Phar-Mor. The agreements are each for a rolling three-year term commencing on October 1, 1997 that provide for Messrs. Butler and Estrin to serve as Co-Chief Executive Officers and Co-Chairmen of the Board. The initial annual base salary of each of Messrs. Butler and Estrin is $425,000, subject to annual increases of 8%. The agreements provide for an annual incentive bonus under a company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between Phar-Mor and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing in Phar-Mor's fiscal year ending June 27, 1998, provided, however, that if the performance objectives are exceeded, then such bonus will be increased to a level commensurate with the amount of bonuses payable to senior officers of Phar-Mor who are situated similarly to Messrs. Butler and Estrin.

Each of Messrs. Butler and Estrin was also been granted options to purchase 200,000 shares of common stock of Phar-Mor at an exercise price of $6.84375 per share under the Phar-Mor Stock Incentive Plan, which options vest with respect to 33.34% of the underlying shares on the date of grant (October 1, 1997), and with respect to an additional 33.33% on each of the first and second anniversaries of the date of grant. The term of the options is seven years and unless Messrs. Butler and Estrin elect otherwise, to the fullest extent permitted by law and under the plan, such options shall be treated and reported as incentive stock options. Each of Messrs. Butler and Estrin were granted incentive stock options to purchase 200,000 shares of common stock of Phar-Mor at an exercise price of $9.625 per share on June 23, 1998 on terms similar to the earlier grants.

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

The employment agreements with Messrs. Butler and Estrin further provide for various employee benefits and perquisites, including but not limited to, payment, on a tax reimbursed, "grossed-up" basis, for a $1.5 million whole life insurance policy on Messrs. Butler and Estrin's lives or, at the election of either of them, a term policy requiring an equivalent premium; disability insurance adequate to pay Messrs. Butler and Estrin 60% of their respective base salaries until age 75; reimbursement of all medical, hospitalization and dental costs for Messrs. Butler and Estrin and their families; the use of a car owned or leased by Phar-Mor and the provision of other transportation for Messrs. Butler's and Estrin's travel requirements such as the lease of an aircraft; and business expenses at locations other than Phar-Mor's headquarters.

Each of the agreements with Messrs. Butler and Estrin provides that, if it is terminated without cause (as defined), such officer will be entitled to the present value of his base salary, discounted at 5%, for the remaining contract term, annual and long-term incentive payments payable for the remainder of the term, all compensation, benefits, stock options, health and disability benefits accruing under the agreement for the remainder of the term (or, at their option, the value of such stock options determined in accordance with the "Black Scholes' Formula"), tax reimbursement in respect of any termination payments that constitute excess parachute payments under federal income tax laws, and the accelerated vesting (and extended post-termination exercise periods) of all stock options. Under each agreement, termination with cause by Phar-Mor is limited to the entry of a felony conviction, voluntary resignation, death, or permanent disability (as defined in each agreement).

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

The Finance and Personnel Committee (the "Finance Committee") of the Corporation's Board of Directors performs the functions of a compensation committee. The Finance Committee is comprised of three directors: Mr. John L. Wineapple, who is the Chairman, and Messrs. Fred S. Katz and William A. Lemer. Mr. Katz also serves as Chairman of the Board and is a shareholder of Cyclone. Abbey J. Butler, is the Co-Chairman and Co-Chief Executive Officer of the Corporation and of a subsidiary of the Corporation, M&A, and is also a director of Cyclone.


                  REPORT OF THE FINANCE AND PERSONNEL COMMITTEE

The Finance Committee is comprised of three directors: Mr. John L. Wineapple, who is the Chairman, and Messrs. Fred S. Katz and William A. Lemer.

EXECUTIVE COMPENSATION

Compensation for the Corporation's executive officers consists of base salary, annual performance incentive payments, long-term incentive awards, stock option grants, and participation in the 401(k) Plan and other employee health and welfare benefit plans. Executive officers are also eligible to receive discretionary bonuses as an incentive for superior performance. The goals of the Corporation's executive compensation policy are to motivate and reward its executive officers for overseeing and managing the Corporation's operations and investments, contributing towards long-term strategic planning and improving long-term stockholder value, and to attract and retain high-quality executive talent.

The Finance Committee's philosophy regarding executive compensation also attempts to recognize the unique financial history of the Corporation during the past three years, as well as the extensive knowledge of the Corporation's executive officers with respect to the events and circumstances which occurred during that time. Absent the continued employment of and involvement by these individuals, the Finance Committee believes that the Corporation would be significantly hindered, if not entirely precluded, from moving forward effectively on its most critical strategies and initiatives. In particular, these individuals have extensive and critical knowledge and experience regarding the facts and circumstances underlying (i) the McKesson Litigation, which is being prosecuted in Texas state court and is also the subject of an injunction action in Delaware, (ii) the consolidated class action shareholder lawsuits pending against the Corporation in federal and state court in Dallas, which relate to actions of the Corporation and FoxMeyer that occurred in 1995 and 1996, and (iii) the Trustee's lawsuits against certain third parties that significantly harmed the FoxMeyer entities, of which 30% of the proceeds are payable to the Corporation and are pledged as collateral by it to secure its $8 million obligation to the Trustee. In addition, a number of the executive officers were instrumental in bringing certain investment opportunities to the Corporation's attention. The Finance Committee believes that the involvement of these and other executive officers is and will continue to be essential to the ongoing development of, and ultimate realization of value from, these investments.

During fiscal 1999, each of the Corporation's officers and key employees was paid a specified salary pursuant to the terms of his or her employment agreement with the Corporation. All of these employment agreements were executed and/or amended prior to fiscal 1999. Except with respect to a contractual bonus paid to the Corporation's former Senior Vice President and Chief Financial Officer and fiscal 1998 bonuses that were paid in May 1999, the Finance Committee did not approve, and the Corporation did not pay, any bonus to any of the Corporation's officers and key employees for fiscal 1999.

The Corporation's officers and key employees were also covered by an Incentive Plan during fiscal 1999. The Incentive Plan, which was adopted and approved by the Finance Committee beginning in fiscal 1997, provided for a fixed percentage of the Corporation's Net Income and Litigation Income (as such terms are defined in the Incentive Plan) to be paid to such officers and employees based on a fixed allocation schedule. There was no Net Income or Litigation Income under the Incentive Plan during fiscal 1999 and, accordingly, no amounts were awarded or paid to any persons thereunder. With respect to fiscal 2000, the Committee has recently determined that the Incentive Plan provisions regarding Net Income will not be renewed, and that bonuses, if any, should be awarded and paid on a discretionary basis. The Incentive Plan's provisions regarding Litigation Income, however, provide that awards granted in prior fiscal years may not be changed. Accordingly, to the extent that the Corporation receives any net recovery from the McKesson Litigation in fiscal 2000 and future years, the Corporation's executive officers and key employees will receive incentive payments based on awards granted in fiscal 1998.

CO-CHIEF EXECUTIVE OFFICERS

The Finance Committee also makes compensation decisions regarding Abbey J. Butler and Melvyn J. Estrin, the Co-Chief Executive Officers of the Corporation. During fiscal 1999, in accordance with amendments to their respective employment agreements entered into in fiscal 1998, the Corporation paid each of Messrs. Butler and Estrin a annual salary of $475,000. With respect to other annual compensation, Messrs. Butler and Estrin were treated substantially the same as the Corporation's other executive officers, as the Finance Committee did not approve, and the Corporation did not pay, any bonus to either Mr. Butler or Mr. Estrin for fiscal 1999, whether under the Incentive Plan or otherwise.

Section 162(m) of the Internal Revenue Code (the "Code") limits the deductibility on the Corporation's tax return of compensation over $1 million to any of its named executive officers unless, in general, the compensation is paid pursuant to a plan that is performance related, non-discriminatory and has been approved by shareholders. Because the compensation of certain executive officers may exceed $1 million in any one year, the Code may limit the deductibility of such compensation unless an exception to such limitation is available. In such event, and because of the uncertainties surrounding the application and interpretation of these limits, no assurance can be given that any such compensation will be fully deductible. In addition, the Corporation and each of Messrs. Butler and Estrin have entered into amendments to their respective employment agreements that contain certain severance provisions applicable in the event of a change of control of the Corporation. To the extent benefits received by Messrs. Butler or Estrin pursuant to such severance provisions equal or exceed 300% of his average annual taxable compensation (as defined in the applicable regulations), the full amount of such excess ("parachute payments") will not be deductible by the Corporation and the amount of the parachute payments will reduce the $1 million limit under Section 162(m).


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


                                PERFORMANCE GRAPH

The following graph compares the performance of the Corporation's common stock, the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Index for the Corporation's last five fiscal years. The graph assumes that the value of the investment in the Corporation's common stock and in each index was $100 on April 1, 1994, and that all dividends were reinvested.


                                     [Graph]

                                                                    Fiscal Year Ended March 31,
                                                --------------------------------------------------------------
                                     4/1/94          1995        1996          1997        1998         1999
--------------------------------------------------------------------------------------------------------------
The Corporation                     $ 100.00      $ 121.09     $ 113.28      $  6.25      $ 12.89      $  6.25
S&P 500 Index                         100.00        115.57       152.67       182.93       270.74       320.71
S&P SmallCap 600                      100.00        105.28       138.11       149.70       221.07       186.08

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 14, 1999 with respect to the beneficial ownership of the Corporation's common stock by (i) persons believed by the Corporation to be the beneficial owners of more than 5% of the outstanding shares of the Corporation's common stock, (ii) all directors and nominees for election as directors of the Corporation, (iii) each of the named executive officers of the Corporation, and (iv) all directors and named executive officers as a group.

The number of shares of the Corporation's common stock beneficially owned by each individual set forth below is determined under rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares that an individual presently, or within 60 days of the date of June 29, 1999 (the date on which this report is due at the Commission, the "Due Date"), has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with his spouse) with respect to the shares of the Corporation's common stock set forth in the following table.


                                               Number of Shares of                    Number of Shares
                                                   Common Stock      Percentage of      That May Be
  Name and Address of Beneficial Owner (1)      Beneficially Owned    Outstanding     Acquired Within
                                                       (2)             Shares (3)      Sixty Days (2)
------------------------------------------------------------------------------------------------------

The Centaur Group (4)
c/o Centaur Partners IV
17 Battery Place, Suite 709                          1,504,055           8.6%                       0
New York, New York 10004

Directors and Nominees for Director
(including those who are also Executive
Officers):
----------------------------------------------
Abbey J. Butler (5)                                  2,765,361          15.8%               1,261,306
Melvyn J. Estrin (5)                                 2,769,117          15.8%               1,261,306
Hyman H. Frankel                                        16,000            *                    16,000
Fred S. Katz                                            16,000            *                    16,000
William A. Lemer                                        16,000            *                    16,000
Charles C. Pecarro                                      16,000            *                    16,000
John L. Wineapple                                       21,000            *                    16,000
Ralph DellaCamera, Jr. (6)                                   0           0.0%                       0
Daniel Gropper (6)                                           0           0.0%                       0
Vincent Intrieri (6)                                         0           0.0%                       0
Brian Miller (6)                                             0           0.0%                       0

Named Executive Officers:
----------------------------------------------
Edward L. Massman                                      318,666           1.8%                 318,666
Robert H. Stone                                         88,500            *                    88,500
Grady E. Schleier                                       86,666            *                    86,666

All Directors and Named Executive Officers
as a Group                                           4,609,255          26.3%

Other Holders (7):
----------------------------------------------
BEA Associates
153 East 53rd Street
New York, NY 10022                                     712,000           4.1%                       0

Elliott Associates, L.P. (6) (9)
712 Fifth Ave. 36th Floor
New York, NY 10019                                   1,050,251           6.0%                 216,351



                                               Number of Shares of                    Number of Shares
                                                   Common Stock       Percentage of      That May Be
  Name and Address of Beneficial Owner             Beneficially        Outstanding     Acquired Within
                  (1)                                Owned (2)          Shares (3)      Sixty Days (2)
------------------------------------------------------------------------------------------------------
National Intergroup, Inc. Retirement Program
and Davenport, Inc. Pension Plan                     1,361,500           7.8%                       0

Phar-Mor, Inc. (9)
20 Federal Plaza West
P O Box 400
Youngstown, Ohio 44501                               2,086,200          11.9%                       0
United Equities Commodities Company, et. al. (8) (9)
160 Broadway
New York, NY 10038                                   2,424,624          13.8%                 396,124

-   *   Indicates less than 1%.

(1) Except as provided in the Table, the business address of the directors and executive officers, the National Intergroup, Inc. Retirement Program, and the Davenport, Inc. Pension Plan is c/o Avatex Corporation, 5910 North Central Expressway, Suite 1780, Dallas, Texas 75206.

(2) Includes shares of common stock underlying Convertible Preferred Stock and options that are exercisable within 60 days of the Due Date.

(3) Percentages are based on a total of 17,515,406 shares of common stock, which consists of (i) 13,806,487 shares outstanding as of June 14, 1999, (ii) 3,096,444 shares underlying options that are exercisable within 60 days of the Due Date held by directors and named executive officers, and (iii) 612,475 shares into which the convertible preferred stock held by the entities listed in the Table is convertible.

(4) The Centaur Group is comprised of Messrs. Butler and Estrin, Centaur Partners IV, a New York general partnership ("Centaur IV"), Estrin Equities Limited Partnership, a Maryland limited partnership ("Estrin Equities"), and Butler Equities II, L.P., a Delaware limited partnership ("Butler Equities"). The general partners of Centaur IV are Estrin Equities and Butler Equities. AB Acquisition Corp. is the sole general partner of Butler Equities, and Mr. Butler owns all of the outstanding capital stock of AB Acquisition Corp. HSG Acquisition Co. is the general partner, and Human Service Group, Inc. is the largest limited partner, of Estrin Equities, and Mr. Estrin owns all of the outstanding capital stock of HSG Acquisition Co. and Human Service Group, Inc.

The Centaur Group in the aggregate holds 1,504,055 shares of common stock, which are held directly by the persons and entities described above as follows:
Centaur IV, 1,000 shares; Mr. Butler, 1,185,600 shares; Mr. Estrin, 310,455 shares (including 18,080 shares held in two trusts for which Mr. Estrin is a co-trustee, the beneficial ownership of which he disclaims), and Estrin Equities, 7,000 shares. Pursuant to the terms of the Centaur IV partnership agreement, neither Estrin Equities nor Butler Equities may acquire or dispose of shares of common stock without the consent of Centaur IV. In addition, pursuant to the Centaur IV partnership agreement, Estrin Equities and Butler Equities must vote all shares of common stock owned by each such entity as directed by Centaur IV. Accordingly, Centaur IV, which directly holds 1,000 shares, may be deemed to share the power to direct the voting and disposition of the 7,000 shares held by Estrin Equities.

Estrin Equities has designated Mr. Estrin and Butler Equities has designated Mr. Butler to act as a "Coordinating Person" pursuant to the Centaur IV partnership agreement. Messrs. Estrin and Butler, acting together, manage the affairs of Centaur IV and have the authority to make all decisions concerning Centaur IV's interest in common stock.

Estrin Equities disclaims beneficial ownership of the shares of common stock owned by Mr. Butler individually, and Butler Equities disclaims beneficial ownership of the shares of common stock owned by Estrin Equities and Mr. Estrin individually.

(5) Includes beneficial ownership of common stock through The Centaur Group and, for Mr. Estrin, 3,756 shares of common stock owned through FoxMeyer's 401(k) plan.

(6) Elliott and Westgate International, L.P. stated in filings with the Commission that Paul E. Singer and Braxton Associates, L.P., which is controlled by Mr. Singer, are the general partners of Elliott and that Hambledon, Inc. is the sole general partner of Westgate International, L.P. Messrs. Gropper and Miller are employees of Stonington, and Messrs. DellaCamera and Intrieri are former employees of

Stonington. Stonington is also controlled by Mr. Singer. The business address of Messrs. Gropper and Miller is Elliott Associates, L.P., 712 Fifth Ave., 36th Floor, New York, NY 10019, the business address of Mr. DellaCamera is Brean Murray & Co. Inc., 570 Lexington Avenue, New York, NY 10002, and the address of Mr. Intrieri is 235 East 95th Street, Apt. 17B-C, New York,
NY 10128.

(7) The information provided for "Other Holders" is based on Schedule 13D and
Schedule 13G reports filed with the Commission and other written information provided to the Corporation.

(8) United stated in filings with the Commission that Moses Marx, as a result of his position with and ownership interest in United Equities Commodities Company and Momar Corporation, could be deemed to have voting and/or investment power with respect to shares of the Corporation beneficially owned by them.

(9) The Corporation has been advised that Elliott, Mr. Marx and their respective affiliates and associated companies have entered into a Stock Purchase Agreement, dated June 18, 1999, with Phar-Mor. Subject to the consummation of the proposed merger of Xetava into the Corporation, Phar-Mor has agreed to purchase the 2,862,400 shares of the Corporation's common stock owned by Elliott, Mr. Marx and their respective affiliates and associated companies for $2.00 per share, with the closing to occur simultaneously with the closing of the proposed merger. The remaining shares of the Corporation's common stock that are beneficially owned by Elliott, Mr. Marx and their respective affiliates and associated companies are based on their ownership of the Corporation's convertible preferred stock. Pursuant to the Stockholders' Agreement executed in connection with the proposed merger, the holders of these shares will elect to receive cash, notes, warrants and other consideration, rather than new common stock, under the proposed merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With respect to Hyman H. Frankel, Ph.D., who is a director of the Corporation, see "COMPENSATION OF DIRECTORS" above. With respect to Fred S. Katz, who is a director of the Corporation, see "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" above.

In April 1998, 13 persons and entities (the "Purchasers") committed to purchase a total of $3 million of Series B preferred stock of RAS. The securities were purchased in three separate closings that occurred in April 1998, July 1998 and February 1999. The Purchasers also received warrants to purchase additional shares of Series B convertible preferred stock for an aggregate exercise price of $2 million. The Purchasers included the Corporation; Cabot Noble, Inc. ("Cabot Noble"), which is a wholly-owned subsidiary of Phar-Mor; all of the Corporation's executive officers and its Director of Accounting (and/or their designees); one non-officer director of the Corporation, Charles Pecarro; and two additional parties related to, or referred to by, Abbey Butler or Melvyn Estrin. Of the total amount invested, the Corporation's share was approximately 46.7%, Cabot Noble's share was 25%, the officers/designees' share was 19.8%, the non-officer director's share was 1% and the related parties' share was approximately 7.5%. The largest share invested by an officer or director of the Corporation (or his designee) was 5% of the total amount invested. Mr. Butler and Mr. Estrin are directors of RAS, and Mr. Butler and Mr. Schleier are directors of a RAS subsidiary, Presby Corp.

In April 1999, RAS distributed to its stockholders, including the Purchasers, shares of common stock in two RAS subsidiaries, PC Lens Corp. and Medical Internet Technologies, Inc. These stockholders also purchased additional shares of common stock of these entities based on the number of shares they were entitled to purchase had they exercised their warrants to purchase RAS preferred stock. The purchase price for these shares was their $.001 par value per share. In addition, the Corporation is a party to a consulting agreement with RAS, under which the Corporation provides certain financial, accounting and other management consulting services to RAS, and also licenses to RAS a portion of the office space leased by the Corporation in Dallas, Texas.

In April 1998, the Corporation and Cabot Noble each purchased $1.25 million of preferred stock of HPD in connection with the acquisition by a HPD subsidiary of certain assets of Block Drug Company, Inc. used in or related to the manufacture, sale or distribution of its household product lines. In addition, the Corporation and Cabot Noble each acquired 2.5% of the common stock of HPD as part of the transaction. The largest shareholder of HPD is HPD Partners, LP, a Delaware limited partnership, and Mr. Butler and Mr. Estrin are limited partners of HPD Partners, LP and directors of HPD.

In March and December 1998, certain persons and entities purchased a total of $7.2 million of membership interests in CLAC, which in turn purchased a total of 50% of the membership interests in Chemlink. These persons and entities included the Corporation; Phar-Mor; four of the Corporation's officers, Mr. Butler, Mr. Estrin, Mr. Massman and Mr. Schleier (and/or their designees); one non-officer director of the Corporation, Mr. Pecarro; and five additional parties related to, or referred to by, Mr. Butler or Mr. Estrin. Of the total amount invested in CLAC, the Corporation's share was approximately 41.1%, Phar-Mor's share was approximately 35.8%, the officers/designees' share was approximately 14.4%, the non-officer director's share was approximately 0.7%, and the related parties' share was approximately 8.0%. The largest share invested by a Corporation officer or director (or his designee) was approximately 6.1% of the total amount invested. In May 1999, each of the members of CLAC, along with the other members of Chemlink (or their respective stockholders), loaned a total of $250,000 to Chemlink on a pro rata basis based on their ultimate ownership interests in Chemlink, in the form of one year interest bearing notes. Mr. Butler and Mr. Estrin are members of the Board of Managers of Chemlink. In addition, the Corporation is a party to a consulting agreement with Chemlink, under which the Corporation provides certain financial, accounting and other management consulting services to Chemlink.

In May 1999, the Corporation purchased a $1 million secured promissory note from Caring. The Corporation has been advised that certain other stockholders of Caring are exercising their rights under Caring's Stockholders Agreement to purchase notes on the same terms and conditions as the note purchased by the Corporation. The Corporation, six of its officers, and seven additional parties related to or referred by Mr. Butler, Mr. Estrin or Mr. Massman currently own Series B preferred stock of Caring, and Mr. Butler and Mr. Estrin are directors of Caring. In addition, the Corporation licenses to Caring a portion of the office space leased by the Corporation in Dallas, Texas along with certain personal property located therein. In June 1999, Mr. Massman became the Chief Executive Officer of Caring.

The Corporation, through a number of wholly-owned subsidiaries (the "Subsidiaries"), engages in the buying, holding, operating and disposing of real estate, notes secured by real estate and other similar investments. These activities are conducted through limited partnerships (the "Partnerships") in which one or more of the Subsidiaries is a general and/or limited partner. The other partner in each of the Partnerships is an affiliate of The Bernstein Companies ("Bernstein Co"), a real estate development firm based in Washington, D.C. Mr. Estrin, Co-Chairman and the Co-Chief Executive Officer of the Corporation, is a director of each of the Development Subsidiaries. Mr. Estrin is the brother of Wilma E. Bernstein and the brother-in-law of Stuart A. Bernstein, owners of Bernstein Co.

In March 1999, the Corporation and the Subsidiaries entered into a letter agreement (the "Letter Agreement") with Bernstein Co, under which (i) a hotel and related property located in northwest Washington, D.C. (the "Property") owned by one of the Partnerships would be sold and (ii) upon the sale of the Property, Bernstein Co. would purchase the Subsidiaries' interests in the other two Partnerships, which own a hotel located in the Scott Circle area of Washington, D.C. and a hotel and an adjoining office building located in Annapolis, Maryland. As contemplated by the Letter Agreement, in May 1999, the Property was sold to a third party and the Subsidiaries sold their interests in the Partnerships and the stock of one of the Subsidiaries to affiliates of Bernstein Co. As a result of these transactions, the Corporation and the remaining Subsidiaries received a total of $12 million, of which $11.4 million was in cash and $600,000 is evidenced by a one year promissory note and a guaranty executed by Bernstein Co. and certain of its affiliates, the payment of which is secured by the partnership interests that were sold by the Subsidiaries to affiliates of Bernstein Co. As of May 31, 1999, the only remaining Bernstein Co.-related investment by the Corporation was a $200,000 investment made in 1995 in one non-real estate joint venture.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)    FINANCIAL STATEMENTS

                   Reference is made to the listing on page 74 of all financial statements filed as part of this report.

              (2)  FINANCIAL STATEMENT SCHEDULES

                   Reference is made to the listing on page 74 of all financial statement schedules filed as part of this report.

              (3)  EXHIBITS

                   Reference is made to the Exhibit Index beginning on page 83 for a list of all exhibits filed as part of this report.

         (b)       REPORTS ON FORM 8-K

                   During the three months ended March 31, 1999, the Corporation filed the following Current Reports on Form 8-K:

                   The Corporation filed a Current Report on Form 8-K on February 1, 1999 which announced that the New York Stock Exchange had halted trading in the common and preferred stocks of the Corporation.

                   The Corporation filed the following Current Reports on Form 8-K after March 31, 1999 but prior to the date of filing this Annual Report on Form 10-K:

                   The Corporation filed a Current Report on Form 8-K on May 19, 1999, which announced the terms of the sale of its current real estate holdings.

                   The Corporation filed a Current Report on Form 8-K on
                   June 24, 1999, which announced the revised terms of a merger between the Corporation and Xetava and the settlement of certain related lawsuits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Avatex Corporation


                                 By  /s/ Grady E. Schleier
                                    --------------------------------------------
                                     Grady E. Schleier
June 29, 1999                        Vice President  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:


/s/ Abbey J. Butler
--------------------------   Co-Chairman of the Board and
Abbey J. Butler              Co-Chief Executive Officer                     June 29, 1999


/s/ Melvyn J. Estrin         Co-Chairman of the Board and
--------------------------   Co-Chief Executive Officer                     June 29, 1999
Melvyn J. Estrin


/s/ Grady E. Schleier        Vice President and Chief Financial Officer
--------------------------   (Principal Financial Officer)                  June 29, 1999
Grady E. Schleier


/s/ Scott E Peterson         Vice President - Finance and Controller
--------------------------   (Principal Accounting Officer)                 June 29, 1999
Scott E Peterson



ADDITIONAL DIRECTORS:

/s/ Hyman H. Frankel
--------------------------   Director                                       June 29, 1999
Hyman H. Frankel

/s/ Fred S. Katz
--------------------------   Director                                       June 29, 1999
Fred S. Katz

/s/ William A. Lemer
--------------------------   Director                                       June 29, 1999
William A. Lemer

/s/ Charles C. Pecarro
--------------------------   Director                                       June 29, 1999
Charles C. Pecarro


/s/ John L. Wineapple
--------------------------   Director                                       June 29, 1999
John L. Wineapple



--------------------------   Director                                       June 29, 1999
Daniel Gropper


--------------------------   Director                                       June 29, 1999
Vincent Intrieri

/s/ Ralph DellaCamera, Jr.
--------------------------   Director                                       June 29, 1999
Ralph DellaCamera, Jr.


--------------------------   Director                                       June 29, 1999
Brian Miller

ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                       AVATEX CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Avatex Corporation and subsidiaries are included in Item 14(a)(1):

                                                                                               Page No. in
                                                                                                Form 10-K
                                                                                               -----------
Independent Auditors' Report                                                                        22

Consolidated Statements of Operations - For the Three Years Ended March 31, 1999                    23

Consolidated Statements of Comprehensive Loss - For the Three Years Ended March 31, 1999            24

Consolidated Balance Sheets - March 31, 1999 and 1998                                               25

Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended
    March 31, 1999                                                                                  26

Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 1999                    27

Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 1999               28


The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):

                                                                                               Page No. in
                                                                                                Form 10-K
                                                                                               -----------
  Schedule I - Condensed Financial Information of Registrant                                        75

  Schedule II - Valuation and Qualifying Accounts                                                   80

  Schedule III - Real Estate and Accumulated Depreciation                                           81

  Independent Auditors' Consent                                                                     82

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

In accordance with Regulation S-X, audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate) for the fiscal year ending June 26, 1999 will be filed as an amendment to the Corporation's Form 10-K within 90 days of Phar-Mor Inc.'s fiscal year end.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       AVATEX CORPORATION (PARENT COMPANY)
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                 For the years ended March 31,
(in thousands of dollars)                                                   1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING COSTS
       Administrative and general expenses                               $   7,810        $   7,317        $   5,792
       Depreciation and amortization                                            43               41                8
       Unusual items                                                             -           26,096                -
-----------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                              (7,853)         (33,454)          (5,800)
OTHER INCOME (EXPENSE)                                                          (9)         (12,310)          24,740
INTEREST INCOME                                                              1,785            1,598              788
INTEREST EXPENSE                                                               768            2,108            3,173
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL
       STEEL CORPORATION, EQUITY IN INCOME (LOSS) OF SUBSIDIARIES
       AND AFFILIATES AND INCOME TAX PROVISION (BENEFIT)                    (6,845)         (46,274)          16,555
NATIONAL STEEL CORPORATION
       National Steel Corporation net preferred dividend income                  -            5,854            9,620
       Loss on National Steel Corporation settlement                             -          (59,038)               -
Equity in income (loss) of subsidiaries and affiliates                         258           18,199           (8,556)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
       TAX PROVISION (BENEFIT)                                              (6,587)         (81,259)          17,619
Income tax provision (benefit)                                                   -              (40)          29,863
-----------------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                         (6,587)         (81,219)         (12,244)
DISCONTINUED OPERATIONS
       Equity in loss from discontinued operations                               -                -          (21,057)
       Equity in gain on disposal of discontinued operations                     -            3,719            8,417
       Loss on disposal of discontinued operations                               -                -         (254,472)
-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                    (6,587)         (77,500)        (279,356)
Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                                   -                -               59
       Reclassification adjustment for losses included in net loss               -                -               21
       Equity in foreign currency translation adjustment                         -                -              (42)
-----------------------------------------------------------------------------------------------------------------------
            Net foreign currency translation adjustment                          -                -               38
-----------------------------------------------------------------------------------------------------------------------
       Unrealized gains (losses) on securities                                (210)              19                -
       Reclassification adjustment for gains included in net loss              (33)               -                -
       Equity in unrealized gains on securities                                895            1,149               17
-----------------------------------------------------------------------------------------------------------------------
            Net unrealized gains                                               652            1,168               17
-----------------------------------------------------------------------------------------------------------------------
       Minimum pension liability adjustment                                      -           (6,187)          (8,897)
       Loss on plan termination from National Steel
           Corporation settlement included in net loss                           -           79,718                -
-----------------------------------------------------------------------------------------------------------------------
            Net minimum pension liability adjustment                             -           73,531           (8,897)
-----------------------------------------------------------------------------------------------------------------------
                 Total other comprehensive income (loss)                       652           74,699           (8,842)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                       $  (5,935)       $  (2,801)       $(288,198)
=======================================================================================================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       AVATEX CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          March 31,
(in thousands of dollars)                                                           1999             1998
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                           $  26,284        $  32,926
        Receivables, less allowance for possible losses of
           $15 in 1999 and $11 in 1998                                                2,526            9,701
        Other current assets                                                          1,320            3,532
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 30,130           46,159
INVESTMENT IN SUBSIDIARIES AND AFFILIATES                                            70,182           68,597
PROPERTY AND EQUIPMENT                                                                  214              196
        Less accumulated depreciation and amortization                                   92               49
---------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                              122              147

OTHER ASSETS                                                                         14,588           12,016
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 115,022        $ 126,919
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Accounts payable                                                          $   1,434        $   1,273
        Other accrued liabilities                                                     1,236            4,055
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                             2,670            5,328
INTERCOMPANY PAYABLES                                                                29,528           30,426
LONG-TERM DEBT                                                                        9,001            8,322
OTHER LONG-TERM LIABILITIES                                                           8,587            9,749

REDEEMABLE PREFERRED STOCK                                                          243,169          214,996

STOCKHOLDERS' DEFICIT
        Common stock $5.00 par value; authorized 50,000,000 shares; issued:
           13,806,487 shares in 1999 and 13,806,375 shares in 1998                   69,032           69,032
        Capital in excess of par value                                              119,103          119,100
        Accumulated other comprehensive income                                        1,820            1,168
        Accumulated deficit                                                        (365,967)        (331,202)
---------------------------------------------------------------------------------------------------------------
                                                                                   (176,012)        (141,902)
        Less: equity in cost of common stock of the Corporation held by
                  Phar-Mor, Inc.                                                     (1,921)               -
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                        (177,933)        (141,902)
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 115,022        $ 126,919
===============================================================================================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       AVATEX CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           For the years ended March 31,
(in thousands of dollars)                                               1999             1998            1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (6,587)       $ (77,500)       $(279,356)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES:
      Net preferred income from National Steel Corporation                  -           (5,854)          (9,620)
      Loss on National Steel Corporation settlement                         -           59,038                -
      Equity in loss (income) of subsidiaries and affiliates             (258)         (21,918)          21,196
      Deferred income tax provision                                         -                -           29,863
      Other non-cash charges (credits)                                   (571)          (5,284)           2,018
      Loss (gain) on investments                                          249           12,313          (26,435)
      Loss on disposal of discontinued operations                           -                -          254,472
      Cash provided (used) by working capital items:
         Receivables and other current assets                           7,593           35,368          (32,139)
         Accounts payable and accrued liabilities                      (4,119)          (6,762)          (5,827)
      Net intercompany activity with subsidiaries                        (898)           2,772           51,547
      Other                                                                45               39               19
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (4,546)          (7,788)           5,738
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of affiliates and investments                           (5,004)         (12,571)               -
      Sale of affiliates and investments                                2,926           59,675           37,442
      Purchase of property and equipment                                  (18)             (10)            (186)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (2,096)          47,094           37,256
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments on revolving credit facilities                             -                -          (15,000)
      Proceeds from the issuance of long-term debt                          -            8,000                -
      Repayment of long-term debt                                           -          (14,900)          (5,100)
      Debt issuance costs                                                   -                -             (178)
      Purchase of treasury stock                                            -                -          (16,726)
      Purchase of preferred stock                                           -                -           (8,845)
      Dividends paid on redeemable preferred stock                          -                -           (2,697)
      Exercise of stock options                                             -                -            1,680
-------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                       -           (6,900)         (46,866)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS             (6,642)          32,406           (3,872)
      Cash and short-term investments, beginning of year               32,926              520            4,392
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                        $  26,284        $  32,926        $     520
===================================================================================================================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       AVATEX CORPORATION (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE YEARS ENDED MARCH 31, 1999


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

The Parent Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed in Note R to the consolidated financial statements. See Note S to the consolidated financial statements for a discussion of (i) a proposed merger which would eliminate the preferred stock liability and (ii) the sale by subsidiaries of the Corporation's current real estate holdings.

Deferred Tax Asset: The Parent Company's deferred tax asset consists almost entirely of tax net operating loss carryforwards and liabilities which were not deductible for federal income tax purposes when accrued. The valuation allowance is equal to the net deferred tax asset as the Parent Company believes it may not be able to realize its deferred tax asset (see Note M to the consolidated financial statements).

Intercompany Payables: The intercompany payables between the Parent Company and its subsidiaries are generally not evidenced by notes and do not bear interest.

Unusual items: In 1998, unusual items consisted of a $33.3 million charge from the settlement of certain litigation with FoxMeyer Corporation's ("FoxMeyer") Bankruptcy Trustee, a gain of $1.6 million from the settlement of other litigation with insurance carriers related to environmental liabilities and a gain of $5.6 million related to the settlement or termination of certain pension and other postretirement liabilities (see Note N to the consolidated financial statements).

Other income (expense): In 1999, other expense consisted of a loss of a $1.8 million from a reduction in the carrying value of the Parent Company's investment in Imagyn Technologies, Inc. ("Imagyn"). The reduction was almost completely offset by $1.8 million in gains, primarily from recoveries on investments which had been written off in prior years, a royalty payment from a property sold in the prior year and dividends on investments. In 1998, other expense consisted of a loss of $12.9 million from the adjustment during the year in the carrying value of Imagyn to its market value, partially offset by $0.6 million in gains on other investments. In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada Inc. partially offset by the write-off of the Parent Company's investment in Ben Franklin Retail Stores, Inc. of $2.0 million and $7.3 million in other losses (including a $6.2 million trading loss on Imagyn).

NOTE B - DIVIDENDS RECEIVED

The Parent Company received a dividend of $105.9 million from FoxMeyer on June 19, 1996 consisting of marketable securities, certain subsidiaries of FoxMeyer and the forgiveness of a $30.0 million note receivable from the Parent Company plus any accrued interest thereon.

NOTE C - TAX SHARING PAYMENTS

The Corporation does not have tax sharing agreements with any of its subsidiaries except for FoxMeyer. Under that tax sharing agreement, no tax sharing payments were received during the three years ended March 31, 1999.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                                        For the years ended March 31,
                                                                      1999           1998         1997
--------------------------------------------------------------------------------------------------------
Interest paid                                                    $     62       $  1,215        $  2,050
Income tax refund                                                       -            (40)              -
Non-cash transactions:
  Note received as part of National Steel Corporation
  Settlement                                                            -          9,442               -
  Payment of dividends-in-kind on Series A Preferred Stock              -              -           4,354
  Cumulative dividends accrued but not paid                        25,268         23,101          10,806
  Dividend received from FoxMeyer                                       -              -         105,888
========================================================================================================

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       AVATEX CORPORATION AND SUBSIDIARIES
                            (in thousands of dollars)


                      COL A                           COL B                      COL C                     COL D            COL E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                          ------------------
                                                                                      Charged to
                                                    Balance at       Charged to          Other                             Balance
                                                    Beginning         Costs and        Accounts-        Deductions-        at End
                   Description                      of Period         Expenses         Describe          Describe        of Period
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended March 31, 1999
  Allowance for possible losses on notes
     and accounts receivable                         $    27            $    15           $   -              $   1            $  41

                                                                      Year Ended March 31, 1998

  Allowance for possible losses on notes
     and accounts receivable                         $   539            $     9           $   -              $ 521 (2)        $  27


                                                                      Year Ended March 31, 1997

  Allowance for possible losses on notes
     and accounts receivable                         $23,540            $ 3,906 (1)       $   -            $ 26,907 (1)       $ 539
  Reserve for inventory shrinkage                      5,036                  -               -               5,036 (1)           -


Notes:
(1) Principally relates to discontinued operations.
(2) Principally the collection and write-off of receivables retained on the sale of discontinued operations.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                       AVATEX CORPORATION AND SUBSIDIARIES
                                   March 31, 1999
                             (in thousands of dollars)


--------------------------------------------------------------------------------------------------------------------------------
         COL A          COL B                     COL C                         COL D                  COL E
--------------------------------------------------------------------------------------------------------------------------------
                                                                           Cost capitalized         Gross amount
                                               Initial cost                   subsequent           at which carried
                                                to company                 to acquisition         at close of period
                                     -------------------------------------------------------------------------------------------
                       Encum-                    Buildings and                  Carrying              Buildings and
      Description      brances        Land       improvements    Improvements    costs      Land      improvements     Total
--------------------------------------------------------------------------------------------------------------------------------
Office building and
  hotel Annapolis MD.  $ 5,146        $ 1,079    $ 3,402         $  1,098       $   -       $ 1,079  $  4,500         $  5,579

Hotel Washington D.C.    7,292          4,000      2,310            2,948           -         4,000     5,258            9,258

Hotel Washington D.C.   13,238            552      1,001           11,936         325           552    13,262           13,814
                      ----------------------------------------------------------------------------------------------------------
Total                  $25,676        $ 5,631    $ 6,713         $ 15,982       $ 325       $ 5,631  $ 23,020         $ 28,651
                      ==========================================================================================================


-----------------------------------------------------------------------------------------------------
            COL A                   COL F            COL G              COL H             COL I
-----------------------------------------------------------------------------------------------------
                                                                                         Life on
                                                                                          which
                                                      Date                             depreciation
                                 Accumulated           of               Date                is
         Description            depreciation      construction        acquired           computed
-----------------------------------------------------------------------------------------------------
Office building and                              Hotel - 1971
  hotel Annapolis MD.        $    789            Office - 1989     November 1993       5-39 years

Hotel Washington D.C.             934                1961          October 1994        5-20 years

Hotel Washington D.C.             146                1955            May 1996*         5-40 years
                             --------
Total                        $  1,869
                             ========

NOTES: The cost of land and buildings and improvements for federal income tax purposes is approximately $24.7 million.
               *  Started operations in October 1998.

     Reconciliation of real estate and accumulated depreciation for each of the last three fiscal years ended March 31, 1999 is as follows:


                                                         Fiscal 1999                 Fiscal 1998              Fiscal 1997
                                                  --------------------------------------------------------------------------------
                                                               Accumulated                  Accumulated               Accumulated
                                                  Real estate  depreciation   Real estate  depreciation   Real estate depreciation
                                                  --------------------------------------------------------------------------------
Balance at beginning of period                    $ 19,899     $ 1,217         $ 18,667     $ 727         $ 18,172         $ 1,023
  Acquisitions during period:
     Acquisitions other than through foreclosure         -           -            7,676         -            2,900               -
     Improvements                                    8,752           -            5,450         -            4,052               -
     Contribution of joint venture assets                -           -                -         -            4,000               -
  Depreciation                                           -         652                -       613                -             397
                                                  --------------------------------------------------------------------------------
                                                    28,651       1,869           31,793     1,340           29,124           1,420

  Deductions during period:
     Cost of real estate sold                            -           -           11,894       123           10,457             693
                                                  --------------------------------------------------------------------------------
Balance at end of period                          $ 28,651     $ 1,869         $ 19,899   $ 1,217         $ 18,667           $ 727
                                                  ================================================================================

                          INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8 and No. 33-37531 on Form S-3 of Avatex Corporation of our report dated April 30, 1999, except for Note S which is as of June 18, 1999, which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Corporation's ability to continue as a going concern, appearing in and incorporated by reference in this Annual Report on Form 10-K of Avatex Corporation for the year ended March 31, 1999.





Deloitte & Touche LLP
Dallas, Texas
June 28, 1999

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

10-D     Second Amendment dated June 21, 1999 to the 1993 Stock Option and
         Performance Award Plan of the Corporation. *

10-E     Performance Incentive Plan of the Corporation, effective January 1,
         1997. (Filed as Exhibit 10-W to the Corporation's Annual Report on Form
         10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)

10-F     Amendment No. 1 to the Performance Incentive Plan of the Corporation.
         (Filed as Exhibit 10-A to the Corporation's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.)



10-G Avatex Corporation Employees' Savings and Profit Sharing Plan, effective as of April 1, 1997. (Filed as Exhibit 10-X to the Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1997 and incorporated herein by reference.)

10-H     Agreement, dated as of November 25, 1997, among the Corporation,
         National Steel Corporation, NKK Corporation and NKK U.S.A. Corporation.
         (Filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed December 5, 1997 and incorporated herein by reference.)

10-I     Employment Agreement, dated as of February 27, 1995, between the
         Corporation and Abbey J. Butler. (Filed as Exhibit 10-AF to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1995 and incorporated herein by reference.)

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

10-M     Amendment to Employment Agreement between the Corporation and Abbey J.
         Butler, effective as of February 1, 1998. (Filed as Exhibit 10-N to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1998 and incorporated herein be reference.)

10-N     Amendment to Employment Agreement between the Corporation and Melvyn J.
         Estrin, effective as of February 1, 1998. (Filed as Exhibit 10-O to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1998 and incorporated herein be reference.)

10-O Employment Agreement between the Corporation and John G. Murray, effective as of February 1, 1998. (Filed as Exhibit 10-Q to the Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1998 and incorporated herein be reference.)

10-P     Amendment to Employment Agreement between the Corporation and Grady E.
         Schleier, effective as of February 1, 1998. (Filed as Exhibit 10-S to the Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1998 and incorporated herein be reference.)

10-Q     Amendment to Employment Agreement between the Corporation and Robert H.
         Stone, effective as of February 1, 1998. (Filed as Exhibit 10-T to the
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1998 and incorporated herein be reference.)

10-R Amendment No. 2 to the Performance Incentive Plan of the Corporation, effective as of June 23, 1997. (Filed as Exhibit 10-U to the Corporation's Annual Report on Form 10-K for the fiscal year ended
         March 31. 1998 and incorporated herein be reference.)

10-S Form of Indemnification Agreement between the Corporation and certain of its officers and directors. *

10-T     Agreement and Restated Agreement and Plan of Merger, dated as of June
         18, 1999, by and between the Corporation and Xetava Corporation. (Filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed
         June 24, 1999 and incorporated herein by reference.)

10-U     Stockholders' Agreement dated June 18, 1999, by and among the
         Corporation, Elliott Associates, L.P., Martely International, Inc.,
         Moses Marx, Momar Corporation, and United Equities Commodities
         Company. (Filed as Exhibit 10-A to the Corporation's Current Report on Form 8-K filed June 24, 1999 and incorporated herein by reference.)

10-V     Voting Agreement dated June 18, 1999, by and among the Corporation,
         Mark S. Zucker, Anvil Investment Partners, L.P., and Anvil
         Investors, Inc. (Filed as Exhibit 10-B to the Corporation's Current
         Report on Form 8-K filed June 24, 1999 and incorporated herein by reference.)

10-W Separation Agreement between the Corporation and Edward L. Massman effective as of June 28, 1999. *



21       Subsidiaries of the Corporation. *

23       Consent of Independent Auditors is included in the List of Financial
         Statements and Financial Statement Schedules.

27       Financial Data Schedule.*

-------------------

*  Filed herewith