Form 10-Q
period 1999-06-30
AVATEX CORP
filed 1999-08-13
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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





                   DELAWARE                                    25-1425889
------------------------------------------------        ------------------------
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


5910 N. Central Expressway, Suite 1780, Dallas, Texas            75206
-----------------------------------------------------   ------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


Registrant's Telephone Number, Including Area Code            214-365-7450
                                                        ------------------------




Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X  No    .
                         ---   ---

Number of shares of Common Stock outstanding as of August 11, 1999: 13,806,487 shares before deducting 801,101 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                             For the three months
                                                                                                ended June 30,
(in thousands, except per share amounts)                                                    1999             1998
-------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                   $2,848           $ 2,576
OPERATING COSTS
       Operating costs, including general and administrative costs                          3,972             3,583
       Depreciation and amortization                                                          290               192
-------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                             (1,414)           (1,199)
Other income (expense)                                                                      5,534            (1,612)
Interest income                                                                               394               565
Interest expense                                                                              527               505
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EQUITY IN INCOME (LOSS) OF AFFILIATES,
       INCOME TAX PROVISION AND MINORITY INTEREST                                           3,987            (2,751)
Equity in income (loss) of affiliates                                                      (1,202)              256
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY INTEREST                             2,785            (2,495)
Income tax provision                                                                          620                18
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                                                      2,165            (2,513)
Minority interest in results of operations of consolidated subsidiaries                        73                69
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                           2,092            (2,582)
Preferred stock dividends                                                                   7,482             6,792
-------------------------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                    $(5,390)          $(9,374)
===================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                                           $(0.41)          $ (0.70)
===================================================================================================================

Average number of common shares outstanding                                                13,005            13,379
-------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                                  $476           $(3,827)
===================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        June 30,              March 31,
(in thousands of dollars)                                                                 1999                  1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                                 $ 37,487               $  27,993
        Receivables - net                                                                  4,332                   2,767
        Other current assets                                                                 576                   1,823
------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                      42,395                  32,583

INVESTMENT IN AFFILIATES                                                                  25,836                  27,038

PROPERTY AND EQUIPMENT                                                                       175                  33,030
        Less accumulated depreciation and amortization                                        85                   2,756
------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                    90                  30,274

OTHER ASSETS                                                                              22,517                  27,325
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $90,838               $ 117,220
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Accounts payable                                                                 $ 1,257               $   1,581
        Other accrued liabilities                                                          3,676                   3,270
        Long-term debt due within one year                                                     -                     409
------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  4,933                   5,260
LONG-TERM DEBT                                                                             9,169                  34,268
OTHER LONG-TERM LIABILITIES                                                               11,023                  12,046
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                 -                     410
COMMITMENTS AND CONTINGENCIES                                                                  -                       -
REDEEMABLE PREFERRED STOCK                                                               250,652                 243,169
STOCKHOLDERS' DEFICIT
        Common stock $5.00 par value; authorized 50,000,000 shares;
           issued: 13,806,487 shares                                                      69,032                  69,032
        Capital in excess of par value                                                   119,103                 119,103
        Accumulated other comprehensive income                                               204                   1,820
        Accumulated deficit                                                             (371,357)               (365,967)
------------------------------------------------------------------------------------------------------------------------
                                                                                        (183,018)               (176,012)
        Less: equity in cost of common stock of the Corporation
                    held by Phar-Mor, Inc.                                                (1,921)                 (1,921)
------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (184,939)               (177,933)
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $90,838               $ 117,220
========================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 For the three months
                                                                                                    ended June 30,
(in thousands of dollars)                                                                       1999             1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                             $ 2,092           $ (2,582)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES:
      Equity in loss (income) of affiliates                                                     1,202               (256)
      Depreciation and amortization                                                               290                192
      Loss (gain) on investments                                                               (5,442)             1,678
      Minority interest in results of operations of consolidated subsidiaries                      73                 69
      Other non-cash credits                                                                     (199)              (277)
      Cash provided (used) by working capital items:
         Receivables                                                                           (1,289)             3,927
         Other assets and restricted cash                                                        (484)              (908)
         Accounts payable and accrued liabilities                                                  49             (3,227)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                          (3,708)            (1,384)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                         (112)            (6,066)
      Purchase of investments                                                                       -             (1,842)
      Proceeds from investments                                                                13,309              1,037
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                               13,197             (6,871)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of long-term debt                                                127              4,281
      Debt repayments                                                                             (72)              (127)
      Debt issuance costs                                                                         (50)                 -
      Dividends paid to minority interest                                                           -                 (7)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           5              4,147
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                      9,494             (4,108)
      Cash and short-term investments, beginning of period                                     27,993             34,193
------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                               $ 37,487           $ 30,085
========================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores.

BASIS OF PRESENTATION: The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.

     Our condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three months ended June 30, 1999 and 1998, are unaudited. In our opinion, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1999, and should be read in conjunction with this quarterly report.

RESTRICTED CASH: Use of approximately $0.3 million of cash included in "Other current assets" at March 31, 1999 was restricted in connection with real estate loans.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to unrealized gains or losses on marketable securities for the three months ended June 30, 1999 and June 30, 1998.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: During fiscal year 1999, Phar-Mor acquired 2,086,200 shares of our common stock through open market transactions at a cost of approximately $5.0 million. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a charge to the stockholders' deficit of $1.9 million at March 31, 1999 and June 30, 1999. The charge was equal to our 38.4% ownership in the cost of our common stock held by Phar-Mor. Net loss per share for the three months ended June 30, 1998 was originally calculated based on 13,806,375 shares outstanding. We determined that the effect of Phar-Mor's investment in our common stock reduced the weighted average number of shares outstanding for calculating earnings per share by 427,407 at June 30, 1998 and, therefore, the net loss per share for the three months ended June 30, 1998 should have been $(0.70) per share instead of $(0.68) per share as we originally reported.

NOTE 2 - NET LOSS PER SHARE OF COMMON STOCK

The amounts used in the calculation of the net loss per share were as follows (amounts in thousands, except per share amounts):


                                                                         For the three months ended
                                                                                  June 30,
                                                                     --------------------------------
                                                                             1999            1998
-----------------------------------------------------------------------------------------------------
Net income (loss)                                                        $  2,092        $ (2,582)
Deduct dividends on preferred shares                                        7,482           6,792
-----------------------------------------------------------------------------------------------------
Loss applicable to common stockholders
     for BASIC earnings per share                                          (5,390)         (9,374)
Effect of dilutive securities:
     Dividends on convertible preferred shares, unless
     anti-dilutive                                                              -               -
-----------------------------------------------------------------------------------------------------
Loss applicable to common stockholders
     for DILUTED earnings per share                                     $  (5,390)       $ (9,374)
-----------------------------------------------------------------------------------------------------
Shares
Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share                           13,005          13,379
Conversion of preferred stock, unless anti-dilutive                             -               -
Outstanding options, unless anti-dilutive                                       -               -
-----------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share                         13,005          13,379
-----------------------------------------------------------------------------------------------------
Loss applicable to common stockholders
     Basic                                                                $ (0.41)        $ (0.70)
     Diluted                                                              $ (0.41)        $ (0.70)
-----------------------------------------------------------------------------------------------------

     Options to purchase approximately 3.9 million shares were outstanding at both June 30, 1999 and 1998. These options were not included in the computation of diluted earnings per share because the effect of including the options in the calculation would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.



NOTE 3 - REAL ESTATE INVESTMENT AND LONG-TERM DEBT

     On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11.4 million in cash and a one-year, $0.6 million secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on these transactions of approximately $6.2 million ($5.6 million net of taxes). The debt related to these real estate properties ($25.7 million at March 31, 1999) was either repaid, transferred to or assumed by another party in connection with the sale.



NOTE 4 - CAPITAL STOCK

     We have not declared or paid any dividends on our preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid have been shown in the condensed consolidated statements of operations as if they had been declared, with a corresponding charge to the accumulated deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid were $9.0 million ($13.75 per share) on our convertible preferred stock and $56.9 million ($13.19 per share) on our Series A preferred stock.

     On June 18, 1999, we announced that we had entered into an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement") with our wholly-owned subsidiary, Xetava Corporation. The Revised Merger Agreement amends and restates the Agreement and Plan of Merger between us and Xetava dated April 9, 1998. Under the Revised Merger Agreement, which was approved by our Board of Directors, Xetava will merge with and into us, and our existing preferred stockholders will receive new Class A common stock or, alternately, a combination of cash, secured notes, warrants and other consideration. Our existing common stockholders will receive new Class A common stock on a one-for-one basis for their current common stock. Consummation of the proposed merger is subject to, among other things, (i) the approval of the merger by holders of a majority of our common stock and by the holders of at least two-thirds of each series of preferred stock, voting separately as a class, (ii) the effectiveness of a registration statement filed with the Securities and Exchange Commission with respect to the Class A common stock, the notes and the warrants described below, and (iii) the dismissal of three Delaware lawsuits filed in connection with the April 1998 merger agreement. We anticipate a stockholder meeting to approve the merger will take place in the fall of 1999.

     Under the Revised Merger Agreement, each share of our existing convertible preferred stock will be converted into 9.134 shares of our Class A common stock or, at the election of the holder, into $3.7408 in cash, $8.34 principal amount of three year, 6.75% notes to be issued by Avatex Funding, Inc., a new wholly-owned subsidiary of ours, and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our existing Series A preferred stock will be converted into 7.253 shares of our Class A common stock or, at the election of the holder, into $2.9705 in cash, $6.623 principal amount of 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share. In addition, the preferred stockholders of the two series of preferred stock who elect the cash, note and warrant option will receive a deferred contingent right to a portion of any net recovery, up to $7.5 million, that we may receive in certain litigation brought by us against McKesson HBOC, Inc. and a number of large pharmaceutical manufacturers. The amount will be equal to 20% of such net recovery, up to $7.5 million, with 84% of such recovery available to all the Series A preferred stockholders and 16% available to all the convertible preferred stockholders, with the per share amount to be received by each preferred stockholder equal to their pro rata share of an amount that is calculated based on the total number of shares of each series of preferred stock outstanding immediately before the merger.

     Avatex Funding will be a new subsidiary whose purpose will be to issue the 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor, which are now owned by us. The shares of Phar-Mor will be pledged to secure the notes. The principal of the notes will be due in three years from the date of issuance, and the interest will be payable semi-annually in cash. We will also guarantee the notes. The warrants to be issued in the merger will expire 5 years and 3 months after closing of the proposed merger.

     Assuming all of the preferred stockholders elect to receive the cash, note and warrant option in the proposed merger, we will be required to pay approximately $15.3 million in cash and issue warrants to purchase approximately 2,750,000 shares of Class A common stock. Avatex Funding will be required to issue approximately $34.0 million principal amount of the 6.75% notes. Under one of the agreements discussed below, stockholders who represent approximately 50.0% of the convertible preferred stock and 55.3% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

     We have also entered into settlement, stockholder and voting agreements with the preferred stockholder plaintiffs in the three Delaware lawsuits pending against us, Xetava and certain of our directors. Under the Stipulation of Settlement entered into by us and the plaintiffs in the class action lawsuits on behalf of all holders of existing preferred stock and for the plaintiff in the non-class action lawsuit, subject to court approval and effective upon the closing of the merger, all three Delaware lawsuits will be settled and we will pay up to $1.1 million of plaintiffs' attorneys' fees. Under a voting agreement with one of the named plaintiffs in one of the class action lawsuits, such plaintiff and its affiliates have agreed to vote in favor of the proposed merger and to waive any appraisal rights in connection with the proposed merger. Such plaintiff will also receive $0.3 million in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with the plaintiff in the third Delaware lawsuit and another party, these parties and their affiliates and associated companies have agreed to vote in favor of the merger, to elect to receive the cash, note and warrant option and to waive any appraisal rights in connection with the proposed merger. These parties will also receive $0.6 million in exchange for a ten year standstill agreement, a general release of liabilities and other consideration. In addition, these parties have entered into a stock purchase agreement with Phar-Mor, under which, subject to the consummation of the proposed merger, Phar-Mor has agreed to purchase 2,862,400 shares of our common stock from these parties at $2.00 per share with closing to occur at the same time as the Xetava merger. Phar-Mor has been granted a proxy to vote these shares of our common stock in favor of the merger. If the proposed purchase is consummated and assuming all preferred stockholders elect to receive the cash, note and warrant option, Phar-Mor will own 35.8% of our outstanding common stock. The purchase will result in a charge to the stockholders' deficit of approximately $2.2 million and will also reduce the common stock outstanding for calculating earnings per share by approximately 1,099,160 shares. These reductions represent our 38.4% equity in our common stock that Phar-Mor has agreed to purchase.


NOTE 5 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

     The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                                         For the three months
                                                                             ended June 30,
                                                                           1999         1998
          -------------------------------------------------------------------------------------
          Interest paid                                                $    349      $    360
          Income taxes paid                                                   8            67
          Non-cash transactions:
                Note received on sale of investments                        600             -
                Cumulative dividends in arrears accrued                   6,682         6,105
          -------------------------------------------------------------------------------------

         The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):

                                                                        June 30,      March 31,
                                                                          1999          1999
          -------------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                  $ 11,265      $   10,900
               Securities available for sale                            8,628          12,134
               Other investments, at cost                               1,288           1,438
               Other                                                    1,336           2,853
          -------------------------------------------------------------------------------------
                    Total                                            $ 22,517      $   27,325
          =====================================================================================

          Other long-term liabilities:
               Pension and postretirement benefits                  $   4,913      $   4,902
               Environmental liabilities                                1,335          1,357
               Liabilities related to discontinued operations           2,611          3,486
               Other                                                    2,164          2,301
          -------------------------------------------------------------------------------------
                    Total                                            $ 11,023       $ 12,046
          =====================================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     On April 14, 1998, we announced that we would merge with and into our wholly-owned subsidiary, Xetava. Under the proposed merger, our existing common and preferred stockholders would have received new common stock of Xetava. In late April 1998, a preferred stockholder and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court of Chancery against us, Xetava and seven of our directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption In Re Avatex Corporation Shareholders Litigation, C.A. No. 16334. The lawsuits challenged our merger with and into Xetava and contended that the merger is subject to a separate class vote by the holders of our preferred stock and that the exchange ratios for the merger are unfair to the preferred stockholders. Plaintiffs sought a declaration that the defendant directors breached their fiduciary duties, and sought injunctive relief, damages and costs. In August 1998, the Delaware Supreme Court ruled that the holders of our convertible preferred stock have the right to vote separately as a class on our proposed merger into Xetava, as it was structured and announced by us on April 14, 1998. Following these events, our management considered various alternatives to the proposed merger and ultimately negotiated and entered into agreements with certain large holders of our preferred stock relating to the terms of a revised merger between us and Xetava and the settlement of the preferred stockholders' litigation against us. See Note 4 for a discussion of the new agreements.

     We have retained responsibility for certain potential environmental liabilities attributable to former operating units. As a result, we are subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. We and our subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

     Our reserves for environmental assessments, remediation activities, penalties or fines that may be imposed for non-compliance with such laws or regulations have not changed materially since March 31, 1999. The estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel.

     The amounts of reserves for environmental liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by us, the unknown extent of our probable liability in proportion to the probable liability of other parties. Moreover, we may have environmental liabilities that cannot, in our judgment, be estimated at this time and losses attributable to remediation costs may arise at other sites. We recognize that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change our current assessment. A change in the estimated liability could have a material impact on our financial condition and results of operations.

     On March 1, 1994, we announced that we had proposed a merger in which FoxMeyer Corporation ("FoxMeyer") would be merged with and into a wholly-owned subsidiary of ours, making FoxMeyer a wholly-owned subsidiary. Shortly after the announcement, class action lawsuits were filed against us, FoxMeyer and certain of FoxMeyer's officers and directors in the Delaware Court of Chancery. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996. The amended complaint alleged that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that we could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleged that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. In fiscal 1999, the parties reached a tentative settlement of the lawsuit in which we will pay the class the amount of approximately $1.4 million, a portion of which will be paid by the directors' insurance carrier. The settlement is subject to definitive documentation and approval by the Delaware Court.

     We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et. al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and Series A and convertible preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning our National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. On March 31, 1998, the court denied our motion to dismiss the amended complaint in the lawsuit. We intend to continue to vigorously defend ourselves in the lawsuit. We are unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

     We and our Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in Grossman v. FoxMeyer Health Corp., et al., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. The lawsuit purports to be brought on behalf of all holders of our common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the Zuckerman action described above. On September 28, 1997, the court denied our motion for summary judgment in the lawsuit. On August 10, 1999, the court entered an Order Denying Class Certification. In its Order, the court ruled that only some elements necessary for class certification were met, and denied the plaintiff's motion to certify a class of holders of our stock for purposes of the litigation. We intend to continue to vigorously defend ourselves in the lawsuit. We are unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

     In 1997, the bankruptcy trustee and certain creditors of our 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. On October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one of the defendants. On December 1, 1998, the Bankruptcy Court denied a motion to reconsider one of these opinions, and the plaintiffs have filed objections to both opinions with the United States District Court for the Northern District of Illinois. In the third lawsuit, pending in Illinois state court, the court struck the plaintiffs' second amended complaint and ordered a third amended complaint to be filed. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

     In April 1998, the Trustee of the FoxMeyer and FoxMeyer Drug Company bankruptcy estates (the "Trustee") filed a lawsuit against the five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We have agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer.

     On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs are holders of our Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey Butler and Melvyn Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to our stockholders, (ii) the compensation arrangements between us and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused our subsidiaries and affiliates to improperly purchase our common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. Discovery is proceeding in the lawsuit. We have been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, our charter and by-laws, and the terms and conditions of Indemnification Agreements between us and certain of the defendants.

     There are various other pending claims and lawsuits arising out of the normal conduct of the our businesses. In our opinion, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.


NOTE 7 - SEGMENT INFORMATION

     Under the definition of segment information used in Statement of Financial Accounting Standards ("SFAS") No. 131, we have two reportable segments: the real estate segment and the investment segment. The operating results and invested assets for these two segments are regularly reviewed by our management to assess performance and to make decisions about the allocation of resources. The real estate segment included the operations of hotels and an office building until their sale in May 1999 (see Note 3). The investment segment included equity investments in Phar-Mor as well as investments in other public and private companies and partnerships. It also includes all costs incurred by the corporate office.


                                                                    Real
                                                                   Estate      Investments     Consolidated
-------------------------------------------------------------------------------------------------------------
As of and for the quarter ended June 30, 1999
Revenues                                                        $   2,848    $        -       $    2,848
Operating income (loss)                                               668        (2,082)          (1,414)
Other income (loss)                                                 6,181          (647)           5,534
Equity in loss of affiliates                                            -        (1,202)          (1,202)
Income (loss) before income taxes and minority interest             6,521        (3,736)           2,785
Identifiable assets                                                   704        90,134           90,838
-------------------------------------------------------------------------------------------------------------
As of and for the quarter ended June 30, 1998
Revenues                                                         $  2,576    $        -       $    2,576
Operating income (loss)                                               791        (1,990)          (1,199)
Other income (loss)                                                    31        (1,643)          (1,612)
Equity in income of affiliates                                          -           256              256
Income (loss) before income taxes and minority interest               541        (3,036)          (2,495)
Identifiable assets                                                28,580        86,932          115,512
-------------------------------------------------------------------------------------------------------------

     There are no differences in the segments, in the accounting policies applied to the segment information or the basis of measurement of segment profit or loss from the prior fiscal year. There are no foreign operations or intersegment revenues in any segment. The change in assets in the real estate segment is due to the sale in May 1999 of the three remaining properties. The remaining real estate assets consist primarily of the note receivable taken as part of the sale of these properties.

                           AVATEX CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      JUNE 30, 1999
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



OVERVIEW

     Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores.

     On June 18, 1999, we announced that we had entered into a Revised Merger Agreement with our wholly-owned subsidiary, Xetava. The Revised Merger Agreement amends and restates the Agreement and Plan of Merger between us and Xetava dated April 9, 1998. Under the Revised Merger Agreement, which was approved by our Board of Directors, Xetava will merge with and into us, and our existing preferred stockholders will receive our new Class A common stock or, alternately, a combination of cash, secured notes, warrants and other consideration. Our existing common stockholders will receive our new Class A common stock on a one-for-one basis for their current common stock. Consummation of the proposed merger is subject to, among other things, (i) the approval of the merger by holders of a majority of our common stock and by the holders of at least two-thirds of each series of preferred stock, voting separately as a class, (ii) the effectiveness of a registration statement filed with the Securities and Exchange Commission with respect to the Class A common stock, the notes and the warrants described below, and (iii) the dismissal of three Delaware lawsuits filed in connection with the April 1998 merger agreement. We anticipate a stockholder meeting to approve the merger will take place in the fall of 1999.

     Under the Revised Merger Agreement, each share of our existing convertible preferred stock will be converted into 9.134 shares of our new Class A common stock or, at the election of the holder, into $3.7408 in cash, $8.34 principal amount of three year, 6.75% notes to be issued by Avatex Funding, a new wholly-owned subsidiary of ours, and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our existing Series A preferred stock will be converted into 7.253 shares of our new Class A common stock or, at the election of the holder, into $2.9705 in cash, $6.623 principal amount of 6.75% notes, and warrants to purchase 0.53567 shares of Class A common stock at $2.25 per share. In addition, the preferred stockholders of the two series of preferred stock who elect the cash, note and warrant option will receive a deferred contingent right to a portion of any net recovery, up to $7,500, that we may receive in certain litigation brought by us against McKesson and a number of large pharmaceutical manufacturers. The amount will be equal to 20% of such net recovery, up to $7,500, with 84% of such recovery available to all the Series A preferred stockholders and 16% available to all the convertible preferred stockholders, with the per share amount to be received by each preferred stockholder equal to their pro rata share of an amount that is calculated based on the total number of shares of each series of preferred stock outstanding immediately before the merger.

     Avatex Funding will be a new subsidiary whose purpose will be to issue the 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor, which are now owned by us. The shares of Phar-Mor will be pledged to secure the notes. The principal of the notes will be due in three years from the date of issuance, and the interest will be payable semi-annually in cash. We will also guarantee the notes. The warrants to be issued in the merger will expire 5 years and 3 months after closing of the proposed merger.

     Assuming all of the preferred stockholders elect to receive the cash, note and warrant option in the proposed merger, we will be required to pay approximately $15,250 in cash and issue warrants to purchase approximately 2,750,000 shares of Class A common stock. Avatex Funding will be required to issue approximately $34,000 principal amount of the 6.75% notes. Under one of the agreements discussed below, stockholders who represent approximately 50.0% of the convertible preferred stock and 55.3% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

     We have also entered into settlement, stockholder and voting agreements with the preferred stockholder plaintiffs in the three Delaware lawsuits pending against us, Xetava and certain of our directors. Under the Stipulation of Settlement entered into by us and the plaintiffs in the class action lawsuits on behalf of all holders of existing preferred stock and for the plaintiff in the non-class action lawsuit, subject to court approval and effective upon the closing of the merger, all three Delaware lawsuits will be settled and we will pay up to $1,100 of plaintiffs' attorneys' fees. Under a voting agreement with one of the named plaintiffs in one of the class action lawsuits, such plaintiff and its affiliates have agreed to vote in favor of the proposed merger and to waive any appraisal rights in connection with the proposed merger. Such plaintiff will also receive $300 in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with the plaintiff in the third Delaware lawsuit and another party, these parties and their affiliates and associated companies have agreed to vote in favor of the merger, to elect to receive the cash, note and warrant option and to waive any appraisal rights in connection with the proposed merger. These parties will also receive $600 in exchange for a ten year standstill agreement, a general release of liabilities and other consideration. In addition, these parties have entered into a stock purchase agreement with Phar-Mor, under which, subject to the consummation of the proposed merger, Phar-Mor has agreed to purchase 2,862,400 shares of our common stock from these parties at $2.00 per share with closing to occur at the same time as the Xetava merger. Phar-Mor has been granted a proxy to vote these shares of our common stock in favor of the merger.

     On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11,400 in cash and a one-year, $600 secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on these transactions of approximately $6,181 ($5,569 net of taxes).


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

OPERATING LOSS

     Revenues from real estate operations increased $272 to $2,848 for the quarter ended June 30, 1999 compared to $2,576 for the quarter ended June 30, 1998. The increase was the result of the hotel opened in October 1998 which had revenues of $1,159 for the quarter partially offset by decreased revenues at the two remaining properties. Revenues decreased at the two remaining properties because we owned the properties for only two months during the quarter until their sale in May 1999, as discussed above, compared to revenues for the full quarter for the prior period. As a result of the sale, there will be no real estate revenues in future periods unless additional real estate investments are made.

     Operating costs including depreciation and amortization increased $487 to $4,262 for the quarter ended June 30, 1999 compared to $3,775 for the quarter ended June 30, 1998. Real estate operating costs increased $395 and corporate overhead costs increased $92. Real estate expenses increased as a result of the hotel opened in October 1998 which had expenses of $1,034 for the quarter partially offset by decreased expenses at the two remaining properties sold in May 1999. The decrease was the result of only two months of operations in the current year compared to three months in the prior year for these properties. As a result of the sale, there will be no real estate expenses in future periods unless additional real estate investments are made. Corporate expenses increased primarily as a result of higher costs associated with the proposed Xetava merger, as discussed above, as well as severance costs and other costs partially offset by lower compensation, legal and travel costs than in the prior year. The consummation of the merger with Xetava and the settlement with our preferred stockholders will result in reductions in legal and consulting expenses associated with the merger and accompanying lawsuits. The extent of the savings depends on, among other factors, the timing of the annual meeting to approve the merger.

OTHER INCOME (EXPENSE)

     Other income of $5,534 for the three months ended June 30, 1999 related to a $6,181 gain on the sale of real estate and $580 in other income primarily from gains on the sale of securities held for sale partially offset by a reduction of $1,077 in the carrying value of our investment in Imagyn Technologies, Inc. ("Imagyn") to its market value and a write-down of $150 in the carrying value of an investment in a non-public company. Other expense of $1,612 for the three months ended June 30, 1998 related to a $1,915 reduction in the carrying value of our investment in Imagyn to its market value and a write-down of $800 in the carrying value of an investment in a non-public company partially offset by $1,103 in gains principally from the recovery on an investment which had been written-off in a prior period.

INTEREST INCOME (EXPENSE)

     Interest income decreased $171 to $394 for the three months ended June 30, 1999 compared to $565 for the three months ended June 30, 1998. While the average amount of funds invested increased by approximately $750 as compared to the prior year due to the receipt of $11,400 in May 1999 in connection with the sale of real estate properties, the average rate of interest earned on the invested amounts decreased by approximately 0.6%.

     Interest expense increased $22 to $527 for the three months ended June 30, 1999 compared to $505 for the three months ended June 30, 1998. Interest expense for real estate operations increased approximately $43 primarily due to $143 interest on the property opened in October 1998 partially offset by only two months of interest at the remaining properties until their sale in May 1999 as compared to three months of interest in the prior fiscal year. Interest expense related to corporate activities decreased $21 due primarily to the payoff of a note in fiscal 1999.

EQUITY IN INCOME (LOSS) OF AFFILIATES

     Equity in loss was $1,202 for the quarter ended June 30, 1999 compared to equity in income of $256 for the quarter ended June 30, 1998. The decrease in equity in income of affiliates was primarily the result of lower earnings at Phar-Mor. Phar-Mor's decline in gross profit and increased interest expense, partially offset by a decrease in operating expenses, caused Phar-Mor's results to decrease when compared to the prior year.

INCOME TAXES

     We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income
(loss) was offset by a corresponding change in the deferred tax asset valuation allowance. The tax expense for the current and prior years represents state income taxes related to real estate operations.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

     The minority interest increased $4 to $73 for the quarter ended June 30, 1999 compared to $69 for the quarter ended June 30, 1998. The increase in minority interest related to increased income from real estate operations related to one of the properties sold in May 1999.

PREFERRED STOCK DIVIDENDS

     Preferred stock dividends have increased to $7,482 for the three months ended June 30, 1999 compared to $6,792 for the three months ended June 30, 1998. The increase was due to (i) an increase of $113 in the amortization of discount on the Series A preferred stock and (ii) an increase of $577 in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts.

                           LIQUIDITY AND CAPITAL RESOURCES


         As of June 30, 1999, we had cash and short-term investments of approximately $37,487. During the quarter, we loaned approximately $1.1 million to companies in which we had previously invested.

     Our debt consists of a note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee. All the debt of consolidated real estate partnerships has been repaid, transferred to or assumed by another party in connection with the sale. We have two issues of redeemable preferred stock outstanding. Beginning with the quarterly payments due January 15, 1997, we have not declared nor paid any cash dividends on our Series A preferred stock or our convertible preferred stock. We also did not make the annual sinking fund payments on the convertible preferred stock due January 1998 and January 1999. See the "Overview" section above for a discussion of our proposed merger with Xetava. If the proposed merger is consummated as proposed, our current redeemable preferred stock liability would be eliminated and our preferred stockholders would receive new Class A common stock in exchange for their preferred stock or, at their election, may receive a combination of cash; three year, 6.75% notes; warrants to purchase common stock of the merged company and other consideration. The issuance of the notes will require Avatex Funding to pay interest semi-annually in cash with the principal balance due in three years from the date of issuance. Since we will guarantee the 6.75% notes and Avatex Funding will have no assets other than the Phar-Mor common stock securing the notes, we may be required to make capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. The potential cash outlay to the preferred stockholders or their related entities, if the merger is consummated as currently contemplated and all preferred stockholders elect the package of cash, notes and warrants, will be approximately $17,250 at the time of the merger and $1,148 semi-annually for interest on the notes.

     For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. This fiscal year we will also be required to fund any cash to be paid to preferred stockholders as a result of the proposed merger as well as interest payments on any notes issued in that transaction. We expect to receive cash from the collection of receivables and from interest income earned on our investments.

     We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, will continue to invest in real estate and other publicly and privately held companies which we believe would be strategic fits. In addition, we may pursue the acquisition of an operating company.

     We will rely on cash on hand, any excess cash from investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business.



                                      OTHER

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. We have not yet determined the impact, if any, from the adoption of SFAS No. 133.

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate", "believe", "continue", "estimate", "expect", "intend",

"may", "should" and similar expressions are intended to identify forward-looking statements. Such statements contain our current views with respect to future events and are subject to certain risks and uncertainties which have been described in our reports and statements filed with the Securities and Exchange Commission, including this report. However, there can be no guarantee that these assumptions will be achieved, and actual results could differ materially from those anticipated.

     What is commonly referred to as the "Year 2000" issue relates, in part, to many hardware and software systems that use only two digits to represent the year being unable to recognize dates beyond 1999. Our internal systems, both hardware and software, are Year 2000 compliant in all material respects. The Year 2000 readiness of our vendors, and companies in which we have invested, however may vary. We are currently trying to ascertain and monitor the Year 2000 readiness of these companies. If any of the companies in which we have made a significant investment are not Year 2000 compliant, there may be a material impact on the value of that investment and, correspondingly, on our results of operations and financial condition. If certain vendors are not Year 2000 compliant, especially vendors that provide electricity, telephone services and management services, we may suffer potentially significant disruptions to our overall operations, depending upon the length and severity of the problems. At this time, it is still uncertain to what extent we may be affected by such matters at these other entities.

     The foregoing Year 2000 discussion and the information contained therein are provided as a "Year 2000 Readiness Disclosure" and contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on our best current estimates, which were derived from numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors which might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems; adequate resolution of Year 2000 issues by government agencies, businesses and other third parties who are outsourcing service providers, suppliers and vendors; the adequacy of Year 2000 remediation by investees; and the adequacy and ability to implement contingency plans. The forward-looking statements made in the foregoing Year 2000 discussion speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

     With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 1999, the following additional information is provided:

     McKESSON/VENDOR LITIGATION. With reference to the Delaware lawsuit that seeks to enjoin us from prosecuting our lawsuit in Texas against McKesson and certain pharmaceutical manufacturers, on August 6, 1999, the Delaware Bankruptcy Court denied the Texas defendants' renewed motion for summary judgment with respect to the remaining four counts of our lawsuit. The Delaware Bankruptcy Court ruled that "the parties should proceed to discovery and trial in Texas."

     1996 SHAREHOLDER LITIGATION. With reference to the 1996 Shareholder Litigation against us styled Grossman v. FoxMeyer Health Corp., et. al., on August 10, 1999, the 191st Judicial Court of Dallas County, Texas entered an Order Denying Class Certification. In its Order, the Court ruled that only some elements necessary for class certification were met, and denied the plaintiff's motion to certify a class of holders of our stock for purposes of the litigation.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

     We did not declare, nor did we pay, the dividends due for the quarterly periods since October 15, 1996 on either the Convertible Preferred Stock or the Series A Preferred Stock. These two issues are cumulative. The cumulative dividends accrued and unpaid were approximately $9.0 million ($13.75 per share) on the Convertible Preferred Stock and $56.9 million ($13.19 per share) on the Series A Preferred Stock. In addition, the annual sinking fund payments due January 1998 and 1999 for 88,000 shares each of the Convertible Preferred Stock were not made.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


                27         -  Financial Data Schedule


(b)      REPORTS ON 8-K

                 The following Current Reports on Form 8-K were filed by us during the three months ended June 30, 1999:

                  We filed a Current Report on Form 8-K on May 19, 1999, which announced our agreement to sell our real estate holdings.

                  We filed a Current Report on Form 8-K on June 24, 1999, which announced the revised terms of a merger between us and Xetava and the settlement of certain related lawsuits.

                                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AVATEX CORPORATION



August 12, 1999                By: /s/ Grady E. Schleier
                                  ---------------------------------------------
                                   Grady E. Schleier
                                   Vice President, Chief Financial Officer and
                                            Treasurer
                                   (Principal Financial and Accounting Officer)