Form 10-K/A
period 1999-03-31
AVATEX CORP
filed 1999-10-01
CIK 716644

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8549

                              AVATEX CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                      25-1425889
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

5910 NORTH CENTRAL EXPRESSWAY, SUITE 1780 , DALLAS, TEXAS            75206
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

On June 23, 1999, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $7,343,000.

On June 23, 1999, there were 13,806,487 shares of the registrant's common stock outstanding before deducting 801,101 shares which represent the Corporation's 38.4% interest in common stock of the Corporation owned by Phar-Mor, Inc.

                     DOCUMENTS INCORPORATED BY REFERENCE:

The financial statements of Phar-Mor, Inc. as reported in their Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

                               EXPLANATORY NOTE

Avatex Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 to include the financial statements of Phar-Mor, Inc. (a 38% owned affiliate) as reported in their Annual Report on Form 10-K for the fiscal year ending July 3, 1999. In addition, the amendment includes the consent of Phar-Mor's independent auditors.

The Corporation is in the process of further Amending its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 to reflect the operations of its real estate segment as discontinued operations due to the sale of its investment in its three remaining real estate developments, subsequent to year-end. The restatement will not change the Corporation's net loss or loss per share.

ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                      AVATEX CORPORATION AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate) for the fiscal year ending July 3, 1999 were filed on Form 10-K with the Securities and Exchange Commission on September 30, 1999 and are incorporated herein by reference (except for the Independent Auditors' Consent which is included herein):

Independent Auditors' Report
Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998
Consolidated Statements of Operations for the Fifty-Three Weeks Ended July 3,
  1999, the Fifty-Two Weeks Ended June 27, 1998 and the Fifty-Two Weeks Ended June 28, 1997
Consolidated Statements of Changes in Stockholders' Equity for the Fifty-Three
  Weeks Ended July 3, 1999, the Fifty-Two Weeks Ended June 27, 1998 and the Fifty-Two Weeks Ended June 28, 1997
Consolidated Statements of Cash Flows for the Fifty-Three Weeks Ended July 3,
  1999, the Fifty-Two Weeks Ended June 27, 1998 and the Fifty-Two Weeks Ended June 28, 1997
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts
Independent Auditors' Consent

                                PHAR-MOR, INC.
                         INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8 and No. 33-37531 on Form S-3 of Avatex Corporation of our report dated September 17, 1999 on the Phar-Mor, Inc. consolidated financial statements for the fiscal year ended July 3, 1999, incorporated by reference in Amendment No. 1 to the Annual Report on Form 10-K/A of Avatex Corporation for the fiscal year ended March 31, 1999.







Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Avatex Corporation


                           By  /s/ Grady E. Schleier
                               ----------------------------------------------
                               Grady E. Schleier
October 1, 1999                Senior Vice President and Chief Financial Officer