Form 10-K/A
period 1999-03-31
AVATEX CORP
filed 1999-10-12
CIK 716644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A



                                  Amendment No. 2


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


On October 1, 1999, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $12,132,000.



On October 1, 1999, there were 13,806,487 shares of the registrant's common stock outstanding before deducting 801,101 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.


                      DOCUMENTS INCORPORATED BY REFERENCE:


The financial statements of Phar-Mor, Inc. as reported in their Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

                                EXPLANATORY NOTE


This Amendment No. 2 on Form 10-K/A to the Annual Report of Avatex Corporation hereby amends, in its entirety, the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. This Amendment reflects the restatement of the Corporation's financial statements to report the operations of the Corporation's real estate segment as a discontinued operation. Subsequent to the issuance of the Corporation's fiscal 1999 financial statements and the filing of its fiscal 1999 Form 10-K with the Securities and Exchange Commission, management determined that it should restate its fiscal 1999 financial statements and related disclosures to reflect its real estate segment as a discontinued operation. For comparative purposes, the statements of operations, for all periods presented, have been restated to reflect the income from real estate operations in "Gain (loss) from discontinued operations, net of taxes". The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued operations held for sale". This restatement does not change the Corporation's net loss or loss per share. The significant effects of the restatement are presented in Note T to the consolidated financial statements.

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


As a result of the sale of all of the Corporation's interest in the above properties, the real estate activities of the Corporation are accounted for on a discontinued basis.


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

OTHER


The Corporation holds an approximate 11.4% common stock interest in Carson, Inc. ("Carson"), a global manufacturer of ethnic hair care products.



At March 31, 1999, the Corporation had an approximate 3.2% common stock interest in JW Genesis Financial Corp., a full service securities broker and investment banking firm providing securities transaction processing and other related services. The Corporation sold all of its interest during April, May and June 1999 at prevailing market prices.



The Corporation has an approximate 5.0% common stock interest in Imagyn Medical Technologies, Inc. ("Imagyn"), a developer, manufacturer and distributor for the urology, minimally invasive and general surgery, and gynecology markets. In May 1999, Imagyn consented to the entry of an order of relief in a Chapter 11 bankruptcy proceeding. Under its proposed plan of reorganization, Imagyn's common stockholders will not receive any distributions. The Corporation subsequently wrote off its investment in Imagyn in fiscal 2000 as a result of the bankruptcy filing.


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

                                    EMPLOYEES


The number of persons employed by the Corporation and its consolidated subsidiaries was 13 at March 31, 1999. This number does not include 151 employees of the real estate limited partnerships who were employed at March 31, 1999 by their respective management companies.

ITEM 2.  PROPERTIES

The Corporation's executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, contains approximately 8,997 square feet of space under a lease agreement that expires in December 2001. The Corporation licenses approximately 57% of such office space to other entities in which the Corporation has invested.


The following additional information is provided for the real estate properties discussed in Item 1 under the caption "Real Estate". As stated in
Item 1, the Corporation sold its interests in these properties on May 27, 1999 and has accounted for its real estate investments on a discontinued basis.


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

ITEM 3.  LEGAL PROCEEDINGS

MCKESSON\VENDOR LITIGATION

On January 10, 1997, the Corporation filed a ten count lawsuit against McKesson and certain major pharmaceutical manufacturers styled FoxMeyer Health Corporation v. McKesson Corporation, et al., Cause No. 9700311, in the 95th Judicial District Court of Dallas County, Texas (the "McKesson Litigation"). In November 1998, the Corporation filed an amended petition, in which it withdrew three of the counts asserted in its original petition. As so amended, the Corporation alleges in the McKesson Litigation, among other things, that McKesson and the pharmaceutical manufacturers conspired to drive the Corporation's pharmaceutical distribution subsidiary, FoxMeyer Drug, out of business, and that McKesson obtained confidential financial and competitive information and used the information to cause damage to the Corporation. The Corporation seeks to recover in excess of $400 million in compensatory damages, plus punitive damages. In February 1997, certain defendants removed the lawsuit to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, and moved to transfer the McKesson Litigation to the United States Bankruptcy Court for the
District of Delaware as a proceeding related to the Chapter 11 case of FoxMeyer Drug. On August 27, 1997, the Dallas Bankruptcy Court entered an order denying the defendants' motion to transfer and, on November 17, 1998, the Court granted the Corporation's motion to remand the McKesson Litigation back to Texas state court. As a result of a decision by the Delaware
Bankruptcy Court (described below), the Dallas Bankruptcy Court also dismissed counts one, two and three of the Texas lawsuit to the extent that the claims were brought by the Corporation. On May 18, 1999, the United
States District Court for the Northern District of Texas, Dallas Division, affirmed the Dallas Bankruptcy Court's decision to remand the McKesson Litigation back to Texas state court and denied as moot its decision not to transfer the McKesson Litigation to the Delaware Bankruptcy Court. The
District Court has not yet ruled on the Corporation's cross-appeal of the Dallas Bankruptcy Court's order dismissing counts one, two and three. On June 16, 1999, certain of the defendants filed a notice of appeal of the portion of the District Court's decision that denied as moot the appeal of the Dallas Bankruptcy Court's decision not to transfer the McKesson Litigation to the Delaware Bankruptcy Court. On October 4, 1999, the appeal was dismissed at the defandants' request.

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

On February 26, 1997, the Official Unsecured Creditors' Committee of the FoxMeyer and FoxMeyer Drug bankruptcy estates (the "Committee") filed a lawsuit against the Corporation in the Delaware Bankruptcy Court under Adversary No. 97-20. In the Delaware lawsuit, the Committee sought a declaration that the claims asserted by the Corporation in the McKesson Litigation are property of the FoxMeyer and FoxMeyer Drug estates and an injunction barring the Corporation from continuing to prosecute the McKesson Litigation. The Trustee has succeeded to the interests of the Committee, and McKesson and the other Texas defendants subsequently intervened in the Committee's lawsuit. McKesson filed its own complaint and asserted that (a) as of the commencement of the Chapter 11 cases in August 1996, the claims asserted in the McKesson Litigation were property of the FoxMeyer and FoxMeyer Drug estates, and (b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug, the claims were transferred to McKesson. On August 24, 1998, the Delaware Bankruptcy Court denied the Texas defendants' first motion for summary judgment and ruled that the parties should return to Texas and move the McKesson Litigation forward as much as possible. On November 12 and 16, 1998, the Delaware Bankruptcy Court granted in part and denied in part the Texas defendants' second motion for summary judgment and ruled that the Corporation is judicially estopped from pursuing counts one, two and three of the Texas lawsuit (for fraud, negligent misrepresentation and conspiracy). The Delaware Bankruptcy Court also indicated that, if discovery shows that there is "substantial overlap" between the factual allegations underlying counts one, two and three and those underlying the remaining counts (for breach of confidential relationship, tortious interference with contract, interference with business and business disparagement), those counts may be barred as well. In response, the Texas defendants filed a renewed motion for summary judgment with respect to the remaining four counts of the lawsuit. On August 6, 1999, the Delaware Bankruptcy Court denied the renewed motion, ruling that "the parties should proceed to discovery and trial in Texas". Discovery is now underway before the Texas State Court, and the case is set for trial in September 2000. In addition, the Corporation has recently entered into a settlement agreement with one of the manufacturer defendants in the McKesson Litigation, under which the Corporation received a confidential settlement payment.

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

The Corporation and its Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in Grossman v. FoxMeyer Health Corp., et al., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. As initially filed, the lawsuit purports to be brought on behalf of all holders of the Corporation's common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the Zuckerman action described above. On September 28, 1997, the Court denied the Corporation's motion for summary judgment in the lawsuit. On August 10, 1999, however, the Court entered an Order Denying Class Certification, in which it ruled that only some elements necessary for class certification were met and denied the plaintiff's motion to certify a class of holders of the Corporation's stock for purposes of the litigation. The Corporation intends to continue to vigorously defend itself in the lawsuit.

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

DERIVATIVE LITIGATION

On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on behalf of the Corporation, against seven of the Corporation's current directors and three of its former directors who were members of its Personnel and Compensation Committee, under No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were originally two holders of the Corporation's Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between the Corporation and its Co-Chairmen and Co-Chief Executive Officers, Abbey Butler and Melvyn Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to the Corporation's stockholders, (ii) the compensation arrangements between the Corporation and Messrs. Butler and Estrin constitute corporate waste, and
(iii) the defendants caused the Corporation's subsidiaries and affiliates to improperly purchase the Corporation's common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the Court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. In October 1999, the defendants moved for summary judgment, and a hearing on the motion is set on November 30, 1999. The Corporation has been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, the Corporation's charter and by-laws, and the terms and conditions of Indemnification Agreements between the Corporation and certain of the defendants.

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

BULL MOOSE TUBE COMPANY

In August 1988, the Corporation sold all of the outstanding stock of Bull Moose Tube Company to Caparo, Inc. (collectively, "Caparo"). Caparo has indicated that it will seek indemnification from the Corporation for the costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, at which plant roads were allegedly sprayed with dioxin contaminated oil in 1973 and 1977. The contamination has been remediated under an EPA plan. By letter dated September 14, 1999, Caparo advised the Corporation that (i) the EPA had demanded payment from Caparo of $217,652.02, plus interest, for the costs of removal and transportation (but not incineration) of contaminated soil at the facility and (ii) Caparo was seeking indemnification from the Corporation for such amounts. Caparo had previously estimated those costs would be approximately $305,000. The Corporation is attempting to determine if this latest amount includes all costs for which Caparo will seek indemnity and the extent to which the Corporation has valid defenses to the indemnity request.

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

BEN FRANKLIN RETAIL STORES, INC.

In 1997, the bankruptcy trustee and certain creditors of the Corporation's 17%-owned subsidiary, Ben Franklin, filed lawsuits against certain former officers and directors of Ben Franklin, the Corporation and certain current and former officers and directors of the Corporation. The Corporation and its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying its own defense costs and those of its officers and directors, the Corporation also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the request of the Corporation as a director or officer of Ben Franklin. On October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all of the defendants except David Brainard. On December 1, 1998, the Bankruptcy Court denied a motion to reconsider one of these opinions, and the plaintiffs have filed objections to both opinions with the United States District Court for the Northern District of Illinois. In the third lawsuit, pending in Illinois state court, the court struck the plaintiffs' second amended complaint and ordered a third amended complaint to be filed. The plaintiffs complied with the Court's order by filing a third amended complaint, and the defendants have again filed a motion to dismiss the complaint. The Court has scheduled a hearing on the motion in October 1999. If liability is ever imposed in any of the lawsuits, the Corporation may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements contained herein:

                       AVATEX CORPORATION AND SUBSIDIARIES
                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA

                                                                                       For the years ended March 31,
(In millions of dollars, except per share amounts)                        1999         1998        1997      1996        1995
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
             Operating costs                                              $   7.3    $   11.4    $   5.0    $   8.1    $    9.7
             Other income (expense)                                          (1.8)      (12.3)      11.9       20.2        43.8
             Interest and dividend income                                     2.1         1.6        1.0        1.1         0.8
             Interest expense                                                 0.8         3.0        4.2        5.1         3.5
             Income (loss) from continuing operations before
                  National Steel Corporation, income tax provision,
                  equity in income of affilaites and minority interest       (7.8)     (25.1)        3.7        8.1        31.4
             National Steel Corporation                                         -      (53.2)        9.6        3.3         5.4
             Income tax provision                                               -          -        29.8        3.0         0.3
             Equity in income (loss) of affiliates                            1.2       (3.5)       (5.7)      (4.6)        0.8
             Minority interest in results of operations of
                consolidated subsidiaries                                       -          -        (2.8)       0.4           -
             Income (loss) from continuing operations                        (6.6)     (81.8)      (19.4)       3.4        37.3
             Discontinued operations                                            -        4.3      (260.0)     (67.1)        4.3
             Net income (loss)                                            $  (6.6)   $ (77.5)    $(279.4)  $  (63.7)   $   41.6
--------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA
             Basic Earnings per share:
                Continuing operations                                     $ (2.65)   $ (7.78)    $ (2.58)  $  (1.07)   $   1.24
                Discontinued operations                                         -       0.31      (17.41)     (4.06)       0.29
                Earnings (loss) per share                                 $ (2.65)   $ (7.47)    $(19.99)  $  (5.13)   $   1.53
             Diluted Earnings per share:
                Continuing operations                                     $ (2.65)   $ (7.78)    $ (2.58)  $  (1.07)   $   1.23
                Discontinued operations                                         -       0.31      (17.41)     (4.06)       0.29
                Earnings (loss) per share                                 $ (2.65)   $ (7.47)    $(19.99)  $  (5.13)   $   1.52
             Cash dividends per share                                           -          -           -          -           -
             Average number of  common shares outstanding (in thousands):
                 Basic                                                     13,102     13,806      14,931     16,521      14,711
                 Diluted                                                   13,102     13,806      14,931     16,521      14,821
--------------------------------------------------------------------------------------------------------------------------------

FINANCIAL INFORMATION
             Working capital                                              $  33.2    $  40.6     $  46.4   $  276.4    $  444.5
             Total assets                                                    89.6      119.3       167.2    1,577.1     1,777.0
             Capital expenditures                                            12.4        5.6        34.7       40.8        59.1
             Long-term debt                                                   9.0       22.9        27.5      403.8       422.8
             Redeemable preferred stock                                     243.2      215.0       189.4      187.3       175.0
             Stockholders' equity (deficit)                                (177.9)    (141.9)     (113.5)     202.5       304.2
--------------------------------------------------------------------------------------------------------------------------------

KEY FINANCIAL RATIOS
             Current ratio                                                10.87:1     5.36:1      4.80:1     1.38:1      1.57:1
             Long-term debt as a percent of total capitalization            12.1%      23.9%       26.6%      50.9%       46.9%
--------------------------------------------------------------------------------------------------------------------------------

The above Summary of Operations and Common Share Data have been restated to reflect the Corporation's real estate segment as a discontinued operation. See Note T to the consolidated financial statements.

The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. Securities and Exchange Commission regulations require that capitalization ratios also be shown with the redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 339.7%, 247.8%, 209.8%, 74.5%, and 66.3%, respectively, for each of the five years ended March 31.

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

Subsequent to the issuance of the Corporation's fiscal 1999 financial statements and the filing of its fiscal 1999 Form 10-K with the Securities and Exchange Commission, management decided that it should restate its fiscal 1999 financial statements and related disclosures to reflect its real estate segment as a discontinued operation. For comparative purposes, the statements of operations, for all periods presented, have been restated to reflect the income from real estate operations in "Gain (loss) from discontinued operations, net of taxes". The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued operations held for sale". This restatement does not change the Corporation's net loss or loss per share. The significant effects of the restatement are presented in Note T to the consolidated financial statements and have been reflected herein.

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

Assuming each of the preferred stockholders elects to receive the cash, note and warrant option in the proposed merger, the Corporation will be required to pay approximately $15,250 in cash and issue warrants to purchase approximately 2,750,000 shares of the Class A common stock. Funding will be required to issue approximately $34,000 principal amount of the 6.75% notes. Under one of the agreements discussed below, stockholders who represent approximately 50% of the convertible preferred and 55.3% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

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

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999 COMPARED
TO YEAR ENDED MARCH 31, 1998


OPERATING COSTS

For the year ended March 31, 1999, operating costs, including general and administrative and depreciation and amortization, increased $639 to $7,326 compared to $6,687 for the year ended March 31, 1998. Increased expenses were primarily the result of the costs associated with the proposed merger with Xetava as well as increased legal, insurance and certain other operating costs, partially offset by lower expenses for compensation, pensions, consultants and travel. The consummation of the merger with Xetava and the settlement with preferred stockholders may result in reductions in legal and consulting expenses associated with the merger and accompanying lawsuits.
The extent of the savings depends on the timing of the settlement and the costs associated with the final negotiations in fiscal 2000. In fiscal 1999, these expenses were approximately $2,170.

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

OTHER EXPENSE

Other expense of $1,799 for the year ended March 31, 1999 related to a $3,386 reduction in the carrying value of certain of the Corporation's investments, including a $1,795 reduction in the carrying value of Imagyn, partially offset by $1,587 in gains primarily from recoveries on investments which had been written-off in prior years and a royalty payment from a property sold in the prior fiscal year. In the year ended March 31, 1998, other expense of $12,267 related primarily to the $12,938 reduction in the carrying value of the Corporation's investment in Imagyn to its market value, partially offset by $671 in gains principally from the sale of other assets.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased $426 to $2,052 for the year ended March 31, 1999 compared to $1,626 for the year ended March 31, 1998. The increase was the result of $238 in dividends received in fiscal 1999 on preferred stock investments made during the year which did not exist in the prior year. These investments were made in HPD and RAS. Interest income increased $188 due to the increase in average amount of funds invested compared to the prior year due to cash received in November 1997 from the NSC settlement and the sale of US HealthData Interchange, Inc. ("USHDI") and interest earned on the note received as part of the NSC settlement (see Notes B and G to the consolidated financial statements).

INTEREST EXPENSE

Interest expense decreased $2,280 to $768 for the year ended March 31, 1999 compared to $3,048 for the year ended March 31, 1998. The decrease is due primarily to the termination or settlement of certain employee deferred compensation plans and other benefit plans of subsidiaries of the Corporation, which obligations had originally been recorded at a discount, and the repayment of a secured debt facility during fiscal 1998. This decline in interest expense was partially offset by additional interest expense related to the note payable to the Trustee.

NATIONAL STEEL CORPORATION RESULTS

The decrease in net preferred dividend income as compared to the prior year and the "Loss on National Steel Corporation settlement" are due to the November 1997 redemption by NSC of the NSC preferred stock and the settlement of all related liabilities (see Note G to the consolidated financial statements).

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income was $1,270 for the year ended March 31, 1999 compared to an equity in loss of $3,495 for the year ended March 31, 1998. The increase was primarily due to an improvement in Phar-Mor's operating results for the current year compared to the prior year. For the most part, the improved results related to severance expense paid to Phar-Mor's former chief executive officer and a write-down of fixed assets both of which occurred in the prior fiscal year.

INCOME TAXES

The Corporation recorded no federal income tax provision for the current or prior year. Any income tax benefit related to the current or prior year's loss was offset by a corresponding change in the deferred tax asset valuation allowance. The fiscal 1998 amount reflects a $40 refund of federal income taxes.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

There was no minority interest recorded in the current year. The prior year minority interest related to the Corporation's investment in Phar-Mor through Hamilton Morgan LLC ("Hamilton Morgan"). In September 1997, the Corporation acquired the minority interest in Hamilton Morgan (see Note B to the consolidated financial statements).

DISCONTINUED OPERATIONS

Gain on discontinued operations decreased $568 to a loss of $16 in the year ended March 31, 1999 compared to a gain of $552 for the year ended March 31, 1998. These amounts related only to the real estate segment that was discontinued at March 31, 1999. The decrease was due mainly to lower operating and other income partially offset by lower interest expense. The decrease in operating income was the result of the sale of a hotel in March 1998 partially offset by operations of a new hotel opened in October 1998. Other income decreased primarily as a result of the gain on the sale of property in March 1998. Interest expense decreased as a result of the hotel sold in March 1998 partially offset by interest expense on the hotel opened in October 1998.

The gain on the disposal of discontinued operations for the year ended March 31, 1998 resulted from the sale of USHDI in November 1997.

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

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1998 COMPARED
TO YEAR ENDED MARCH 31, 1997


COSTS AND EXPENSES

Operating costs, consisting of general and administrative costs and depreciation and amortization increased, $1,688 to $6,687 for the year ended March 31, 1998 compared to $4,999 for the year ended March 31, 1997. The increase in operating costs related primarily to increased compensation, pension, legal and insurance costs during the fiscal year 1998 compared to the prior fiscal year. Depreciation and amortization decreased as a result of the write-off of goodwill related to Phar-Mor at the end of the prior fiscal year.

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

OTHER INCOME (EXPENSE)

Other income (expense) was an expense of $12,267 for the year ended March 31, 1998 compared to income of $11,878 for the year ended March 31, 1997. In fiscal 1998, the loss was primarily related to a $12,938 reduction in the carrying value of Imagyn to its market value, partially offset by $671 in gains principally from the sale of other assets. In fiscal 1997, the Corporation recognized a gain of $34,019 from the sale of FoxMeyer Canada Inc. ("FoxMeyer Canada"). The gain was partially offset by the write-down of the Corporation's investment in Phar-Mor of $13,394, the write-off of the Corporation's investment in Ben Franklin of $2,043 and $6,704 in other losses primarily from marketable securities (including $4,830 in losses related to Imagyn).

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased $654 to $1,626 for the year ended March 31, 1998 compared to $972 for the year ended March 31, 1997. The increase was due primarily to increased income from additional cash invested by the Corporation from proceeds from the NSC settlement and the USHDI sale and from funds previously held in escrow that were used in the settlement with the Trustee.

INTEREST EXPENSE

Interest expense decreased $1,098 to $3,048 for the year ended March 31, 1998 from $4,146 for the year ended March 31, 1997. Such decrease was attributable to repayments of the secured and revolving debt of the Corporation from proceeds of asset sales and the NSC settlement, partially offset by interest expense on the note payable incurred in connection with the settlement with the Trustee.

NATIONAL STEEL CORPORATION RESULTS

The net preferred income from NSC was $5,854 for the year ended March 31, 1998, compared to $9,620 for the prior period. The decrease was primarily due to the redemption of the preferred stock in November 1997 as part of the NSC settlement compared to a full year of net preferred income in the prior year. The $59,038 loss in connection with the NSC settlement is explained in Note G to the consolidated financial statements.

EQUITY IN LOSS OF AFFILIATES

The equity in loss of affiliates decreased $2,163 to a loss of $3,495 for the year ended March 31, 1998, compared to a loss of $5,658 for the year ended March 31, 1997. The decrease in the equity loss of affiliates resulted principally from the sale in the prior year of the Corporation's equity investment in FoxMeyer Canada, which had been incurring losses, and a decrease in the equity loss of Phar-Mor. While Phar-Mor had a greater net loss in fiscal 1998 than in fiscal 1997, primarily as a result of severance costs to its former chief executive officer and the write-down of fixed assets, the fiscal 1997 amount also included a write-down of the Corporation's investment in Phar-Mor.

INCOME TAXES

The Corporation recorded an income tax refund of $40 for the year ended March 31, 1998. The Corporation recorded an income tax provision of $29,839 for the year ended March 31, 1997. The provision for fiscal 1997 was primarily due to an increase in the deferred tax asset valuation allowance resulting from the loss of FoxMeyer's anticipated taxable income in future years due to FoxMeyer's bankruptcy filing.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

The minority interest in net income of consolidated subsidiaries was $10 for the year ended March 31, 1998, compared to a minority interest in net loss of $2,759 for the year ended March 31, 1997. The minority interest related to the Corporation's investment in Hamilton Morgan LLC. The increase in the minority interest resulted from the purchase of the minority interest in Hamilton Morgan LLC in the 1998 fiscal year, eliminating the impact of the Phar-Mor losses subsequent to the purchase. The fiscal 1997 loss also reflected the write-down of the Corporation's investment in Phar-Mor.

DISCONTINUED OPERATIONS

The income (loss) from discontinued operations for fiscal 1998 was income of $552 compared to a loss of $13,888 for fiscal 1997. Income from discontinued operations represents the operating results of real estate operations in fiscal 1998. The loss from discontinued operations for fiscal 1997 represented FoxMeyer's operating loss of $17,467 to June 30, 1996, the effective date for treating FoxMeyer as a discontinued operation, USHDI's loss from operations of $3,590 through March 31, 1997, the effective date for treating USHDI as a discontinued operation, and a $7,169 gain from operations from real estate activities sold in fiscal 1997. The gain for the real estate segment for fiscal 1997 is substantially higher than for fiscal 1998 due to sales of real estate properties and loans during fiscal 1997 as discussed in Note B to the consolidated financial statements.

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

                      LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1999, the Corporation had cash and short-term investments of approximately $27,159. During the fiscal year, the Corporation committed approximately $5,004 to new investments and $1,650 to real estate development.



As of March 31, 1999, the debt of the Corporation consisted of the note payable to the Trustee and the debt of real estate partnerships, which debt was without recourse to the parent company, Avatex Corporation and reflected in net assets of discontinued operations held for sale. The debt related to real estate operations was either repaid, transferred to or assumed by another party in connection with the sale of all the Corporation's real estate in May 1999. See Note H to the consolidated financial statements.


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
-------------------------------------------------------------------------------------------------------------------

  Liabilities
  Long-term debt (2)
-------------------------------------------------------------------------------------------------------------------
    Fixed Rate                        $  -       $    -   $   -   $   -   $    -     $    -    $    -     $    -
-------------------------------------------------------------------------------------------------------------------
      Average interest rate              -            -       -       -        -          -         -          -
-------------------------------------------------------------------------------------------------------------------
  Variable Rate                          -       $9,001       -       -        -          -    $9,001     $8,611
-------------------------------------------------------------------------------------------------------------------
      Average interest rate              -          7.8%      -       -        -          -       7.8%
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

         As discussed in Note T, the accompanying consolidated financial statements have been restated.

Deloitte & Touche LLP
Dallas, Texas
April 30, 1999
(except for Note S,
which is as of June 18, 1999
and Note T, which is as of October 8, 1999)

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS







                                                                                          For the years ended March 31,

                                                                                   1999              1998                1997
(in thousands, except per share amounts)                                                  (As Restated - See Note T)
---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS
             General and administrative costs                                    $ 7,283           $  6,646            $   4,465
             Depreciation and amortization                                            43                 41                  534
             Unusual items                                                             -              4,746                    -
---------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                             (7,326)           (11,433)              (4,999)
Other income (expense)                                                            (1,799)           (12,267)              11,878
Interest and dividend income                                                       2,052              1,626                  972
Interest expense                                                                     768              3,048                4,146
---------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
             CORPORATION, EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME
             TAX PROVISION (BENEFIT) AND MINORITY INTEREST                        (7,841)           (25,122)               3,705
NATIONAL STEEL CORPORATION
             National Steel Corporation net preferred dividend income                  -              5,854                9,620
             Loss on National Steel Corporation settlement                             -            (59,038)                   -
Equity in income (loss) of affiliates                                              1,270             (3,495)              (5,658)
---------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION
             (BENEFIT) AND MINORITY INTEREST                                      (6,571)           (81,801)               7,667
Income tax provision (benefit)                                                         -                (40)              29,839
Minority interest in results of operations of consolidated subsidiaries                -                 10               (2,759)
---------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                   (6,571)           (81,771)             (19,413)
DISCONTINUED OPERATIONS
             Gain (loss) from discontinued operations, net of tax                    (16)               552              (13,888)
             Gain (loss) on disposal of discontinued operations, net of tax            -              3,719             (246,055)
---------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                          (6,587)           (77,500)            (279,356)
Preferred stock dividends                                                         28,178             25,604               19,081
---------------------------------------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                          $(34,765)        $ (103,104)          $ (298,437)
---------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE:
             Loss from continuing operations                                     $ (2.65)           $ (7.78)             $ (2.58)
             Discontinued operations                                                   -               0.31               (17.41)
---------------------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                                   $ (2.65)           $ (7.47)            $ (19.99)
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                       13,102             13,806               14,931
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS





                                                                                   For the years ended March 31,
(in thousands of dollars)                                                    1999            1998              1997
------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   $(6,587)        $(77,500)          $(279,356)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
             Foreign currency translation adjustment                             -                -                  17
             Reclassification adjustment for losses included in net loss         -                -                  21
------------------------------------------------------------------------------------------------------------------------
                        Net foreign currency translation adjustment              -                -                  38

             Unrealized gains (losses) on securities                           685            1,168                (854)
             Reclassification adjustment for (gains) losses included in
               net loss                                                        (33)               -                 871
------------------------------------------------------------------------------------------------------------------------
                        Net unrealized gains                                   652            1,168                  17

             Minimum pension liability adjustment                                -           (6,187)             (8,897)
             Loss on plan termination from National Steel
               Corporation settlement included in net loss                       -           79,718                   -
------------------------------------------------------------------------------------------------------------------------
                        Net minimum pension liability adjustment                 -           73,531              (8,897)
------------------------------------------------------------------------------------------------------------------------
                        TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                652           74,699              (8,842)
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                         $(5,935)         $(2,801)          $(288,198)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                                                                          March 31,
                                                                                                     1999             1998
                                                                                                (As Restated -
(in thousands of dollars)                                                                        See Note T)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

             Cash and short-term investments                                                        $27,159          $ 34,193
             Receivables, less allowance for possible losses of $15
                in 1999 and $27 in 1998                                                               2,526            11,783
             Net assets of discontinued operations held for sale                                      5,552                 -
             Other current assets                                                                     1,348             3,971
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                 36,585            49,947
INVESTMENT IN AFFILIATES                                                                             27,038            25,343
PROPERTY AND EQUIPMENT                                                                                  214            20,657
             Less accumulated depreciation and amortization                                              92             1,630
------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                              122            19,027

OTHER ASSETS                                                                                         25,812            24,986
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                        $89,557         $ 119,303
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
             Accounts payable                                                                       $ 1,435           $ 2,665
             Other accrued liabilities                                                                  870             2,368
             Salaries, wages and employee benefits                                                    1,060             3,801
             Long-term debt due within one year                                                           -               492
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                             3,365             9,326
LONG-TERM DEBT                                                                                        9,001            22,923
OTHER LONG-TERM LIABILITIES                                                                          11,955            13,402
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                            -               558
COMMITMENTS AND CONTINGENCIES                                                                             -                 -
REDEEMABLE PREFERRED STOCK                                                                          243,169           214,996
STOCKHOLDERS' DEFICIT
             Common stock $5.00 par value; authorized 50,000,000 shares;
                issued 13,806,487 shares in 1999 and 13,806,375 shares in 1998                       69,032            69,032
             Capital in excess of par value                                                         119,103           119,100
             Accumulated other comprehensive income                                                   1,820             1,168
             Accumulated deficit                                                                   (365,967)         (331,202)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (176,012)         (141,902)
             Less: equity in cost of common stock of the Corporation held by Phar-Mor, Inc.          (1,921)                -
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                        (177,933)         (141,902)
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $89,557         $ 119,303
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                         Accumulated
                                                                        Capital in         other
                                                                         excess of      comprehensive      Accumulated
                                                            Common          par             income          earnings
(in thousands of dollars)                                    stock         value            (loss)          (deficit)
------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                  $120,940       $209,613       $ (64,689)      $  70,469
      Net loss                                                                                            (279,356)
      Dividends declared - Convertible Preferred -
        $5.00 per share                                                                                     (1,771)
      Dividends declared - Series A Preferred -
        paid in additional stock                                                                            (4,354)
      Dividends in arrears on Convertible Preferred
         and Series A Preferred                                                                            (10,806)
      Amortization of discount on Series A Preferred                                                        (2,150)
      Purchase and cancellation of preferred stock                           6,355
      Purchase of treasury stock
      Cancellation of treasury stock                        (51,910)       (96,807)
      Net unrealized holding gain on securities                                                 17
      Recognition of additional minimum
         pension liability                                                                  (8,897)
      Stock options exercised                                                  (69)                           (130)
      Foreign currency translation adjustment                                                   38
------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                    69,030        119,092         (73,531)       (228,098)
      Net loss                                                                                             (77,500)
      Dividends in arrears on Convertible Preferred
         and Series A Preferred                                                                            (23,101)
      Amortization of discount on Series A Preferred                                                        (2,503)
      Conversion of preferred stock                               2              8
      Net unrealized holding gain on securities                                              1,168
      Reduction in additional minimum
         pension liability                                                                  73,531
------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                    69,032        119,100           1,168        (331,202)
      Net loss                                                                                              (6,587)
      Dividends in arrears on Convertible Preferred
         and Series A Preferred                                                                            (25,268)
      Amortization of discount on Series A Preferred                                                        (2,910)
      Net unrealized holding gain on securities                                                652
      Conversion of preferred stock                                              3
      Equity in cost of common stock of the Corporation
         held by Phar-Mor, Inc.
------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                  $ 69,032       $119,103       $   1,820       $(365,967)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


                                                                           Common Stock
                                                              Treasury       held by
(in thousands of dollars)                                       stock      Phar-Mor, Inc.
------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                   $(133,870)        $    -
      Net loss
      Dividends declared - Convertible Preferred -
        $5.00 per share
      Dividends declared - Series A Preferred -
        paid in additional stock
      Dividends in arrears on Convertible Preferred
         and Series A Preferred
      Amortization of discount on Series A Preferred
      Purchase and cancellation of preferred stock
      Purchase of treasury stock                              (16,726)
      Cancellation of treasury stock                          148,717
      Net unrealized holding gain on securities
      Recognition of additional minimum
         pension liability
      Stock options exercised                                   1,879
      Foreign currency translation adjustment
-------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                           -              -
      Net loss
      Dividends in arrears on Convertible Preferred
         and Series A Preferred
      Amortization of discount on Series A Preferred
      Conversion of preferred stock
      Net unrealized holding gain on securities
      Reduction in additional minimum
         pension liability
-------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                           -              -
      Net loss
      Dividends in arrears on Convertible Preferred
         and Series A Preferred
      Amortization of discount on Series A Preferred
      Net unrealized holding gain on securities
      Conversion of preferred stock
      Equity in cost of common stock of the Corporation
         held by Phar-Mor, Inc.                                               $(1,921)
-------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                      $    -         $(1,921)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             For the years ended March 31,
(in thousands of dollars)                                                                  1999         1998         1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (As Restated- See Note T)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (6,587)   $ (77,500)   $(279,356)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
             BY OPERATING ACTIVITIES:
             Equity in loss (income) of affiliates                                         (1,270)       3,495        5,658
             Depreciation and amortization                                                     43           41          534
             Net preferred income from National Steel Corporation                              --       (5,854)      (9,620)
             Loss on National Steel Corporation settlement                                     --       59,038           --
             Loss (gain) on disposal of discontinued operations                                --       (3,719)     246,055
             Loss (gain) on investments                                                     1,755       11,368      (21,141)
             Other non-cash charges (credits)                                                (892)     (25,952)       2,167
             Minority interest in results of operations of consolidated subsidiaries           --           10       (2,759)
             Deferred income tax provision                                                     --           --       29,836
             Depreciation and amortization,  provision for losses on accounts
                receivable and other items related to discontinued operations               1,239          968       88,461
             Cash provided (used) by working capital items, net of acquisitions:
                Receivables                                                                 9,308        2,468       20,802
                Inventories                                                                    --           --       26,018
                Other assets and restricted cash                                               52       32,883      (37,146)
                Accounts payable and accrued liabilities                                   (5,728)      (8,545)     (14,687)
             Other                                                                             20           20          110
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           (2,060)     (11,279)      54,932
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Reduction in cash from reclassification to discontinued operations              (834)          --      (24,366)
             Purchase of property, plant and equipment                                    (12,374)      (5,593)     (34,748)
             Purchase of investments                                                       (5,004)     (15,315)      (6,366)
             Proceeds from the disposition of investments                                   3,011       64,149      104,355
             Acquisitions, net of cash acquired                                                --       (7,399)          --
             Other                                                                            (38)       2,192          250
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (15,239)      38,034       39,125
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings under revolving credit facilities                                      --           --      447,492
             Repayments under revolving credit facilities                                      --           --     (326,883)
             Proceeds from the issuance of long-term debt                                  11,055       18,613       14,520
             Debt repayments                                                                 (489)     (18,660)    (212,486)
             Debt issuance costs                                                             (101)        (388)      (8,140)
             Purchase of treasury stock                                                        --           --      (16,726)
             Purchase of preferred stock                                                       --           --       (8,845)
             Investment by minority interest                                                   --          800           --
             Dividends paid on redeemable preferred stock                                      --           --       (2,697)
             Dividends paid to minority interest                                             (200)        (100)      (1,786)
             Exercise of stock options                                                         --           --        1,680
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                           10,265          265     (113,871)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                 (7,034)      27,020      (19,814)
             Cash and short-term investments, beginning of year                            34,193        7,173       26,987
---------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                            $  27,159    $  34,193    $   7,173
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

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

The Corporation sold its real estate operations in May 1999, as discussed in Note B, and has presented its real estate segment as a discontinued operation in the accompanying financial statements. For comparative purposes, the statements of operations, for all periods presented, have been restated to reflect the income from real estate operations in "Gain (loss) from discontinued operations, net of taxes". The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued operations held for sale". This restatement, however, does not change the Corporation's net loss or loss per share.

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments having a maturity of three months or less at the time of purchase and are recorded at cost. These temporary cash investments may subject the Corporation to a concentration of credit risk. To lessen this risk, the Corporation placed substantially all of its temporary cash investments with major financial institutions and diversified money market mutual funds. Use of approximately $0.3 million of cash included in "Other current assets" at March 31, 1998 was restricted in connection with certain real estate loans (see
Note H).

INVESTMENTS: The Corporation's investments in debt securities, and in equity securities that have a readily determinable fair value, are classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at its acquisition date and is reviewed periodically. Unrealized gains or losses result from the difference in the fair market value and the cost of securities. For securities classified as available for sale, unrealized gains or losses are shown as a component of the stockholders' deficit. For trading securities, the unrealized gains or losses are reported in the results of operations as other income (expense). The Corporation periodically reviews its investments where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in other income (expense) as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Note F.

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


Property and equipment consisted of the following (in thousands of dollars):
                                                                                        March 31,
                                                                                    1999          1998
          ------------------------------------------------------------------------------------------------
          Land                                                                    $     -       $ 5,631
          Buildings and building improvements                                           -        10,677
          Leasehold improvements                                                       15            61
          Equipment and furniture                                                     199           697
          Construction in progress                                                      -         3,591
          ------------------------------------------------------------------------------------------------
                                                                                  $   214       $20,657
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

EARNINGS (LOSS) PER SHARE: The amounts used in the calculation of earnings per share from continuing operations were as follows (amounts in thousands, except per share amounts):

                                                                                     For the years ended March 31,
                                                                                1999             1998             1997
--------------------------------------------------------------------------------------------------------------------------
 Loss from continuing operations                                           $  (6,571)       $ (81,771)       $ (19,413)
 Deduct dividends on preferred shares                                         28,178           25,604           19,081
--------------------------------------------------------------------------------------------------------------------------
 Loss from continuing operations applicable to common
     stockholders for BASIC earnings per share                               (34,749)        (107,375)         (38,494)
 Effect of dilutive securities:
     Dividends on convertible preferred shares, unless anti-dilutive               -                -                -
--------------------------------------------------------------------------------------------------------------------------
 Loss from continuing operations applicable to common
     stockholders for DILUTED earnings per share                           $ (34,749)       $(107,375)       $ (38,494)
--------------------------------------------------------------------------------------------------------------------------

 Shares
 Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share                              13,102           13,806           14,931
 Conversion of preferred stock, unless anti-dilutive                               -                -                -
 Outstanding options, unless anti-dilutive                                         -                -                -
--------------------------------------------------------------------------------------------------------------------------
 Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share                            13,102           13,806           14,931
--------------------------------------------------------------------------------------------------------------------------

 Loss from continuing operations
     Basic                                                                 $   (2.65)       $   (7.78)       $   (2.58)
     Diluted                                                               $   (2.65)       $   (7.78)       $   (2.58)
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

NOTE B - ACQUISITIONS AND DISPOSITIONS

FOXMEYER CORPORATION

In fiscal 1997, the Board of Directors of the Corporation approved a plan to divest its drug distribution subsidiary, FoxMeyer Drug Company ("FoxMeyer Drug"), the primary operating unit of the Corporation. The subsidiary and its parent, FoxMeyer Corporation ("FoxMeyer"), were treated as a discontinued operation as of the measurement date of June 30, 1996. The Corporation recognized a loss from discontinued operations of FoxMeyer of $17.5 million, net of taxes, for the three months ended June 30, 1996. In addition, the Corporation recognized a loss of $254.5 million from the write-off of its investment in FoxMeyer. Revenues included in results of discontinued operations were $1.4 billion for the three months ended June 30, 1996. The loss from discontinued operations was net of applicable income tax benefit of $4.6 million in 1997.

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

Certain subsidiaries of the Corporation (collectively, "Development") are controlling partners in various limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. While all of these subsidiaries have not been sold, all the investments held by these subsidiaries were sold on May 27, 1999. See Note S for a discussion of the sale of Development's interest in real estate properties. The condensed balance sheet for the real estate segment at March 31, 1999 was as follows:

   Current assets              $  1,550
   Property,   plant    and      30,152
   equipment
   Other assets                   1,513
------------------------------------------
   Total assets                $ 33,215
   Current liabilities         $  1,895
   Long-term debt and minority   25,768
    interest                   --------

   Net Assets held for sale    $  5,552
                               ========
---------------------------------------------------------------------------------------------

During fiscal 1997, Development sold its ownership interst in certain real estate limited partnerships for $9.9 million. The transactions resulted in a gain of approximately $6.0 million.

On June 5, 1997, one of the partnerships acquired the remaining 65.5% of certain improved real property not already owned by the partnership for approximately $7.4 million, net of cash acquired in the acquistition. The partnership accounted for the acquisition using the purchase method of accounting. On March 31, 1998, the Corporation sold its 50% interest in the partnership for $1.8 million, including $0.4 million in cash and a $1.4 million short-term note receivable, resulting in a gain of $0.7 million.

Revenues for the real estate segment for the last three fiscal years were $10.5 million for 1999, $12.2 million for 1998 and $12.5 million for 1997.
The amounts shown in gain (loss) from discontinued operations are net of taxes of $0.0 million in 1999, $0.1 million in 1998 and $0.0 million in 1997.

BEN FRANKLIN RETAIL STORES, INC.

As a result of bankruptcy filing on July 26, 1996, by Ben Franklin Retail Stores, Inc. ("Ben Franklin"), the Corporation wrote off the book value of its 17.4% investment in Ben Franklin of approximately $2.0 million at June 30, 1996. Ben Franklin's assets were subsequently liquidated under Chapter 7 of the Bankruptcy Code.

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


NOTE D - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                             For the years ended March 31,
                                                                             1999          1998         1997
----------------------------------------------------------------------------------------------------------------
 Interest paid                                                             $ 1,590         $3,179     $ 18,738
 Income taxes paid                                                              36             40           34
 Non-cash transactions:
   Note received as part of National Steel Corporation settlement                -          9,442            -
   Notes received on sale of other investments                                   -          1,350        2,315
   Payment of dividends in kind on Series A Preferred Stock                      -              -        4,354
   Cumulative dividends accrued but not paid                                25,268         23,101       10,806
================================================================================================================


The following supplemental information is provided for other long-term assets and other long-term liabilities (in thousands of dollars):

                                                                                          March 31,
                                                                                     1999             1998
----------------------------------------------------------------------------------------------------------------
 Other assets:
   Prepaid pension cost                                                          $ 10,900          $ 9,440
   Securities available for sale                                                   12,134            7,212
   Other investments, at cost                                                       1,438            6,028
   Other                                                                            1,340            2,306
----------------------------------------------------------------------------------------------------------------
     Total                                                                       $ 25,812         $ 24,986
================================================================================================================

 Other long-term liabilities:
   Pension and postretirement benefits                                           $  4,902         $  5,290
   Environmental liabilities                                                        1,357            1,417
   Liabilities related to discontinued operations                                   3,486            4,334
   Other                                                                            2,210            2,361
----------------------------------------------------------------------------------------------------------------
     Total                                                                       $ 11,955         $ 13,402
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


In 1999, other expense consisted of a loss of $1.8 million related to a $3.4 million reduction in the carrying value of certain of the Corporation's investments, including a $1.8 million reduction in the carrying value of Imagyn Medical Technologies, Inc. ("Imagyn"), partially offset by $1.6 million in gains primarily from recoveries on investments which had been written-off in prior years and a royalty payment from a property sold in the prior fiscal year. In 1998, other expense consisted of a loss of $12.9 million during the year from the adjustment in the carrying value of Imagyn to its market value, partially offset by $0.6 million in gains primarily from the sale of other investments. In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada, partially offset by the write-down of the Corporation's investment in Phar-Mor of $13.4 million, the write-off of the investment in Ben Franklin of $2.0 million and $6.7 million in other losses primarily from marketable securities (including $4.8 million in losses related to Imagyn).

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

NOTE H - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                                                                     March 31,
                                                                               1999            1998
         ---------------------------------------------------------------------------------------------
          Trustee note                                                      $  9,001       $  8,322
          Development notes with various maturities                                0         15,093
         ---------------------------------------------------------------------------------------------
                                                                               9,001         23,415
          Long-term debt due within one year                                       0            492
         ---------------------------------------------------------------------------------------------
          Long-term debt                                                     $ 9,001       $ 22,923
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

The limited partnerships controlled by Development, and included in the consolidated financial statements for fiscal 1999 as discontinued operations, have incurred $25.7 million in indebtedness in connection with the acquisition of real estate (the "Development Notes"). The Development Notes were shown net of the assets of these real estate partnerships in the consolidated balance sheet at March 31, 1999 in the caption "Net assets of discontinued operations held for sale". The Development Notes generally require (i) monthly payments of principal and interest and (ii) that a percentage of revenues be escrowed which may later be used to reimburse the partnership for capital expenditures or maintenance of the property. The indebtedness is typically non-recourse and secured by the underlying assets; however, certain Development Notes may also be guaranteed by entities related to the minority partners, or Development subsidiaries. The Development Notes, with maturities ranging from 2000 to 2022, bear interest at fixed rates from 9.25% to 10.19% except for a construction loan which bears interest at 1.75% over LIBOR with a term up to January 2000. One of the Development Notes has a balloon payment of $6.3 million in 2004. The Development Notes also limit the amount of dividends or other distributions to the partners. These notes were either repaid, transferred to or assumed by the other partners, or their affiliates, in May 1999 as part of a sale of these properties (see Note S).

One of Development's limited partnerships entered into a interest rate swap agreement as a hedge against the variable rate construction loan. This swap was transferred with the debt in the partnership as part of the sale of this property (see Note S).

Maturity and approximate sinking fund requirements on all long-term debt of the Corporation by fiscal year are as follows: $9.0 million in 2001.

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

                                                                       1999           1998           1997
   ----------------------------------------------------------------------------------------------------------
    As reported
       Loss from continuing operations                              $(6,571)     $ (81,771)     $ (19,413)
       Net loss                                                      (6,587)       (77,500)      (279,356)
    Pro forma
       Loss from continuing operations                              $(7,258)     $ (82,964)     $ (19,175)
       Net loss                                                      (7,274)       (78,693)      (279,118)
   ----------------------------------------------------------------------------------------------------------
    As reported for both basic and diluted earnings per share
       Loss per share from continuing operations                    $ (2.65)     $   (7.78)     $   (2.58)
       Net loss per share                                             (2.65)         (7.47)        (19.99)
    Pro forma for both basic and diluted earnings per share
       Loss per share from continuing operations                    $ (2.71)     $   (7.86)     $   (2.56)
       Net loss per share                                             (2.71)         (7.55)        (19.97)
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

NOTE M - INCOME TAXES

The provision for income taxes consisted of the following for the three years ended March 31, 1999 (in thousands of dollars):

                                 For the years ended March 31,
                                1999         1998           1997
    ---------------------------------------------------------------
     Federal
        Current                 $  -       $   (40)       $     -
        Deferred                   -             -         24,557
     State
        Current                    -             -              3
        Deferred                   -             -          5,279
    ---------------------------------------------------------------
     Income tax provision       $  -       $   (40)       $29,839
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

The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes and minority interest were as follows (in thousands of dollars):

                                                            For the years ended March 31,
                                                          1999          1998            1997
-----------------------------------------------------------------------------------------------
Statutory rate applied to pre-tax income (loss)        $(2,300)       $(28,630)       $  2,683
Change in deferred tax asset valuation allowance         3,112          (6,621)         26,702
Corporate dividend-received deduction                      (44)         (1,520)         (1,976)
State income taxes (net of federal tax effect)               -               -           3,433
Weirton interest expense                                     -               -          (1,063)
Capital losses                                               -            (296)        (11,726)
NSC Settlement                                               -          20,995               -
FoxMeyer bankruptcy settlement                               -          11,652               -
Market adjustments to investments                        1,185           4,528           7,569
Equity in affiliates                                      (548)          1,168           1,820
Other items                                             (1,405)         (1,316)          2,397
-----------------------------------------------------------------------------------------------
Total tax provision                                    $      -       $    (40)        $ 29,839
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


The carrying amounts of cash and short-term investments, accounts and notes receivable, accounts payable and other accrued liabilities were reasonable estimates of their fair value. The carrying value of net assets of discontinued operations held for sale is less than its market value of $12.0 million
(see Note S).

The carrying value of long-term debt was $9.0 million and $23.4 million at March 31, 1999 and 1998, respectively, while the estimated fair value was $8.6 million and $23.4 million, respectively, based upon interest rates available to the Corporation for issuance of similar debt with similar terms and remaining maturities.

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

NOTE P - SEGMENT INFORMATION

The Corporation currently operates in only one segment as defined under SFAS No. 131 which consists of owning interests in other corporations and partnerships. Management reviews the results of each of its investments in other entities, reviews new investment opportunities and allocates resources to these or new investments based on this review and the Corporation's current financial situation.

The Corporation has no foreign source revenues. Interest and dividend income and other income are derived principally from investments the Corporation has made. Revenues from services are for consulting services provided to a company in which the Corporation has invested.

NOTE Q - QUARTERLY DATA (UNAUDITED)

     The following is a quarterly tabulation of the results of continuing operations for the two years ended March 31, 1999 (in thousands of dollars, except per share amounts). The table presents the information as originally reported and as restated to reflect the real estate segment as a discontinued operation for fiscal years 1999 and 1998, as explained in Note T, and the change in the number of shares outstanding for fiscal 1999, as explained below.

                                                                              Quarter
---------------------------------------------------------------------------------------------------------
                                                             First      Second       Third       Fourth
---------------------------------------------------------------------------------------------------------
1999:
Revenues
  As restated                                              $      0    $     0     $      0     $     0
  As previously reported                                      2,576      2,353        2,615       2,965
Operating loss
  As restated                                                (1,991)    (1,969)      (1,747)     (1,619)
  As previously reported                                     (1,199)    (1,535)      (1,594)     (1,445)
Loss from continuing operations before National
Steel Corporation, equity in income of affiliates,
income tax provision and minority interest
  As restated                                                (3,293)    (2,292)      (1,594)       (662)
  As previously reported                                     (2,751)    (2,119)      (1,908)     (1,013)
Loss from continuing operations
  As restated                                                (3,036)    (2,899)        (304)       (332)
  As previously reported                                     (2,582)    (2,784)        (638)       (583)
Net loss
  As restated                                                (2,582)    (2,784)        (638)       (583)
  As previously reported                                     (2,582)    (2,784)        (638)       (583)
Loss per common share from continuing
  operations after preferred stock dividends:
  Basic and Diluted, as restated                              (0.73)     (0.76)       (0.57)      (0.59)
  Basic and Diluted, as previously reported                   (0.68)     (0.71)       (0.56)      (0.61)
Net loss per common share
  Basic and Diluted, as restated                              (0.70)     (0.75)       (0.60)      (0.61)
  Basic and Diluted, as previously reported                   (0.68)     (0.71)       (0.56)      (0.61)
---------------------------------------------------------------------------------------------------------
1998:
Revenues
  As restated                                               $     0    $     0     $      0     $     0
  As previously reported                                      3,163      3,660        2,974       2,431
Operating loss
  As restated                                               (34,519)       276        3,726      19,084
  As previously reported                                    (33,472)       850        3,777      19,267
Income (loss) from continuing operations before
National Steel Corporation, equity in income of
affiliates, income tax provision and minority interest
  As restated                                               (39,780)      (880)      (2,029)     17,567
  As previously reported                                    (39,223)      (872)      (2,534)     18,190
Income (loss) from continuing operations
  As restated                                               (37,399)    (1,530)     (58,602)     15,760
  As previously reported                                    (36,946)    (1,585)     (59,176)     16,488
Net loss
  As restated                                               (36,946)    (1,585)     (55,457)     16,488
  As previously reported                                    (36,946)    (1,585)     (55,457)     16,488
Earnings (loss) per common share from continuing
  operations after preferred stock dividends:
  Basic, as restated                                          (3.16)     (0.57)       (4.71)       0.66
  Basic, as previously reported                               (3.12)     (0.57)       (4.76)       0.71
  Diluted,, as restated                                       (3.16)     (0.57)       (4.71)       0.61
  Diluted, as previously reported                             (3.12)     (0.57)       (4.76)       0.66
Net loss per common share
  Basic, as restated                                          (3.12)     (0.57)       (4.49)       0.71
  Basic, as previously reported                               (3.12)     (0.57)       (4.49)       0.71
  Diluted, as restated                                        (3.12)     (0.57)       (4.49)       0.66
  Diluted, as previously reported                             (3.12)     (0.57)       (4.49)       0.66
---------------------------------------------------------------------------------------------------------

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

NOTE R - GOING CONCERN

During the year ended March 31, 1998, the Corporation had significant success in resolving a number of matters which threatened its existence including:
(i) a significant reduction in operating cash outflows; (ii) the settlement with the FoxMeyer Trustee of certain claims against the Corporation and the release of the Corporation's assets from a temporary restraining order and injunction; (iii) the restoration of the Corporation's liquidity and the elimination of substantial healthcare, environmental and other liabilities through an aggressively negotiated settlement of the Corporation's preferred stock investment in NSC; and (iv) the elimination of certain other material benefit obligations owed by the Corporation or its subsidiaries. Nevertheless, the Corporation will likely continue to report operating losses, which together with a continuing common stockholders' deficiency and various pending claims and litigation as described in Note N, raise substantial doubt as to the Corporation's ability to continue as a going concern.

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

As part of this plan to overcome the remaining issues, the Corporation made several investments in fiscal 1999. These include investments in RAS Holding Corp. ("RAS"), Chemlink and HPD Holdings Corp. ("HPD"). Details concerning these investments follow. The Corporation also decided to sell its real estate holdings (see Note S).

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

NOTE S - SUBSEQUENT EVENTS

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

Assuming each of the preferred stockholders elects to receive the cash, note and warrant option in the proposed merger, the Corporation will be required to pay approximately $15.3 million in cash and issue warrants to purchase approximately 2,750,000 shares of the Class A common stock. Funding will be required to issue approximately $34.0 million principal amount of the 6.75% notes. Under one of the agreements discussed below, stockholders who represent approximately 50% of the convertible preferred and 55.3% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

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

On May 12, 1999, the Corporation announced that it had entered into an agreement to sell its interests in its three remaining real estate developments. On May 27, 1999, one property was sold to a third party and the Corporation's interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. The Corporation received $11.4 million in cash and a one-year, $0.6 million secured note. The note is secured by the Corporation's former interests in the two partnerships that were sold to its partners or their affiliates. As a result of these transactions, the Corporation will recognize a gain on disposal of discontinued operations in fiscal 2000 of approximately $6.2 million ($5.6 million net of taxes). The real estate segment has been treated as a discontinued operation in these financial statements (see Note T).

NOTE T-RESTATEMENT

     Subsequent to the issuance of the Corporation's fiscal 1999 financial statements and the filing of its fiscal 1999 Form 10-K with the Securities and Exchange Commission, management determined that it should restate its fiscal 1999 financial statements and related disclosures to reflect its real estate segment as a discontinued operation. The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued oeprations held for sale". This restatement does not change the Corporation's net loss or loss per share.

     A summary of the significant effects of the restatement is as follows:


For the year ended March 31, 1999:                      As Previously Reported                  As Restated
-----------------------------------------------------------------------------------------------------------------
Revenues                                                      $  10,509                         $       0
Loss from continuing operations before National Steel
  Corporation, equity in income of affiliates, income
    tax provision and minority interest                          (7,791)                           (7,841)
Loss from continuing operations                                  (6,587)                           (6,571)
Discontinued operations                                               -                               (16)
Net loss                                                         (6,587)                           (6,587)
Preferred stock dividends                                        28,178                            28,178
Net loss applicable to common stockholders                    $ (34,765)                        $ (34,765)
Basic and diluted loss per share:
  Loss from continuing operations                             $   (2.65)                        $   (2.65)
  Loss per share                                              $   (2.65)                        $   (2.65)
-----------------------------------------------------------------------------------------------------------------
At March 31, 1999:                                      As Previously Reported                  As Restated
-----------------------------------------------------------------------------------------------------------------
Current assets                                                $  32,583                         $  36,585
Property and equipment                                           30,274                               122
Other assets                                                     27,325                            25,812
Total assets                                                    117,220                            89,557
Current liabilities                                               5,260                             3,365
Long-term debt                                                   34,268                             9,001
Other long-term liabilities                                      12,046                            11,955
Redeemable preferred stock                                      243,169                           243,169
Stockholders' deficit                                         $(177,933)                        $(177,933)
-----------------------------------------------------------------------------------------------------------------

     In order to present comparative information for all periods in the statements of operations, the results for the two years ended March 31, 1998 and 1997 were also restated to reflect the real estate segment as a discontinued operation.

For the year ended March 31, 1998:                      As Previously Reported                 As Restated
-----------------------------------------------------------------------------------------------------------------
Revenues                                                      $  12,228                         $       0
Loss from continuing operations before National
  Steel Corporation, equity in income of affiliates,
    income tax provision and minority interest                  (24,439)                          (25,122)
Loss from continuing operations                                 (81,219)                          (81,771)
Discontinued operations                                           3,719                             4,271
Net loss                                                        (77,500)                          (77,500)
Preferred stock dividends                                        25,604                            25,604
Net loss applicable to common stockholders                    $(103,104)                        $(103,104)
Basic and diluted loss per share:
Loss from continuing operations                               $   (7.74)                        $   (7.78)
Income from discontinued operations                                 .27                               .31
Loss per share                                                $   (7.47)                        $   (7.47)
-----------------------------------------------------------------------------------------------------------------
For the year ended March 31, 1997:                      As Previously Reported                 As Restated
-----------------------------------------------------------------------------------------------------------------
Revenues                                                      $  12,463                         $       0
Income from continuing operations before National
  Steel Corporation, equity in income of affiliates,
    income tax provision and minority interest                   12,099                            (3,705)
Loss from continuing operations                                 (12,244)                          (19,413)
Discontinued operations                                        (267,112)                         (259,943)
Net loss                                                       (279,356)                         (279,356)
Preferred stock dividends                                        19,081                            19,081
Net loss applicable to common stockholders                    $(298,437)                        $(298,437)
Basic and diluted loss per share:
  Loss from continuing operations                             $   (2.10)                        $   (2.58)
  Loss from discontinued operations                              (17.89)                           (17.41)
  Loss per share                                              $  (19.99)                        $  (19.99)
-----------------------------------------------------------------------------------------------------------------

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

MELVYN J. ESTRIN, age 57, has served as a director of the Corporation since 1990. Mr. Estrin has also served as Co-Chairman of the Board of the Corporation since March 1991 and was appointed Co-Chief Executive Officer of the Corporation in October 1991. He also serves as Co-Chairman of the Board and Co-Chief Executive Officer of Phar-Mor; as managing partner of Centaur Partners, L.P., an investment partnership; and has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983. Mr. Estrin presently serves as a director and a member of the Executive Committee of GrandBanc, as a director of Washington Gas Light Company and, in connection with investments by the Corporation and its subsidiaries, as a director of Carson, RAS, Caring, and HPD, and as a member of the Board of Managers of Chemlink. Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George Bush to serve as Commissioner of the National Capital Planning Commission. Mr. Estrin also served as Co-Chairman of the Board of FoxMeyer since March 1991 and was Co-Chief Executive Officer of FoxMeyer from May 1993 to November 1996, and also served as Co-Chairman of the Board of Ben Franklin from November 1991 until March 1997. FoxMeyer, FoxMeyer Drug and Ben Franklin each filed for relief under the Bankruptcy Code in 1996.

HYMAN H. FRANKEL, PH.D., age 79, has served as a director of the Corporation since February 1997. Dr. Frankel holds a Ph.D. in Sociology, and has served as a consultant to the Corporation since 1992. See "COMPENSATION OF DIRECTORS" below. He has served as President and a director of Human Service Group, Inc., a private management and investment firm, and was also a founder and has served as an executive officer and a director of University Research Co, LLC since 1965. Both of these companies are controlled by Mr. Estrin. Dr. Frankel has also served as Chairman of the Board of The Center for Human Service, Inc., a non-profit health and education research organization, and as Vice President and a director of American Health Services, an operator of general and psychiatric hospitals and nursing homes. Dr. Frankel has held teaching and research positions in social sciences at a number of universities throughout the United States during the past 35 years, and has served in various capacities in connection with a number of government commissions and other programs.

FRED S. KATZ, age 61, has served as a director of the Corporation since February 1997. Mr. Katz is President of First Taconic Capital Corporation ("First Taconic"), a private merchant banking and consulting firm, since 1996. Mr. Katz has also served as a Managing Director of Whale Securities, L.P., a registered broker-dealer and member of the National Association of Securities Dealers, Inc., from June 1991 to December 1996, and as Chairman of the Board of Cyclone, a former business unit of USX Corporation, since 1994. Mr. Katz is also a director of UNSI Corporation ("UNSI"). In 1994 and 1995, a subsidiary of the Corporation, M & A Investments, Inc. ("M&A"), invested in UNSI and Cyclone. See "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" below. Mr. Katz has over 30 years of diversified investment and merchant banking experience specializing in investments in emerging growth companies and industries through private placements or public offerings of securities.

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

JOHN G. MURRAY, age 45, has served as Vice President - Finance of the Corporation since July 1997. Prior thereto, he was a consultant to the Corporation from July 1996 to July 1997 and served as Vice President and Assistant Treasurer of the Corporation from April 1996 to July 1996 and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996. He also served as Vice President and Assistant Treasurer of FoxMeyer and FoxMeyer Drug from April 1996 to November 1996, and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996. Mr. Murray was Senior Vice President and Treasurer of Phoenix Ventures, Inc., a venture capital firm, from April 1989 to August 1993.

GRADY E. SCHLEIER, age 47, has served as Vice President and Treasurer since November 1995. Effective as of June 28, 1999, Mr. Schleier will also be Chief Financial Officer of the Corporation. Effective as of September 1, 1999, Mr. Schleier's title was changed to Senior Vice President, Chief Financial Officer and Treasurer of the Corporation. He also served as Vice President and Treasurer of FoxMeyer and FoxMeyer Drug from November 1995 to November 1996 and, prior thereto, as Director of Project Finance since June 1993. He also served as Treasurer of FoxMeyer Canada Inc., a former subsidiary of the Corporation, until October 1996. Mr. Schleier was the Chief Financial Officer and a director of American EnviroTech, Inc., a hazardous waste management company, from February 1988 to September 1992.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the three fiscal years ended March 31, 1999 received by the corporation's Co-Chief Executive Officers and the next three most highly compensated executive officers of the Corporation for fiscal 1999:

                                                                                                Long-Term
                                                   Annual Compensation (A)                     Compensation
                                ------------------------------------------------------------------------------------
                                                                                          Awards          Payouts
                                                                                    --------------------------------
                                                                          Other         Securities
                                                                         Annual         Underlying         LTIP          All Other
      Name and Principal         Fiscal                    Bonus        Compensa-        Options/        Payouts         Compensa-
          Position               Year      Salary($)        ($)          tion($)          SARs(#)          ($)          tion($) (B)
------------------------------------------------------------------------------------------------------------------------------------
Abbey J. Butler (C)               1999      933,339       305,653          - -            220,000           0            125,830
Co-Chairman of the                1998      686,317       953,900          - -            810,000        451,404         143,542
Board and Co-Chief                1997      649,765          0             - -            994,640           0             17,773
Executive Officer

Melvyn J. Estrin (C)              1999      933,339       305,653          - -            220,000           0            172,392
Co-Chairman of the                1998      686,317       953,900          - -            810,000        451,404         111,242
Board and Co-Chief                1997      649,765          0             - -            994,640           0              7,274
Executive Officer

Edward L. Massman (D)             1999      300,000       100,000          - -               0              0              6,170
Former Senior Vice President      1998      237,500       600,000          - -            400,000        341,973           7,410
and Chief Financial Officer       1997      203,364       500,000          - -             52,000           0              4,184

Robert H. Stone (E)               1999      200,000          0             - -               0              0              5,741
Vice President, General           1998      158,333       300,000          - -            100,000        177,826           6,728
Counsel and Secretary             1997      129,200        80,400          - -             21,834           0              2,360

Grady E. Schleier (F)             1999      200,000          0             - -               0              0              5,643
Senior Vice President, Chief      1998      158,333       200,000          - -            100,000        177,826           6,784
Financial Officer and             1997      153,168        82,500          - -             20,000           0              3,199
Treasurer


(A) The amounts listed under fiscal 1999 consist of compensation paid by the Corporation during fiscal 1999 and compensation paid by Phar-Mor during its fiscal year ended July 3, 1999. The amounts listed under fiscal 1998 consist of compensation paid by the Corporation during fiscal 1998 and paid by Phar-Mor during its fiscal year ended June 27, 1998. No amounts are provided under the column entitled "Other Annual Compensation" because the aggregate amount of perquisites and personal benefits did not exceed the lesser of $50,000 or 10 percent of such executive officer's total salary and bonus for the fiscal year.

(B) In fiscal 1999, All Other Compensation consisted of for Mr. Butler (i) $7,094 for company-paid split-dollar life insurance, (ii) $1,656 for company-paid term life insurance, (iii) $4,905 in company matching contributions to its Employees' Savings and Profit Sharing Plan (the "401(k) Plan"), (iv) $101,372 for Phar-Mor-paid insurance premiums, and (v) $10,803 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Estrin (i) $6,435 for company-paid split-dollar life insurance, (ii) $1,656 for company-paid term life insurance, (iii) $153,498 for Phar-Mor-paid insurance premiums, and (iv) $10,803 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Massman (i) $4,928 in company matching contributions to the 401(k) Plan and (ii) $1,242 for company-paid term life insurance; for Mr. Stone (i) $4,913 in company matching contributions to the 401(k) Plan and (ii) $828 for company-paid term life insurance; and for Mr. Schleier (i) $4,856 in company matching contributions to the 401(k) Plan and (ii) $787 for company-paid term life insurance. In fiscal 1998, All Other Compensation consisted of for Mr. Butler
(i) $17,897 for company-paid split-dollar life insurance, (ii) $1,268 for company-paid term life insurance, (iii) $7,586 in company matching contributions to the 401(k) Plan, (iv) $111,691 in Phar-Mor-paid insurance premiums, and (v) $5,100 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Estrin (i) $5,796 for company-paid split-dollar life insurance, (ii) $1,268 for company-paid term life insurance,
(iii) $99,078 in Phar-Mor-paid insurance premiums, and (iv) $5,100 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Massman (i) $6,553 in company matching contributions to the 401(k) Plan and (ii) $857 for company-paid term life insurance; for Mr. Stone (i) $6,163 in company matching contributions to the 401(k) Plan and (ii) $565 for company-paid term life insurance; and for Mr. Schleier (i) $6,192 in company matching contributions to the 401(k) Plan and (ii) $592 for company-paid term life insurance. In fiscal 1997, All Other Compensation consisted of for Mr. Butler (i) $13,619 for Company-paid split dollar life insurance and (ii) $4,154 in Company matching contributions to FoxMeyer's 401(k) plan; for Mr. Estrin, (i) $3,120 for Company-paid split-dollar life insurance and (ii) $4,154 in Company matching contributions by FoxMeyer to its 401(k) plan through November 1996; and for Messrs. Massman, Stone and Schleier, matching contributions by FoxMeyer to its 401 (k) plan through November 1996. The de minimis amounts of FoxMeyer paid term life insurance during fiscal 1997 are not readily available to the Corporation and are not included in the table.

(C) In fiscal 1999, the Corporation paid Mr. Butler and Mr. Estrin each $475,000 in salary and Phar-Mor paid each of them $458,939 in salary and a $305,653 bonus and granted each of them options to purchase 220,000 shares of Phar-Mor common stock. In fiscal 1998, the Corporation paid Mr. Butler and Mr. Estrin each $370,833 in salary, a $750,000 bonus and a $451,404 LTIP payout and granted each of them options to purchase 400,000 of the Corporation's common stock and Phar-Mor paid each of them $315,484 in salary and a $203,900 bonus and granted each of them options to purchase 410,000 shares of Phar-Mor common stock.

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

In addition, Mr. Butler and Mr. Estrin have each received compensation for serving as outside directors of the following companies in which the Corporation owns an interest. In fiscal 1999,(i) Carson awarded Mr. Butler 22,125 shares and Mr. Estrin 10,125 shares of restricted stock and granted each of them options to purchase 5,000 shares of common stock and (ii) Caring granted Mr. Estrin options to purchase 20,000 shares of common stock. In fiscal 1998, (i) Phar-Mor paid each of Mr. Butler and Mr. Estrin $12,500 as his pro rata portion of annual director fees, plus per meeting fees, and granted each of them options to purchase 10,000 shares of common stock and credited each with 7,703 shares of common stock under its Phantom Stock Plan,
(ii) Imagyn paid each of Mr. Butler and Mr. Estrin $21,000 in director fees and granted each of them options to purchase 7,500 shares of common stock,
(iii) Carson awarded each of Mr. Butler and Mr. Estrin 2,710 shares of restricted stock and options to purchase 5,000 shares of common stock and
(iv) Caring granted Mr. Estrin options to purchase 10,000 shares of common stock. In fiscal 1997, (i) Phar-Mor paid each of Mr. Butler and Mr. Estrin $25,000 in annual director fees, plus per meeting fees, and granted each of them options to purchase 5,000 shares of common stock and credited each with 4,050 shares of common stock under its Phantom Stock Plan, (ii) Imagyn paid each of Mr. Butler and Mr. Estrin $11,000 and $10,000 in director fees, respectively, and granted each of them options to purchase 7,500 shares of common stock, and (iii) Carson granted each of Mr. Butler and Mr. Estrin options to purchase 1,500 shares of common stock. In addition, Mr. Butler served as an outside director of CST Entertainment, Inc. ("CST") during fiscal 1997, and the Corporation has been unable to obtain any information from CST regarding director fees because it liquidated its assets and filed for relief under Chapter 7 of the Bankruptcy Code during fiscal 1997.

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

    AGGREGATE OPTIONS/SAR EXERCISES IN FISCAL 1999 BY EXECUTIVE OFFICERS AND
                       FISCAL YEAR-END OPTION/SAR VALUES

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


Grady E. Schleier, the Senior Vice President, Chief Financial Officer and Treasurer of the Corporation, has an employment agreement with the Corporation dated as of November 12, 1996, as amended by amendments effective as of February 1, 1998 and September 1, 1999. Under the agreement, which expires on January 31, 2002, Mr. Schleier's minimum annual base salary is $250,000, and he is also entitled to participate in the benefits generally available to senior executives of the Corporation. If Mr. Schleier's employment with the Corporation is terminated "Without Cause" (as such term is defined in the agreement), he would be entitled to receive, at his option
(i) a single lump sum severance payment equal to the amount of total compensation that would otherwise have been paid during the forthcoming twelve months or (ii) monthly severance payments for a period of twenty-four months. In addition, under the agreement, in 1996 the Corporation paid Mr. Schleier $75,000 in respect of his agreement to be employed by the Corporation and thereby forego additional compensation and severance benefits to which he was entitled under his Employment Agreement with FoxMeyer, which had been assumed by McKesson.

Robert H. Stone, the Vice President, General Counsel and Secretary of the Corporation and John G. Murray, the Vice President - Finance of the Corporation, each has an employment agreement with the Corporation that is substantively identical to the employment agreement described above between the Corporation and Mr. Schleier, except that the minimum annual base salary for Mr. Stone and Mr. Murray is $230,000.

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

PHAR-MOR.

Mr. Butler and Mr. Estrin each has an employment agreement with Phar-Mor. The agreements are each for a rolling three-year term commencing on October 1, 1997 that provide for Messrs. Butler and Estrin to serve as Co-Chief Executive Officers and Co-Chairmen of the Board. The initial annual base salary of each of Messrs. Butler and Estrin is $425,000, subject to annual increases of 8%. For the contract year ending September 30, 2000, the annual base salary of each Messrs. Butler and Estrin is $495,720. The agreements provide for an annual incentive bonus under a company-sponsored bonus plan (if a bonus plan is approved, or otherwise as provided under a separate agreement between Phar-Mor and each of Messrs. Butler and Estrin), if reasonable performance objectives approved by the Board are achieved, with a maximum bonus of 60% and a minimum bonus of 21% of annual base salary, commencing in Phar-Mor's fiscal year provided, however, that if the performance objectives are exceeded, then such bonus will be increased to a level commensurate with the amount of bonuses payable to senior officers of Phar-Mor who are situated similarly to Messrs. Butler and Estrin.

Each of Messrs. Butler and Estrin was also been granted options to purchase 200,000 shares of common stock of Phar-Mor at an exercise price of $6.84375 per share under the Phar-Mor Stock Incentive Plan, which options vest with respect to 33.34% of the underlying shares on the date of grant (October 1, 1997), and with respect to an additional 33.33% on each of the first and second anniversaries of the date of grant. The term of the options is seven years and unless Messrs. Butler and Estrin elect otherwise, to the fullest extent permitted by law and under the plan, such options shall be treated and reported as incentive stock options. Each of Messrs. Butler and Estrin were granted incentive stock options to purchase 200,000 shares of common stock of Phar-Mor at an exercise price of $9.625 per share on June 23, 1998, and 200,000 shares of common stock of Phar-Mor at an exercise price of $4.28125 per share on June 29, 1999, on terms similar to the earlier grants.

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

During fiscal 1999, each of the Corporation's officers and key employees was paid a specified salary pursuant to the terms of his or her employment agreement with the Corporation. All of these employment agreements were executed and/or amended prior to fiscal 1999. Except with respect to a contractual bonus paid to the Corporation's former Senior Vice President and Chief Financial Officer and fiscal 1998 bonuses that were paid in May 1998, the Finance Committee did not approve, and the Corporation did not pay, any bonus to any of the Corporation's officers and key employees for fiscal 1999.

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
New York, New York 10004

Directors and Nominees for Director
(including those who are also Executive
Officers):
----------------------------------------------
Abbey J. Butler (5)                                  2,765,361          15.8%               1,261,306
Melvyn J. Estrin (5)                                 2,769,117          15.8%               1,261,306
Hyman H. Frankel                                        16,000            *                    16,000
Fred S. Katz                                            16,000            *                    16,000
William A. Lemer                                        16,000            *                    16,000
Charles C. Pecarro                                      16,000            *                    16,000
John L. Wineapple                                       21,000            *                    16,000
Ralph DellaCamera, Jr. (6)                                   0           0.0%                       0
Daniel Gropper (6)                                           0           0.0%                       0
Vincent Intrieri (6)                                         0           0.0%                       0
Brian Miller (6)                                             0           0.0%                       0

Named Executive Officers:
----------------------------------------------
Edward L. Massman                                      318,666           1.8%                 318,666
Robert H. Stone                                         88,500            *                    88,500
Grady E. Schleier                                       86,666            *                    86,666

All Directors and Named Executive Officers
as a Group                                           4,609,255          26.3%

Other Holders (7):
----------------------------------------------
BEA Associates
153 East 53rd Street
New York, NY 10022                                     712,000           4.1%                       0

Elliott Associates, L.P. (6) (9)
712 Fifth Ave. 36th Floor
New York, NY 10019                                   1,050,251           6.0%                 216,351



                                               Number of Shares of                    Number of Shares
                                                   Common Stock       Percentage of      That May Be
  Name and Address of Beneficial Owner             Beneficially        Outstanding     Acquired Within
                  (1)                                Owned (2)          Shares (3)      Sixty Days (2)
------------------------------------------------------------------------------------------------------
National Intergroup, Inc. Retirement Program
and Davenport, Inc. Pension Plan                     1,361,500           7.8%                       0

Phar-Mor, Inc. (9)
20 Federal Plaza West
P O Box 400
Youngstown, Ohio 44501                               2,086,200          11.9%                       0
United Equities Commodities Company, et. al. (8) (9)
160 Broadway
New York, NY 10038                                   2,444,003          13.9%                 415,503

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


The Corporation, along with six of its officers and seven additional parties related to or referred by Mr. Butler, Mr. Estrin or Mr. Massman, currently own Series B Preferred Stock of Caring, and Mr. Butler and Mr. Estrin are directors of Caring. In May 1999, the Corporation purchased a $1 million secured promissory note from Caring. Certain other preferred stockholders, including Mr. Butler, subsequently exercised their rights under Caring's Stockholders Agreement to purchase notes on the same terms and conditions as the note purchased by the Corporation. In June 1999, Mr. Massman became the Chief Executive Officer of Caring. In September 1999, the Corporation purchased an additional $150,000 secured promissory note from Caring and, in connection with the purchase, licenses to Caring a portion of the office space leased by the Corporation in Dallas, Texas along with certain personal property, and the Corporation is also a party to a consulting agreement under which it provides certain financial and accounting services to Caring in exchange for a monthly fee.


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


In March 1999, the Corporation and the Subsidiaries entered into a letter agreement (the "Letter Agreement") with Bernstein Co, under which (i) a hotel and related property located in northwest Washington, D.C. (the "Property") owned by one of the Partnerships would be sold and (ii) upon the sale of the Property, Bernstein Co would purchase the Subsidiaries' interests in the other two Partnerships, which own a hotel located in the Scott Circle area of Washington, D.C. and a hotel and an adjoining office building located in Annapolis, Maryland. As contemplated by the Letter Agreement, in May 1999, the Property was sold to a third party and the Subsidiaries sold their interests in the Partnerships and the stock of one of the Subsidiaries to affiliates of Bernstein Co. As a result of these transactions, the Corporation and the remaining Subsidiaries received a total of $12 million, of which $11.4 million was in cash and $600,000 is evidenced by a one year promissory note and a guaranty executed by Bernstein Co and certain of its affiliates, the payment of which is secured by the partnership interests that were sold by the Subsidiaries to affiliates of Bernstein Co. As of May 31, 1999, the Corporation's only remaining investment involving an affiliate of Bernstein Co was a $200,000 investment made in 1995 in one non-real estate joint venture.


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

                                     Avatex Corporation



                             By  /s/ Grady E. Schleier
                             --------------------------------------------
                             Grady E. Schleier
October 8, 1999              Senior Vice President  and Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:



/s/ Abbey J. Butler
--------------------------   Co-Chairman of the Board and
Abbey J. Butler              Co-Chief Executive Officer                         October 8, 1999


/s/ Melvyn J. Estrin         Co-Chairman of the Board and
--------------------------   Co-Chief Executive Officer                         October 8, 1999
Melvyn J. Estrin


/s/ Grady E. Schleier        Senior Vice President and Chief Financial Officer
--------------------------   (Principal Financial and Accounting Officer)       October 8, 1999
Grady E. Schleier

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

The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):

                                                                                               Page No. in
                                                                                                Form 10-K
                                                                                               -----------
  Schedule I - Condensed Financial Information of Registrant                                        74

  Schedule II - Valuation and Qualifying Accounts                                                   79

  Schedule III - Real Estate and Accumulated Depreciation                                           80

  Independent Auditors' Consent                                                                     81

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

Independent Auditors' Report

Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998
Consolidated Statements of Operations for the Fifty-Three Weeks Ended July 3,
 1999, the Fifty-Two Weeks Ended June 27, 1998 and the Fifty-Two Weeks Ended
 June 28, 1997
Consolidated Statements of Changes in Stockholders' Equity for the
 Fifty-Three Weeks Ended July 3, 1999, the Fifty-Two Weeks Ended June 27,
 1998 and the Fifty-Two Weeks Ended June 28, 1997
Consolidated Statements of Cash Flows for the Fifty-Three Weeks Ended July 3,
 1999, the Fifty-Two Weeks Ended June 27, 1998 and the Fifty-Two Weeks Ended
 June 28, 1997
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts
Independent Auditors' Consent                                                                       82

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AVATEX CORPORATION (PARENT COMPANY)
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                        For the years ended March 31,
                                                                                   1999               1998           1997
                                                                                     (As Restated - See Note T to the
(in thousands of dollars)                                                            Consolidated Financial Statements)
--------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS

              Administrative and general expenses                              $  7,817           $  7,317       $  5,792
              Depreciation and amortization                                          43                 41              8
              Unusual items                                                           -             26,096              -
--------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                            (7,860)           (33,454)         (5,800)
              Other income (expense)                                               (248)           (12,310)         24,740
              Interest and dividend income                                        2,024              1,598             788
              Interest expense                                                      768              2,108           3,173
--------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
              CORPORATION, INCOME TAX PROVISION (BENEFIT) AND EQUITY IN
              INCOME (LOSS) OF SUBSIDIARIES AND AFFILIATES                       (6,852)           (46,274)        16,555
NATIONAL STEEL CORPORATION

              National Steel Corporation net preferred dividend income                -              5,854          9,620
              Loss on National Steel Corporation settlement                           -            (59,038)             -
Income tax provision (benefit)                                                        -                (40)        29,863
Equity in income (loss) of subsidiaries and affiliates                              281             17,647        (15,725)
--------------------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                              (6,571)           (81,771)       (19,413)
DISCONTINUED OPERATIONS

              Equity in loss from discontinued operations                           (16)               552        (13,888)
              Equity in gain on disposal of discontinued operations                   -              3,719          8,417
              Loss on disposal of discontinued operations                             -                  -       (254,472)
--------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                         (6,587)           (77,500)      (279,356)
Other comprehensive income (loss), net of tax:
              Foreign currency translation adjustment                                 -                  -             59
              Reclassification adjustment for losses included in net loss             -                  -             21
              Equity in foreign currency translation adjustment                       -                  -            (42)
--------------------------------------------------------------------------------------------------------------------------
                   Net foreign currency translation adjustment                        -                  -             38
--------------------------------------------------------------------------------------------------------------------------
              Unrealized gains (losses) on securities                              (210)                19              -
              Reclassification adjustment for gains included in net loss            (33)                 -              -
              Equity in unrealized gains on securities                              895              1,149             17
--------------------------------------------------------------------------------------------------------------------------
                   Net unrealized gains                                             652              1,168             17
--------------------------------------------------------------------------------------------------------------------------
              Minimum pension liability adjustment                                    -             (6,187)        (8,897)
              Loss on plan termination from National Steel
                  Corporation settlement included in net loss                         -             79,718              -
--------------------------------------------------------------------------------------------------------------------------
                   Net minimum pension liability adjustment                           -             73,531         (8,897)
--------------------------------------------------------------------------------------------------------------------------
                        Total other comprehensive income (loss)                     652             74,699         (8,842)
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                              $(5,935)          $ (2,801)     $(288,198)
--------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       AVATEX CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                                        March 31,
(in thousands of dollars)                                                                          1999          1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and short-term investments                                                            $  26,284     $  32,926
    Receivables, less allowance for possible losses of
    $15 in 1999 and $11 in 1998                                                                    2,526         9,701
    Other current assets                                                                           1,320         3,532
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                              30,130        46,159
INVESTMENT IN SUBSIDIARIES AND AFFILIATES                                                         70,182        68,597
PROPERTY AND EQUIPMENT                                                                               214           196
    Less accumulated depreciation and amortization                                                    92            49
---------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                           122           147

OTHER ASSETS                                                                                      14,588        12,016
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $ 115,022     $ 126,919
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                                           $   1,434     $   1,273
    Other accrued liabilities                                                                      1,236         4,055
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                          2,670         5,328
INTERCOMPANY PAYABLES                                                                             29,528        30,426
LONG-TERM DEBT                                                                                     9,001         8,322
OTHER LONG-TERM LIABILITIES                                                                        8,587         9,749

REDEEMABLE PREFERRED STOCK                                                                       243,169       214,996

STOCKHOLDERS' DEFICIT
    Common stock $5.00 par value; authorized 50,000,000 shares;
      issued: 13,806,487 shares in 1999 and 13,806,375 shares in 1998                             69,032        69,032
    Capital in excess of par value                                                               119,103       119,100
    Accumulated other comprehensive income                                                         1,820         1,168
    Accumulated deficit                                                                         (365,967)     (331,202)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (176,012)     (141,902)
    Less: equity in cost of common stock of the Corporation held by Phar-Mor, Inc.                (1,921)            -
---------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                     (177,933)     (141,902)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    $ 115,022     $ 126,919
---------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       AVATEX CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        For the years ended March 31,
(in thousands of dollars)                                                          1999                1998               1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (6,587)           $(77,500)          $(279,356)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES:
      Net preferred income from National Steel Corporation                             -              (5,854)             (9,620)
      Loss on National Steel Corporation settlement                                    -              59,038                   -
      Equity in loss (income) of subsidiaries and affiliates                        (265)            (21,918)             21,196
      Deferred income tax provision                                                    -                   -              29,863
      Other non-cash charges (credits)                                              (571)             (5,284)              2,018
      Loss (gain) on investments                                                     249              12,313             (26,435)
      Loss on disposal of discontinued operations                                      -                   -             254,472
      Cash provided (used) by working capital items:
         Receivables and other current assets                                      7,593              35,368             (32,139)
         Accounts payable and accrued liabilities                                 (4,119)             (6,762)             (5,827)
      Net intercompany activity with subsidiaries                                   (898)              2,772              51,547
      Other                                                                           52                  39                  19
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (4,546)             (7,788)              5,738
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of affiliates and investments                                      (5,004)            (12,571)                  -
      Sale of affiliates and investments                                           2,926              59,675              37,442
      Purchase of property and equipment                                             (18)                (10)               (186)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  (2,096)             47,094              37,256
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments on revolving credit facilities                                        -                   -             (15,000)
      Proceeds from the issuance of long-term debt                                     -               8,000                   -
      Repayment of long-term debt                                                      -             (14,900)             (5,100)
      Debt issuance costs                                                              -                   -                (178)
      Purchase of treasury stock                                                       -                   -             (16,726)
      Purchase of preferred stock                                                      -                   -              (8,845)
      Dividends paid on redeemable preferred stock                                     -                   -              (2,697)
      Exercise of stock options                                                        -                   -               1,680
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                  -              (6,900)            (46,866)
---------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                        (6,642)             32,406              (3,872)
      Cash and short-term investments, beginning of year                          32,926                 520               4,392
---------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                    $ 26,284            $ 32,926           $     520
---------------------------------------------------------------------------------------------------------------------------------


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

Other income (expense): In 1999, other expense consisted of a loss of a $1.8 million from a reduction in the carrying value of the Parent Company's investment in Imagyn Technologies, Inc. ("Imagyn"). The reduction was almost completely offset by $1.6 million in gains, primarily from recoveries on investments which had been written off in prior years, a royalty payment from a property sold in the prior year and dividends on investments. In 1998, other expense consisted of a loss of $12.9 million from the adjustment during the year in the carrying value of Imagyn to its market value, partially offset by $0.6 million in gains on other investments. In 1997, other income consisted of a gain of $34.0 million on the sale of FoxMeyer Canada Inc. partially offset by the write-off of the Parent Company's investment in Ben Franklin Retail Stores, Inc. of $2.0 million and $7.3 million in other losses (including a $6.2 million trading loss on Imagyn).

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
========================================================================================================

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       AVATEX CORPORATION AND SUBSIDIARIES
                            (in thousands of dollars)



                      COL A                           COL B                      COL C                     COL D            COL E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                          ------------------
                                                                                      Charged to
                                                    Balance at       Charged to          Other                             Balance
                                                    Beginning         Costs and        Accounts-        Deductions-        at End
                   Description                      of Period         Expenses         Describe          Describe        of Period
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended March 31, 1999
  Allowance for possible losses on notes
     and accounts receivable                         $    27            $    15           $   -              $  27 (3)        $  15
                                                                      Year Ended March 31, 1998

  Allowance for possible losses on notes
     and accounts receivable                         $   539            $     9           $   -              $ 521 (2)        $  27


                                                                      Year Ended March 31, 1997

  Allowance for possible losses on notes
     and accounts receivable                         $23,540            $ 3,906 (1)       $   -            $ 26,907 (1)       $ 539
  Reserve for inventory shrinkage                      5,036                  -               -               5,036 (1)           -



Notes:
(1) Principally relates to discontinued operations.
(2) Principally the collection and write-off of receivables retained on the sale of discontinued operations.
(3) As restated, see Note T to the Consolidated Financial Statements.

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
                                                  ================================================================================

Notes:       The real estate segment has been presented as a discontinued
operation in the financial statements (See Note T to the consolidated financial statements).

                          INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8 and No. 33-37531 on Form S-3 of Avatex Corporation of our report dated April 30, 1999, except for Note S which is as of June 18, 1999 and Note T, which is as of October 8, 1999, which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Corporation's ability to continue as a going concern, and an explanatory paragraph regarding the restatement as described in Note T, appearing in this Annual Report on Form 10-K/A of Avatex Corporation for the year ended March 31, 1999.

Deloitte & Touche LLP
Dallas, Texas
October 12, 1999

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8 and in Registration Statement No. 33-37531 on Form S-3 of Avatex Corporation of our report dated September 17, 1999 on the Phar-Mor, Inc. consolidated financial statements for the fiscal year ended July 3, 1999, incorporated by reference in Amendment No. 2 to the Annual Report on Form 10-K/A of Avatex Corporation for the fiscal year ended March 31, 1999.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania

October 12, 1999

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

10-S Form of Indemnification Agreement between the Corporation and certain of its officers and directors. *


10-T     Amended and Restated Agreement and Plan of Merger, dated as of June
         18, 1999, by and between the Corporation and Xetava Corporation. (Filed as Exhibit 2 to the Corporation's Current Report on Form 8-K filed
         June 24, 1999 and incorporated herein by reference.)


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

10-W Separation Agreement between the Corporation and Edward L. Massman effective as of June 28, 1999. *



21       Subsidiaries of the Corporation. *

23       Consent of Independent Auditors is included in the List of Financial
         Statements and Financial Statement Schedules.

27.1     Financial Data Schedule.*

27.2     Financial Data Schedule.*

-------------------

*  Filed herewith