Form 10-Q/A
period 1999-06-30
AVATEX CORP
filed 1999-10-12
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                  Amendment No. 1

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

Number of shares of Common Stock outstanding as of October 1, 1999: 13,806,487 shares before deducting 801,101 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                               EXPLANATORY NOTE

This Amendment on Form 10-Q/A to the Quarterly Report of Avatex Corporation hereby amends, in its entirety, the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999. This Amendment reflects the restatement of our financial statements to report the operations of the Corporation's real estate segment as a discontinued operation. Susequently to the issuance and filing of our first quarter fiscal 2000 financial statements with the Securities and Exchange Commission, we determined that we should restate our first quarter fiscal 2000 financial statements and related disclosures to reflect our real estate segment as a discontinued operation. For comparative purposes, the statements of operations for all periods presented have been restated to reflect income from real estate operations in "Gain from discontinued operations, net of taxes". This restatement does not change the Corporation's net loss or loss per share. The significant effects of the restatement are presented in Note 8 to the consolidated financial statements.

                              PART 1. FINANCIAL INFORMATION


                            AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME (LOSS)
                                        (UNAUDITED)


                                                                      For the three months
                                                                         ended June 30,
(in thousands, except per share amounts)                                1999        1998
                                                                     (Restated-see Note 8)
------------------------------------------------------------------------------------------
OPERATING COSTS
    Operating costs, including general and administrative costs       $ 2,074     $ 1,980
    Depreciation and amortization                                          11          11
------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                  (2,085)     (1,991)
    Other expense                                                        (736)     (1,687)
    Interest and dividend income                                          469         591
    Interest expense                                                      185         206
------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME (LOSS)
    OF AFFILIATES                                                      (2,537)     (3,293)
Equity in income (loss) of affiliates                                  (1,199)        257
------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                        (3,736)     (3,036)
DISCONTINUED OPERATIONS
    Gain from discontinued operations, net of tax                         259         454
    Gain on disposal of discontinued operations, net of tax             5,569          -
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       2,092      (2,582)
Preferred stock dividends                                               7,482       6,792
------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                $(5,390)    $(9,374)
==========================================================================================
BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Loss from continuing operations                                   $ (0.86)    $ (0.73)
    Discontinued operations                                              0.45        0.03
------------------------------------------------------------------------------------------
LOSS PER SHARE                                                        $ (0.41)    $ (0.70)
==========================================================================================
Average number of common shares outstanding                            13,005      13,379
------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                           $   476     $(3,827)
==========================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           AVATEX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)


                                                                     June 30,          March 31,
(in thousands of dollars)                                              1999              1999
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and short-term investments                                 $  37,487                 $  27,159
    Receivables - net                                                   4,332                     2,526
    Net assets of discontinued operations held for sale                   -                       5,552
    Other current assets                                                  576                     1,348
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   42,395                    36,585

INVESTMENT IN AFFILIATES                                               25,836                    27,038

PROPERTY AND EQUIPMENT                                                    175                       214
    Less accumulated depreciation and amortization                         85                        92
--------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                 90                       122

OTHER ASSETS                                                           22,517                    25,812
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $90,838                 $  89,557
--------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                  $ 1,257                 $   1,435
    Other accrued liabilities                                           3,676                     1,930
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               4,933                     3,365
LONG-TERM DEBT                                                          9,169                     9,001
OTHER LONG-TERM LIABILITIES                                            11,023                    11,955
COMMITMENTS AND CONTINGENCIES                                             -                         -
REDEEMABLE PREFERRED STOCK                                            250,652                   243,169
STOCKHOLDERS' DEFICIT
    Common stock $5.00 par value; authorized 50,000,000 shares;
       issued: 13,806,487 shares                                       69,032                    69,032
    Capital in excess of par value                                    119,103                   119,103
    Accumulated other comprehensive income                                204                     1,820
    Accumulated deficit                                              (371,357)                 (365,967)
--------------------------------------------------------------------------------------------------------
                                                                     (183,018)                 (176,012)
    Less: equity in cost of common stock of the Corporation
          held by Phar-Mor, Inc.                                       (1,921)                   (1,921)
--------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                          (184,939)                 (177,933)
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  90,838                 $  89,557
--------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            AVATEX CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                      For the three months
                                                                         ended June 30,
(in thousands of dollars)                                               1999        1998
                                                                      (Restated-see Note 8)
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ 2,092     $(2,582)
ADJUSTMENTS  TO RECONCILE NET INCOME (LOSS) TO NET CASH
    PROVIDED (USED) BY OPERATING ACTIVITIES:
    Equity in loss (income) of affiliates                               1,199        (257)
    Depreciation and amortization                                          11          11
    Loss on investments                                                   739       1,678
    Other non-cash credits                                               (202)       (277)
    Items related to discontinued operations                           (5,828)        251
    Cash provided (used) by working capital items:
      Receivables                                                      (1,205)      3,927
      Other assets and restricted cash                                   (401)       (908)
      Accounts payable and accrued liabilities                            (35)     (3,227)
------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                  (3,630)     (1,384)
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                    -        (6,066)
    Purchase of investments                                               -        (1,842)
    Proceeds from investments                                          13,958       1,037
------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       13,958      (6,871)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                          -         4,281
    Debt repayments                                                       -          (127)
    Dividends paid to minority interest                                   -            (7)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 -         4,147
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS             10,328      (4,108)
    Cash and short-term investments, beginning of period               27,159      34,193
------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $37,487     $30,085
==========================================================================================


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

     We sold our real estate operations in May 1999, as discussed in Note 3, and have presented our real estate segment as a discontinued operation in the accompanying financial statements. For comparative purposes, the statements of operations, for all periods presented, have been restated to reflect the income from real estate operations in "Gain (loss) from discontinued operations, net of taxes". The balance sheet at March 31, 1999 reflects the assets and liaibilities related to the real estate segment as "Net assets of discontinued operations held for sale". This restatement does not change our net loss or loss per share.

     Our condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three months ended June 30, 1999 and 1998, are unaudited. In our opinion, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1999, and should be read in conjunction with this quarterly report.

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

NOTE 2 - NET LOSS PER SHARE OF COMMON STOCK

The amounts used in the calculation of earnings per share from continuing operations were as follows (amounts in thousands, except per share amounts):


                                                                         For the three months ended
                                                                                  June 30,
                                                                     --------------------------------
                                                                             1999            1998
-----------------------------------------------------------------------------------------------------
Loss from continuing operations                                          $ (3,736)       $ (3,036)
Deduct dividends on preferred shares                                        7,482           6,792
-----------------------------------------------------------------------------------------------------
Loss from continuing operations applicable to common stockholders
     for BASIC earnings per share                                         (11,218)         (9,828)
Effect of dilutive securities:
     Dividends on convertible preferred shares, unless
     anti-dilutive                                                              -               -
-----------------------------------------------------------------------------------------------------
Loss from continuing operations applicable to common stockholders
     for DILUTED earnings per share                                      $(11,218)       $ (9,828)
-----------------------------------------------------------------------------------------------------
Shares
Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share                           13,005          13,379
Conversion of preferred stock, unless anti-dilutive                             -               -
Outstanding options, unless anti-dilutive                                       -               -
-----------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share                         13,005          13,379
-----------------------------------------------------------------------------------------------------
Loss from continuing operations applicable to common stockholders
     Basic                                                                $ (0.86)        $ (0.73)
     Diluted                                                              $ (0.86)        $ (0.73)
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

NOTE 3 - REAL ESTATE INVESTMENT AND LONG-TERM DEBT

     On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May
27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11.4 million in cash and a one-year, $0.6 million secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on disposal of discontinued operations on these transactions of approximately $6.2 million ($5.6 million net of taxes). The debt related to these real estate properties ($25.7 million at March 31, 1999) was either repaid, transferred to or assumed by another party in connection with the sale. Revenues for the real estate segment for the three months ended June 30, 1999 were $2.8 million compared to revenues for the three months ended June 30, 1998 of $2.6 million.

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

     Assuming all of the preferred stockholders elect to receive the cash, note and warrant option in the proposed merger, we will be required to pay approximately $15.3 million in cash and issue warrants to purchase approximately 2,750,000 shares of Class A common stock. Avatex Funding will be required to issue approximately $34.0 million principal amount of the 6.75% notes. Under the agreements discussed below, stockholders who represent approximately
50.0% of the convertible preferred stock and 55.3% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

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
          -------------------------------------------------------------------------------------

         The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):

                                                                        June 30,      March 31,
                                                                          1999          1999
          -------------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                  $ 11,265      $   10,900
               Securities available for sale                            8,628          12,134
               Other investments, at cost                               1,288           1,438
               Other                                                    1,336           1,340
          -------------------------------------------------------------------------------------
                    Total                                            $ 22,517      $   25,812
          =====================================================================================

          Other long-term liabilities:
               Pension and postretirement benefits                  $   4,913      $   4,902
               Environmental liabilities                                1,335          1,357
               Liabilities related to discontinued operations           2,611          3,486
               Other                                                    2,164          2,210
          -------------------------------------------------------------------------------------
                    Total                                            $ 11,023       $ 11,955
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

     On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs are holders of our Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey Butler and Melvyn Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to our stockholders, (ii) the compensation arrangements between us and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused our subsidiaries and affiliates to improperly purchase our common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. In October 1999, the defendants moved for summary judgment, and a hearing on the motion is set for November 30, 1999. We have been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, our charter and by-laws, and the terms and conditions of Indemnification Agreements between us and certain of the defendants.

     There are various other pending claims and lawsuits arising out of the normal conduct of the our businesses. In our opinion, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE 7 - SEGMENT INFORMATION

     We currently operate in only one segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131 which consists of owning interests in other Corporations and partnerships. We review the results of each or our investments, review new investment opportunities and allocate resources to these current or new investments based on this review and our current financial situation.

     We have no foreign source revenues. Interest and dividend income and other income are derived primarily from investments we have made. Revenue from services are for consulting services provided to companies in which we are invested.

NOTE 8--RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements for the three months ended June 30, 1999 and the filing of the June 30, 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), we determined that we should restate our first quarter fiscal 2000 financial statements and related disclosures to reflect our real estate segment as a discontinued operation. The restatement does not change our net loss or loss per share.

     A summary of the significant effects of the restatement is as follows:

For the three months ended June 30, 1999:                As Previously Reported     As Restated
-----------------------------------------------------------------------------------------------
Revenues                                                       $   2,848            $        0
Income (loss) from continuing operations before
equity in income of affiliates, income tax provision
and minority interest                                              3,987                (2,537)
Income (loss) from continuing operations                           2,092                (3,736)
Discontinued operations                                               --                 5,828
Net income                                                         2,092                 2,092
Preferred stock dividends                                          7,482                 7,482
Net loss applicable to common stockholders                     $  (5,390)            $  (5,390)
Basic and diluted loss per share:
   Loss from continuing operations                             $   (0.41)            $   (0.86)
   Discontinued operations                                            --             $    0.45
   Loss per share                                              $   (0.41)            $   (0.41)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

     In order to present comparative information for all periods in the statements of operations, the results for the three months ended June 30, 1998 were also restated to reflect the real estate segment as a discontinued operation.

For the three months ended June 30, 1998:                As Previously Reported     As Restated
-----------------------------------------------------------------------------------------------
Revenues                                                       $   2,576             $       0
Loss from continuing operations before equity in income of
affiliates, income tax provision and minority interest            (2,751)               (3,293)
Loss from continuing operations                                   (2,582)               (3,036)
Discontinued operations                                               --                   454
Net loss                                                          (2,582)               (2,582)
Preferred stock dividends                                          6,792                 6,792
Net loss applicable to common stockholders                     $  (9,374)            $  (9,374)
Basic and diluted loss per share:
   Loss from continuing operations                             $   (0.70)            $   (0.73)
   Discontinued operations                                            --             $     .03
   Loss per share                                              $   (0.70)            $   (0.70)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

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

    Subsequent to the issuance and filing of our first quarter fiscal 2000 financial statements with the SEC, we determined that we should restate our first quarter fiscal 2000 financial statements and related disclosures to reflect our real estate segment as a discontinued operation. For comparative purposes, the statements of operations for all periods presented have been restated to reflect income from real estate operations in "Gain from discontinued operations, net of taxes". This restatement does not change our net loss or loss per share. The significant effects of the restatement are presented in Note 8 to the consolidated financial statements and have been reflected herein.

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

     Assuming all of the preferred stockholders elect to receive the cash, note and warrant option in the proposed merger, we will be required to pay approximately $15,250 in cash and issue warrants to purchase approximately 2,750,000 shares of Class A common stock. Avatex Funding will be required to issue approximately $34,000 principal amount of the 6.75% notes. Under the agreements discussed below, stockholders who represent approximately 50.0% of the convertible preferred stock and 55.3% of the Series A preferred stock outstanding have agreed to elect this cash, note and warrant option.

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

     On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11,400 in cash and a one-year, $600 secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on disposal of discontinued operations on these transactions of approximately $6,181 ($5,569 net of taxes).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

OPERATING COSTS


          Operating costs including general and administrative and depreciation and amortization increased $94 to $2,085 for the quarter ended June 30, 1999 compared to $1,991 for the quarter ended June 30, 1998. Increased expenses were primarily the result of higher costs associated with the proposed Xetava merger, as discussed above, as well as severance costs and other costs partially offset by lower compensation, legal and travel costs than in the prior year. The consummation of the merger with Xetava and the settlement with our preferred stockholders will result in reductions in legal and consulting expenses associated with the merger and accompanying lawsuits. The extent of the savings depends on, among other factors, the timing of the annual meeting to approve the merger.


OTHER EXPENSE


          Other expense of $736 for the three months ended June 30, 1999 related to a reduction of $1,077 in the carrying value of our investment in Imagyn Technologies, Inc. ("Imagyn") to its market value and a write-down of $150 in the carrying value of an investment in a non-public company partially offset by $491 in other income primarily from gains on the sale of securities held for sale. Other expense of $1,687 for the three months ended June 30, 1998 related to a $1,915 reduction in the carrying value of our investment in Imagyn to its market value and a write-down of $800 in the carrying value of an investment in a non-public company partially offset by $1,028 in gains principally from the recovery on investments which had been written-off in a prior period.


INTEREST AND DIVIDEND INCOME


          Interest and dividend income decreased $122 to $469 for the three months ended June 30, 1999 compared to $591 for the three months ended June
30, 1998. The decrease was due primarily to a decline in interest income. While the average amount of funds invested increased by approximately $750 as compared to the prior year due to the receipt of $11,400 in May 1999 in connection with the sale of real estate properties, the average rate of interest earned on the invested amounts decreased by approximately 0.6%.
Also contributing to the decrease was interest income earned in the prior year on a note received as part of a settlement with National Steel Corporation, which was paid in full in November 1998. Partially offsetting the decrease in interest income was an increase in dividend income of $45.


INTEREST EXPENSE


          Interest expense decreased $21 to $185 for the three months ended June 30, 1999 compared to $206 for the three months ended June 30, 1998. Interest expense decreased due primarily to the payoff of a note in fiscal 1999.


EQUITY IN INCOME (LOSS) OF AFFILIATES


          Equity in loss was $1,199 for the quarter ended June 30, 1999 compared to equity in income of $257 for the quarter ended June 30, 1998.
The decrease in equity in income of affiliates was primarily the result of lower earnings at Phar-Mor. Phar-Mor's decline in gross profit and increased interest expense, partially offset by a decrease in operating expenses, caused Phar-Mor's results to decrease when compared to the prior year.


INCOME TAXES


          We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.


DISCONTINUED OPERATIONS


     Gain on discontinued operations decreased $195 to $259 for the quarter ended June 30, 1999 compared to $454 for the quarter ended June 30, 1998. These amounts related only to the discontinued real estate segment. The decrease was due mainly to lower operating income and higher interest expense. Operating income decreased because we owned the properties for only two months during the quarter until their sale in May 1999, as discussed above, compared to revenues for the full quarter for the prior period. This decrease was partially offset by operating income on a hotel opened in October 1998 which had revenues of $1,159 for the current quarter. Interest expense for the real estate operations increased due to $143 of interest related to the property opened in October 1998 partially offset by only two months of interest at the remaining properties until their sale in May 1999 as compared to three months of interest in the prior fiscal year.


     The gain on disposal of discontinued operations for the three months ended June 30, 1999 resulted from the gain on the sale of our interest in the remaining three real estate properties, net of taxes.


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

     Our debt consists of a note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee. All the debt of real estate partnerships has been repaid, transferred to or assumed by another party in connection with the sale. We have two issues of redeemable preferred stock outstanding. Beginning with the quarterly payments due January 15, 1997, we have not declared nor paid any cash dividends on our Series A preferred stock or our convertible preferred stock. We also did not make the annual sinking fund payments on the convertible preferred stock due January 1998 and January 1999. See the "Overview" section above for a discussion of our proposed merger with Xetava. If the proposed merger is consummated as proposed, our current redeemable preferred stock liability would be eliminated and our preferred stockholders would receive new Class A common stock in exchange for their preferred stock or, at their election, may receive a combination of cash; three year, 6.75% notes; warrants to purchase common stock of the merged company and other consideration. The issuance of the notes will require Avatex Funding to pay interest semi-annually in cash with the principal balance due in three years from the date of issuance. Since we will guarantee the 6.75% notes and Avatex Funding will have no assets other than the Phar-Mor common stock securing the notes, we may be required to make capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. The potential cash outlay to the preferred stockholders or their related entities, if the merger is consummated as currently contemplated and all preferred stockholders elect the package of cash, notes and warrants, will be approximately $17,250 at the time of the merger and $1,148 semi-annually for interest on the notes.


     For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. This fiscal year we will also be required to fund any cash to be paid to preferred stockholders as a result of the proposed merger as well as interest payments on any notes issued in that transaction. We expect to receive cash from the collection of receivables, from interest and dividend income earned on our investments and from service fees.


     We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, will continue to invest in publicly and privately held companies which we believe would be strategic fits. In addition, we may pursue the acquisition of an operating company.

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




                                   AVATEX CORPORATION



October 8, 1999                By: /s/ Grady E. Schleier
                                  ---------------------------------------------
                                   Grady E. Schleier
                                   Senior Vice President, Chief Financial
                                            Officer and Treasurer
                                   (Principal Financial and Accounting Officer)