Form 10-Q
period 1999-09-30
AVATEX CORP
filed 1999-10-29
CIK 716644

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            ------------------------

                          5910 N. CENTRAL EXPRESSWAY,
                                  SUITE 1780,
                              DALLAS, TEXAS 75206
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  214-365-7450
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                            ------------------------

     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  /x/     No  / /.

     Number of shares of Common Stock outstanding as of October 1, 1999:
13,806,487 shares before deducting 801,101 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION
                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                        FOR THE THREE
                                                                                                            MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                                   ------------------------

                                                                                                    1999              1998
                                                                                                   -------          -------
OPERATING COSTS:
  Operating costs, including general and administrative costs.............................         $ 2,180          $ 1,959
  Depreciation and amortization...........................................................              10               10
                                                                                                   -------          -------
TOTAL OPERATING COSTS.....................................................................          (2,190)          (1,969)
OTHER INCOME (EXPENSE)....................................................................             443             (703)
INTEREST AND DIVIDEND INCOME..............................................................             615              569
INTEREST EXPENSE..........................................................................             194              189
                                                                                                   -------          -------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF AFFILIATES.......................          (1,326)          (2,292)
Equity in loss of affiliates..............................................................          (1,691)            (607)
                                                                                                   -------          -------
LOSS FROM CONTINUING OPERATIONS...........................................................          (3,017)          (2,899)

DISCONTINUED OPERATIONS:
  Gain from discontinued operations, net of tax...........................................              --              115
  Gain on disposal of discontinued operations, net of tax.................................           2,366               --
                                                                                                   -------          -------
NET LOSS..................................................................................            (651)          (2,784)
Preferred stock dividends.................................................................           7,668            6,957
                                                                                                   -------          -------
LOSS APPLICABLE TO COMMON STOCKHOLDERS....................................................         $(8,319)         $(9,741)
                                                                                                   -------          -------
                                                                                                   -------          -------
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Loss from continuing operations.........................................................         $ (0.82)         $ (0.76)
  Discontinued operations.................................................................            0.18             0.01
                                                                                                   -------          -------
LOSS PER SHARE............................................................................         $ (0.64)         $ (0.75)
                                                                                                   -------          -------
                                                                                                   -------          -------
Average number of common shares outstanding...............................................          13,005           13,020
                                                                                                   -------          -------
COMPREHENSIVE LOSS........................................................................         $(1,470)         $(5,557)
                                                                                                   -------          -------
                                                                                                   -------          -------

           See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                               FOR THE SIX MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1999        1998
                                                                                              --------    --------
OPERATING COSTS:
  Operating costs, including general and administrative costs..............................   $  4,254    $  3,939
  Depreciation and amortization............................................................         21          21
                                                                                              --------    --------
TOTAL OPERATING COSTS......................................................................     (4,275)     (3,960)
OTHER EXPENSE..............................................................................       (293)     (2,390)
INTEREST AND DIVIDEND INCOME...............................................................      1,084       1,160
INTEREST EXPENSE...........................................................................        379         395
                                                                                              --------    --------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF AFFILIATES........................     (3,863)     (5,585)
Equity in loss of affiliates...............................................................     (2,890)       (350)
                                                                                              --------    --------
LOSS FROM CONTINUING OPERATIONS............................................................     (6,753)     (5,935)
DISCONTINUED OPERATIONS:
  Gain from discontinued operations, net of tax............................................        259         569
  Gain on disposal of discontinued operations, net of tax..................................      7,935          --
                                                                                              --------    --------
NET INCOME (LOSS)..........................................................................      1,441      (5,366)
Preferred stock dividends..................................................................     15,150      13,749
                                                                                              --------    --------
LOSS APPLICABLE TO COMMON STOCKHOLDERS.....................................................   $(13,709)   $(19,115)
                                                                                              --------    --------
                                                                                              --------    --------
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Loss from continuing operations..........................................................   $  (1.68)   $  (1.49)
  Discontinued operations..................................................................       0.63        0.04
                                                                                              --------    --------
LOSS PER SHARE.............................................................................   $  (1.05)   $  (1.45)
                                                                                              --------    --------
                                                                                              --------    --------
Average number of common shares outstanding................................................     13,005      13,198
                                                                                              --------    --------
COMPREHENSIVE LOSS.........................................................................   $   (994)   $ (9,384)
                                                                                              --------    --------
                                                                                              --------    --------

           See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                       SEPTEMBER 30,      MARCH 31,
                                                                                          1999              1999
                                                                                       -------------      ---------
                                       ASSETS
CURRENT ASSETS:
  Cash and short-term investments...................................................     $  39,587        $  27,159
  Receivables--net..................................................................         1,865            2,526
  Net assets of discontinued operations held for sale...............................            --            5,552
  Other current assets..............................................................         1,063            1,348
                                                                                         ---------        ---------
TOTAL CURRENT ASSETS................................................................        42,515           36,585
INVESTMENT IN AFFILIATES............................................................        24,141           27,038
PROPERTY AND EQUIPMENT..............................................................           174              214
  Less accumulated depreciation and amortization....................................            90               92
                                                                                         ---------        ---------
NET PROPERTY AND EQUIPMENT..........................................................            84              122
OTHER ASSETS........................................................................        22,221           25,812
                                                                                         ---------        ---------
TOTAL ASSETS........................................................................     $  88,961        $  89,557
                                                                                         ---------        ---------
                                                                                         ---------        ---------

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..................................................................     $   1,571        $   1,435
  Other accrued liabilities.........................................................         2,834            1,930
                                                                                         ---------        ---------
TOTAL CURRENT LIABILITIES...........................................................         4,405            3,365
LONG-TERM DEBT......................................................................         9,346            9,001
OTHER LONG-TERM LIABILITIES.........................................................        10,968           11,955
COMMITMENTS AND CONTINGENCIES.......................................................            --               --
REDEEMABLE PREFERRED STOCK..........................................................       258,319          243,169
STOCKHOLDERS' DEFICIT:
  Common stock $5.00 par value; authorized 50,000,000 shares;
     issued: 13,806,487 shares......................................................        69,032           69,032
  Capital in excess of par value....................................................       119,103          119,103
  Accumulated other comprehensive income (loss).....................................          (615)           1,820
  Accumulated deficit...............................................................      (379,676)        (365,967)
                                                                                         ---------        ---------
                                                                                          (192,156)        (176,012)
  Less: equity in cost of common stock of the Corporation
     held by Phar-Mor, Inc..........................................................        (1,921)          (1,921)
                                                                                         ---------        ---------
TOTAL STOCKHOLDERS' DEFICIT.........................................................      (194,077)        (177,933)
                                                                                         ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.........................................     $  88,961        $  89,557
                                                                                         ---------        ---------
                                                                                         ---------        ---------

           See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                               FOR THE SIX MONTHS
                                                                                                     ENDED
                                                                                                 SEPTEMBER 30,
                                                                                               ------------------
                                                                                                1999       1998
                                                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................................   $ 1,441    $(5,366)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES:
  Equity in loss of affiliates..............................................................     2,890        350
  Depreciation and amortization.............................................................        21         21
  Loss on investments.......................................................................       651      2,334
  Other non-cash credits....................................................................      (398)      (564)
  Gain on disposal of discontinued operations...............................................    (7,935)
  Items related to discontinued operations..................................................        --        474
  Cash provided (used) by working capital items:
     Receivables............................................................................     3,770      4,292
     Other assets...........................................................................    (1,221)      (990)
     Accounts payable and accrued liabilities...............................................      (834)    (5,141)
                                                                                               -------    -------
NET CASH USED BY OPERATING ACTIVITIES.......................................................    (1,615)    (4,590)
                                                                                               -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................................................        (3)    (9,079)
  Purchase of investments...................................................................        --     (2,309)
  Proceeds from sale of investments.........................................................    14,046      1,590
                                                                                               -------    -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............................................    14,043     (9,798)
                                                                                               -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt..............................................        --      8,779
  Debt repayments...........................................................................        --       (234)
  Dividends paid to minority interest.......................................................        --       (107)
                                                                                               -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................................................        --      8,438
                                                                                               -------    -------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS..................................    12,428     (5,950)
  Cash and short-term investments, beginning of period......................................    27,159     34,193
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD..............................................   $39,587    $28,243
                                                                                               -------    -------
                                                                                               -------    -------

           See notes to condensed consolidated financial statements.

                      AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

     We sold our real estate operations in May 1999, as discussed in Note 3, and have presented our real estate segment as a discontinued operation in the accompanying financial statements. For comparative purposes, the statements of operations for prior year periods have been restated to reflect income from real estate operations in "Gain from discontinued operations, net of taxes". The restatement does not change our net loss or loss per share for the prior year periods. The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued operations held for sale".

     Our condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended September 30, 1999 and 1998, are unaudited. In our opinion, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1999, and should be read in conjunction with this quarterly report.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to unrealized gains or losses on marketable securities for the three and six months ended September 30, 1999 and September 30, 1998.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: During fiscal year 1999, Phar-Mor acquired 2,086,200 shares of our common stock through open market transactions at a cost of approximately $5.0 million. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a charge to the stockholders' deficit of $1.9 million at March 31, 1999 and September 30, 1999. The charge was equal to our 38.4% ownership in the cost of our common stock held by Phar-Mor. Net loss per share for the three and six months ended September 30, 1998 was originally calculated based on 13,806,375 shares outstanding. We determined that the effect of Phar-Mor's investment in our common stock reduced the weighted average number of shares outstanding for calculating earnings per share by 786,843 shares for the three months and 608,107 shares for the six months ended September 30, 1998 and, therefore, the net loss per share for the three and six months ended September 30, 1998 should have been $(0.75) and $(1.45) per share, respectively, instead of $(0.71) and $(1.38) per share as we originally reported.

                      AVATEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 2--NET LOSS PER SHARE OF COMMON STOCK

     To calculate earnings per share from continuing operations, the dividends on the preferred stock have been deducted from the loss from continuing operations. The weighted average number of shares outstanding for basic earnings per share was the same as for diluted earnings per share. Options to purchase approximately 3.9 million shares were outstanding at both September 30, 1999 and 1998. These options were not included in the computation of diluted earnings per share because the effect of including the options in the calculation would be anti-dilutive. Conversion of the convertible preferred stock outstanding was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

NOTE 3--DISCONTINUED OPERATIONS

     On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11.4 million in cash and a one-year, $0.6 million secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on the disposal of discontinued operations on these transactions of approximately $6.2 million ($5.6 million net of taxes). We also recognized a gain on discontinued operations of $0.3 million which represents the results of operations of the three properties until their sale on May 27, 1999. The debt related to these real estate properties ($25.7 million at March 31, 1999) was either repaid, transferred to or assumed by another party in connection with the sale. Revenues for the real estate segment for the period from April 1, 1999 to their sale in May 1999 were $2.8 million compared to revenues for the three and six months ended September 30, 1998 of $2.3 million and $4.9 million, respectively.

     We received, as part of the proceeds on the sale in August 1996 of a our discontinued pharmacy benefit management operation, a right to an additional minimum payment of $2.5 million that was due at any time subsequent to August 2, 1997. This payment could increase to $5.0 million based on certain criteria. In August 1999, we collected the $5.0 million payment and recognized a gain on the disposal of discontinued operations of $2.5 million less certain contingent incentive fees due to former employees of the discontinued operation of approximately $0.1 million.

NOTE 4--CAPITAL STOCK

     We have not declared or paid any dividends on our preferred stock since October 15, 1996. The two issues of preferred stock are cumulative. Therefore, the dividends that would have been paid have been shown in the condensed consolidated statements of operations as if they had been declared, with a corresponding charge to the accumulated deficit. The liability for the cumulative unpaid dividends has been added to the carrying amount of the redeemable preferred stock in the condensed consolidated balance sheets. The cumulative dividends accrued but not paid were $9.8 million ($15.00 per share) on our convertible preferred stock and $62.9 million ($14.59 per share) on our Series A preferred stock.

     On June 18, 1999, we announced that we had entered into an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement") with our wholly-owned subsidiary, Xetava Corporation. The Revised Merger Agreement amends and restates the Agreement and Plan of Merger between us and Xetava dated
April 9, 1998. Under the Revised Merger Agreement, which was approved by our Board of Directors, Xetava will merge with and into us, and our existing preferred stockholders will receive new Class A common stock or, alternately, a combination of cash, secured notes, warrants and other consideration. Our existing common stockholders will receive new Class A common stock on a one-for-one basis for their current common stock. Consummation of the proposed merger is subject to, among other

                      AVATEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 4--CAPITAL STOCK--(CONTINUED)

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

     Under the Revised Merger Agreement, each share of our existing convertible preferred stock will be converted into 9.134 shares of our Class A common stock or, at the election of the holder, into $3.7408 in cash, $8.34 principal amount of three year, 6.75% notes to be issued by Avatex Funding, Inc., a new wholly-owned subsidiary of ours, and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our existing Series A preferred stock will be converted into 7.253 shares of our Class A common stock or, at the election of the holder, into $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share. In addition, the preferred stockholders of the two series of preferred stock who elect the cash, note and warrant option will receive a deferred contingent right to a portion of any net recovery, up to $7.5 million, that we may receive in certain litigation brought by us against McKesson HBOC, Inc. ("McKesson") and a number of large pharmaceutical manufacturers. The amount will be equal to 20% of such net recovery, up to $7.5 million, with 84% of such recovery available to all the Series A preferred stockholders and 16% available to all the convertible preferred stockholders, with the per share amount to be received by each preferred stockholder equal to their pro rata share of an amount that is calculated based on the total number of shares of each series of preferred stock outstanding immediately before the merger.

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

     We have also entered into settlement, stockholder and voting agreements with the preferred stockholder plaintiffs in the three Delaware lawsuits pending against us, Xetava and certain of our directors. Under the Stipulation of Settlement entered into by us and the plaintiffs in the class action lawsuits on behalf of all holders of existing preferred stock and for the plaintiff in the non-class action lawsuit, subject to court approval and effective upon the closing of the merger, all three Delaware lawsuits will be settled and we will pay up to $1.1 million of plaintiffs' attorneys' fees. Under a voting agreement with one of the named plaintiffs in one of the class action lawsuits, such plaintiff and its affiliates have agreed to vote in favor of the proposed merger and to waive any appraisal rights in connection with the proposed merger. Such plaintiff will also receive $0.3 million in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with the plaintiff in the third Delaware lawsuit and another party, these parties and their affiliates and associated companies have agreed to vote in favor of the merger, to elect to receive the cash, note and warrant option and to waive

                      AVATEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 4--CAPITAL STOCK--(CONTINUED)

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

NOTE 5--SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

     The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                           FOR THE SIX MONTHS
                                                                            ENDED SEPTEMBER
                                                                                  30,
                                                                           ------------------
                                                                            1999       1998
                                                                           -------    -------
Interest paid...........................................................   $   349    $   734
Income taxes paid.......................................................       313         67
Non-cash transactions:
  Note received on sale of investments..................................       600         --
  Cumulative dividends in arrears accrued...............................    13,520     12,349
                                                                           -------    -------
                                                                           -------    -------

     The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):

                                                                      SEPTEMBER 30,    MARCH 31,
                                                                         1999            1999
                                                                      -------------    ---------
Other assets:
  Prepaid pension cost.............................................      $11,629        $10,900
  Securities available for sale....................................        7,809         12,134
  Other investments, at cost.......................................        1,288          1,438
  Other............................................................        1,495          1,340
                                                                         -------        -------
     Total.........................................................      $22,221        $25,812
                                                                         -------        -------
                                                                         -------        -------

Other long-term liabilities:
  Pension and postretirement benefits..............................      $ 4,911        $ 4,902
  Environmental liabilities........................................        1,305          1,357
  Liabilities related to discontinued operations...................        2,611          3,486
  Other............................................................        2,141          2,210
                                                                         -------        -------
     Total.........................................................      $10,968        $11,955
                                                                         -------        -------
                                                                         -------        -------

                      AVATEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENCIES

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

     On March 1, 1994, we announced that we had proposed a merger in which FoxMeyer Corporation ("FoxMeyer") would be merged with and into a wholly-owned subsidiary of ours, making FoxMeyer a wholly-owned subsidiary. Shortly after the announcement, class action lawsuits were filed against us, FoxMeyer and certain of FoxMeyer's officers and directors in the Delaware Court of Chancery. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996. The amended complaint alleged that

                      AVATEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

     In 1997, the bankruptcy trustee and certain creditors of our 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. On October 13, 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one of the defendants. On December 1, 1998, the Bankruptcy Court denied a motion to reconsider one of these opinions, and the plaintiffs have filed objections to both opinions with the United States District Court for the Northern District of Illinois. In October 1999, the District Court found that the Bankruptcy Court's conclusions of law were correct, with the exception of the trustee's failure to state a legally cognizable claim. In the third lawsuit, pending in Illinois state court, the court dismissed the plaintiffs' amended complaint without prejudice.

                      AVATEX CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

NOTE 7--SEGMENT INFORMATION

     We currently operate in only one segment as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, which consists of owning interests in other corporations and partnerships. We review the results of each of our investments, review new investment opportunities and allocate resources to these current or new investments based on this review and our current financial situation.

     We have no foreign source revenues. Interest and dividend income and other income are derived primarily from investments we have made.

                      AVATEX CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Under the Revised Merger Agreement, each share of our existing convertible preferred stock will be converted into 9.134 shares of our new Class A common stock or, at the election of the holder, into $3.7408 in cash, $8.34 principal amount of three year, 6.75% notes to be issued by Avatex Funding, a new wholly-owned subsidiary of ours, and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our existing Series A preferred stock will be converted into 7.253 shares of our new Class A common stock or, at the election of the holder, into $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of Class A common stock at $2.25 per share. In addition, the preferred stockholders of the two series of preferred stock who elect the cash, note and warrant option will receive a deferred contingent right to a portion of any net recovery, up to $7,500, that we may receive in certain litigation brought by us against McKesson and a number of large pharmaceutical manufacturers. The amount will be equal to 20% of such net recovery, up to $7,500, with 84% of such recovery available to all the Series A preferred stockholders and 16% available to all the convertible preferred stockholders, with the per share amount to be received by each preferred stockholder equal to their pro rata share of an amount that is calculated based on the total number of shares of each series of preferred stock outstanding immediately before the merger.

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

     On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11,400 in cash and a one-year, $600 secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on disposal of discontinued operations on these transactions of approximately $6,181 ($5,558 net of taxes).

     We received, as part of the proceeds on the sale of our discontinued pharmacy benefit management operation in August 1996, a right to an additional minimum payment of $2,500 that was due at any time subsequent to August 2, 1997. This payment could increase to $5,000 based on certain criteria. In August 1999, we collected the $5,000 payment and recognized a gain on the disposal of discontinued operations of $2,500 less certain contingent incentive fees due to former employees of the discontinued operation of $123.

                             RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1998

OPERATING COSTS

     Operating costs including general and administrative costs and depreciation and amortization increased $221 to $2,190 for the quarter ended September 30, 1999 compared to $1,969 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, operating expenses increased $315 to $4,275 compared to $3,960 for the six months ended September 30, 1998. Increased expenses were primarily the result of higher costs associated with the proposed Xetava merger, as discussed above, as well as higher legal and other costs partially offset by lower compensation costs than in the prior year. Legal costs have increased as a result of more activity related to our ongoing lawsuits as discussed in Note 6 to these financial statements. Also see, in our Form 10-K/A for the year ended March 31, 1999, Note N to the consolidated financial statements and Item 3 for a more detailed explanation of these cases. Compensation costs have decreased as a result of the separation from us of two of our officers at the end of June 1999. The consummation of the merger with Xetava and the settlement with our preferred stockholders will result in reductions in legal and consulting expenses associated with the merger and accompanying lawsuits. The impact of those reductions depends on, among other factors, the timing of the annual meeting and the approval of the merger.

OTHER INCOME (EXPENSE)

     Other income of $443 for the three months ended September 30, 1999 was the result primarily of a $350 royalty payment from a property sold in a prior fiscal year and gains on the sale of securities sold during the quarter. Other expense of $703 for the three months ended September 30, 1998 related to a reduction of $419 in the carrying value of our investment in Imagyn Medical Technologies, Inc. ("Imagyn") to its market value and a write-down of $791 in the carrying value of an investment in a non-public company partially offset by $507 in other income primarily from a $500 royalty payment received from a property sold in a prior fiscal year. Other expense of $293 for the six months ended September 30, 1999 related to a $1,077 reduction in the carrying value of our investment in Imagyn and a write-down in the carrying value of an investment in a non-public company of $150 partially offset by $934 in income primarily from $576 in gains on the sale of securities sold during the period and the royalty payment received. Other expense of $2,390 for the six months ended September 30, 1998 related to a $2,334 reduction in the carrying value of our investment in Imagyn to its market value and a write-down of $1,591 in the carrying value of an investment in a non-public company partially offset by $1,535 in gains principally from recoveries on investments which had been written-off in prior periods and the royalty payment received.

INTEREST AND DIVIDEND INCOME

     Interest and dividend income increased $46 to $615 for the three months ended September 30, 1999 compared to $569 for the three months ended September 30, 1998. Interest income increased $28 and dividend income increased $18. Interest income on investments increased $130 primarily due to additional funds available to invest from proceeds from the sale of the real estate properties and the $5,000 payment discussed above as well as interest on new note receivables made in the current fiscal year to companies in which we have made equity investments. This income was partially offset by a $102 decrease in interest income earned in the prior year on a receivable that was part of a settlement with National Steel Corporation ("NSC"), which was paid in full in November 1998. For the six months ended September 30, 1999, interest and dividend income decreased $76 to $1,084 compared to $1,160 for the six months ended September 30, 1998. Dividend income increased $64 as compared to the prior year from additional amounts invested in the same preferred stock as held in the prior year. Interest income decreased $140 when compared to the prior year primarily as a result of a $237 decrease in interest income from the NSC receivable partially offset by additional interest earned on other investments. The average balance of these other investments had increased approximately $5,000 when compared to the prior year due mainly to the additional funds available to invest in the current year as discussed above. The increased amount available to invest was partially offset by a decrease in the interest rate earned during the six month period of about 0.4%.

INTEREST EXPENSE

     Interest expense increased $5 to $194 for the three months ended
September 30, 1999 compared to $189 for the three months ended September 30, 1998. Interest expense increased primarily as a result of the impact of compounding on the note payable to the Trustee. Interest expense decreased $16 to $379 for the six months ended September 30, 1999 compared to $395 for the six months ended September 30, 1998. Interest expense decreased due primarily to the payoff of a note in fiscal 1999.

EQUITY IN LOSS OF AFFILIATES

     Equity in loss was $1,691 and $2,890 for the three and six months ended September 30, 1999, respectively, compared to equity in loss of $607 and $350 for the three and six months ended September 30, 1998. The increase in equity in loss of affiliates was primarily the result of lower earnings at Phar-Mor. Phar-Mor's decline in gross profit accounted for most of the increase in the loss over the prior year. Operating expenses were also up primarily due to work on remodeling stores acquired from Pharmhouse.

INCOME TAXES

     We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income
(loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

     Gain on discontinued operations decreased $310 to $259 for the six months ended September 30, 1999 compared to $569 for the six months ended
September 30, 1998. These amounts related only to the discontinued real estate segment. The decrease is the result of owning the real estate properties for two months during the current fiscal year compared to the whole period in the prior year. Also, the $115 gain on discontinued operations for the three months ended September 30, 1998 related entirely to the real estate segment. There were no operations in the segment for the comparable period in the current fiscal year.

     The gain on disposal of discontinued operations for the three months ended September 30, 1999 resulted primarily from the $2,377 gain on the contingent payment received from the sale of a discontinued operation as discussed in the "Overview" section above partially offset by an $11 adjustment to the gain on the real estate segment. For the six months ended September 30, 1999, the $7,935 gain includes the gain on the contingent payment of $2,377 and the gain on the disposal of the real estate segment of $5,558, net of taxes.

PREFERRED STOCK DIVIDENDS

     Preferred stock dividends have increased to $7,668 and $15,150 for the three and six months ended September 30, 1999, respectively, compared to $6,957 and $13,749 for the three and six months ended September 30, 1998. The increase was due to (i) an increase of $117 and $230, respectively, in the amortization of discount on the Series A preferred stock and (ii) an increase of $594 and $1,171, respectively, in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, we had cash and short-term investments of approximately $39,587. During the six months, we loaned approximately $1.2 million to companies in which we had previously invested.

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

     For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. This fiscal year we will also be required to fund any cash to be paid to preferred stockholders as a result of the proposed merger. We expect to receive cash from the collection of receivables, from interest and dividend income earned on our investments and from service fees.

     We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, will continue to invest in publicly and privately held companies which we believe would be strategic fits. In addition, we may pursue the acquisition of an operating company. There may also be restrictions imposed on our ability to make certain types of investments and on other activities as a result of the proposed merger with Xetava.

     We will rely on cash on hand, any excess cash from investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note R to the consolidated financial statements in our Form 10-K/A for the year ended March 31, 1999 for a discussion of our ability to continue as a going concern and management's plans addressing those issues.

                                     OTHER

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

     There have been no material changes in the Quantitative and Qualitative Disclosures about Market Risk since March 31, 1999, except that our investments in available for sale securities other than redeemable preferred stock at September 30, 1999 were $5.0 million compared to $9.5 million at March 31, 1999 and the interest rate on the variable rate note payable to the Trustee has increased to 8.25% at September 30, 1999 from 7.75%.

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

                           PART II--OTHER INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     McKesson/Vendor Litigation. With respect to the Texas lawsuit we brought against McKesson and certain pharmaceutical manufacturers, in October 1999, we entered into a settlement agreement with another manufacturer defendant, under which we will receive a confidential settlement payment.

     FoxMeyer Corporation. With reference to the lawsuit the FoxMeyer Corporation bankruptcy trustee brought against the five former directors of Fox Meyer Corporation, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the trustee against other persons and entities related to the FoxMeyer Corporation bankruptcy cases.

     Ben Franklin Retail Stores, Inc. With reference to the three lawsuits relating to Ben Franklin Retail Stores, Inc., in October 1999, (a) the United States District Court for the Northern District of Illinois entered an order in the Ben Franklin bankruptcy trustee's lawsuit adopting the Bankruptcy Court's factual findings and finding that the Bankruptcy Court's conclusions of law were correct, with the exception of the trustee's failure to state a legally cognizable claim, and (b) the Illinois state court entered an order dismissing the plaintiffs' third amended complaint without prejudice.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     We did not declare, nor did we pay, the dividends due for the quarterly periods since October 15, 1996 on either the Convertible Preferred Stock or the Series A Preferred Stock. These two issues are cumulative. The cumulative dividends accrued and unpaid were approximately $9.8 million ($15.00 per share) on the Convertible Preferred Stock and $62.9 million ($14.59 per share) on the Series A Preferred Stock. In addition, the annual sinking fund payments due January 1998 and 1999 for 88,000 shares each of the Convertible Preferred Stock were not made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER    DESCRIPTION
------    ---------------------------------------------------------------------------------------------------------
  27      --    Financial Data Schedule

     (b) Reports on 8-K

     We did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          AVATEX CORPORATION

                                          By:        /s/ GRADY E. SCHLEIER
                                              ----------------------------------
                                                      Grady E. Schleier
                                                  Senior Vice President, Chief
                                                Financial Officer and Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)

October 28, 1999