Form 10-Q
period 1999-12-31
AVATEX CORP
filed 2000-02-10
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-8549

                               AVATEX CORPORATION
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                         25-1425889
-----------------------------------------------------   --------------------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


5910 N. Central Expressway, Suite 1780, Dallas, Texas          75206
------------------------------------------------------  --------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


Registrant's Telephone Number, Including Area Code          214-365-7450
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

Number of shares of Common Stock outstanding as of February 1, 1999: 19,637,360 shares before deducting 1,900,263 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                           For the three months
                                                                                             ended December 31,
(in thousands, except per share amounts)                                                   1999            1998
--------------------------------------------------------------------------------------------------------------------
OPERATING COSTS
       Operating costs, including general and administrative costs                        $   2,328         $ 1,736
       Depreciation and amortization                                                              9              11
--------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                                        (2,337)         (1,747)
OTHER INCOME (EXPENSE)                                                                          206            (150)
INTEREST AND DIVIDEND INCOME                                                                    616             492
INTEREST EXPENSE                                                                                481             189
--------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME
       OF AFFILIATES                                                                         (1,996)         (1,594)
Equity in income of affiliates                                                                3,057           1,290
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                      1,061            (304)
DISCONTINUED OPERATIONS
       Loss from discontinued operations, net of tax                                              -            (334)
       Loss on disposal of discontinued operations, net of tax                                  (63)              -
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                               998            (638)
Preferred stock dividends                                                                     5,762           7,127
Gain on exchange of preferred stock in connection with merger
     with Xetava Corporation                                                                225,008               -
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                           $ 220,244         $(7,765)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED INCOME (LOSS) PER SHARE
       Income (loss) from continuing operations applicable to
          common stockholders                                                             $   15.42         $ (0.57)
       Discontinued operations                                                                (0.01)          (0.03)
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                                 $   15.41         $ (0.60)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                                                  14,291          13,005
--------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                                      $   1,648         $ 1,876
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                             For the nine months
                                                                                             ended December 31,
(in thousands, except per share amounts)                                                    1999              1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING COSTS
       Operating costs, including general and administrative costs                           $   6,582        $  5,675
       Depreciation and amortization                                                                30              32
-----------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                                           (6,612)         (5,707)
OTHER EXPENSE                                                                                      (87)         (2,540)
INTEREST AND DIVIDEND INCOME                                                                     1,700           1,652
INTEREST EXPENSE                                                                                   860             584
-----------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME
       OF AFFILIATES                                                                            (5,859)         (7,179)
Equity in income of affiliates                                                                     167             940
-----------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                                 (5,692)         (6,239)
DISCONTINUED OPERATIONS
       Gain from discontinued operations, net of tax                                               259             235
       Gain on disposal of discontinued operations, net of tax                                   7,872               -
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                                2,439          (6,004)
Preferred stock dividends                                                                       20,912          20,876
Gain on exchange of preferred stock in connection with merger
     with Xetava Corporation                                                                   225,008               -
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                              $ 206,535        $(26,880)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED INCOME (LOSS) PER SHARE
       Income (loss) from continuing operations applicable to
          common stockholders                                                                $   14.77        $  (2.07)
       Discontinued operations                                                                    0.60            0.02
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                                    $   15.37        $  (2.05)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                                                     13,436          13,134
-----------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                                  $     654         $(7,508)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        December 31,           March 31,
(in thousands of dollars)                                                                  1999                    1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                                  $  17,307              $  27,159
        Receivables - net                                                                    2,021                  2,526
        Net assets of discontinued operations held for sale                                      -                  5,552
        Other current assets                                                                 7,008                  1,348
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        26,336                 36,585

INVESTMENT IN AFFILIATES                                                                    24,995                 27,038

PROPERTY AND EQUIPMENT                                                                         171                    214
        Less accumulated depreciation and amortization                                          94                     92
--------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                      77                    122

OTHER ASSETS                                                                                23,396                 25,812
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $  74,804              $  89,557
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
        Accounts payable                                                                 $   1,691              $   1,435
        Other accrued liabilities                                                            2,751                  1,930
        Current portion of long-term debt                                                    9,542                      -
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                   13,984                  3,365
LONG-TERM DEBT                                                                              20,060                  9,001
OTHER LONG-TERM LIABILITIES                                                                 10,912                 11,955
COMMITMENTS AND CONTINGENCIES                                                                    -                      -
REDEEMABLE PREFERRED STOCK                                                                       -                243,169
STOCKHOLDERS' EQUITY (DEFICIT):
        Class A common stock $0.01 par value; authorized 50,000,000 shares;
           issued: 19,637,360 shares at December 31, 1999                                      196                      -
        Common stock $5.00 par value; authorized 50,000,000 shares;
           issued: 13,806,487 shares at March 31, 1999                                           -                 69,032
        Capital in excess of par value                                                     193,170                119,103
        Accumulated other comprehensive income                                                  35                  1,820
        Accumulated deficit                                                               (159,432)              (365,967)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            33,969               (176,012)
        Less: equity in cost of common stock of the Corporation
                    held by Phar-Mor, Inc.                                                  (4,121)                (1,921)
--------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                        29,848               (177,933)
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $  74,804              $  89,557
--------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the nine months
                                                                                                ended December 31,
(in thousands of dollars)                                                                     1999                1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                            $  2,439           $ (6,004)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES:
      Equity in income of affiliates                                                             (167)              (940)
      Depreciation and amortization                                                                30                 32
      Loss on investments                                                                         451              2,490
      Other non-cash credits                                                                     (434)              (696)
      Gain on disposal of discontinued operations                                              (7,872)
      Items related to discontinued operations                                                      -                797
      Cash provided (used) by working capital items:
         Receivables                                                                            3,613              9,285
         Other assets                                                                          (7,242)                19
         Accounts payable and accrued liabilities                                                (997)            (5,234)
         Other                                                                                      7                  -
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                         (10,172)              (251)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                           (7)           (11,407)
      Purchase of investments                                                                       -             (4,537)
      Proceeds from sale of investments                                                        14,246              1,590
      Other                                                                                         1                (38)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                               14,240            (14,392)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of long-term debt                                                  -             10,355
      Debt repayments                                                                               -               (358)
      Cash paid to preferred stockholders and certain other parties in
         the merger with Xetava Corporation                                                   (13,920)                 -
      Debt issuance costs                                                                           -               (101)
      Dividends paid to minority interest                                                           -               (200)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                              (13,920)             9,696
-------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                                (9,852)            (4,947)
      Cash and short-term investments, beginning of period                                     27,159             34,193
-------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                               $ 17,307           $ 29,246
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41% owned affiliate, Chemlink Acquisition Company, LLC, we own approximately 38% of Chemlink Laboratories, LLC. Chemlink Laboratories is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

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

         We sold our real estate operations in May 1999, as discussed in Note 4, and have presented our real estate segment as a discontinued operation in the accompanying financial statements. For comparative purposes, the statements of operations for prior year periods have been restated to reflect income from real estate operations in "Gain (loss) from discontinued operations, net of taxes". The restatement does not change our net loss or loss per share for the prior year periods. The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued operations held for sale".

         Our condensed consolidated balance sheet as of December 31, 1999, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1999 and 1998, are unaudited. In our opinion, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. These adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1999, and should be read in conjunction with this quarterly report.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to unrealized gains or losses on marketable securities for the three and nine months ended December 31, 1999 and December 31, 1998.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: During the quarter ended December 31, 1999, Phar-Mor acquired 2,862,400 shares of our common stock at a cost of $5.7 million. Additionally, during fiscal year 1999, Phar-Mor acquired 2,086,200 shares of our common stock through open market transactions at a cost of approximately $5.0 million. As a result of these purchases, Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a charge to the stockholders' equity (deficit) of $1.9 million at March 31, 1999 and $4.1 million at

December 31, 1999. The charge was equal to our 38.4% ownership in the cost of our common stock held by Phar-Mor.

         Net loss per share for the three and nine months ended December 31, 1998 was originally reported based on 13,806,375 shares outstanding. We determined that the effect of Phar-Mor's investment in our common stock reduced the weighted average number of shares outstanding for calculating earnings per share by 801,101 shares for the three months and 672,672 shares for the nine months ended December 31, 1998 and, therefore, the net loss per share for the three and nine months ended December 31, 1998 should have been $(0.60) and $(2.05) per share, respectively, instead of $(0.56) and $(1.95) per share as we originally reported.

NOTE 2 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

To calculate earnings per share from continuing operations, the dividends on the preferred stock have been deducted from, and the gain on the exchange of preferred stock has been added back to, the income (loss) from continuing operations. The weighted average number of shares outstanding for basic earnings per share was the same as for diluted earnings per share. Options to purchase approximately 3.9 million shares were outstanding at both December 31, 1999 and 1998. These options were not included in the computation of diluted earnings per share because the average market price of our outstanding common stock was less than the exercise price of the options. Conversion of our convertible preferred stock outstanding, until its cancellation on December 7, 1999, was also not included in the calculation of diluted earnings per share as it would have been anti-dilutive prior to its cancellation. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were issued and outstanding during the quarter ended December 31, 1999. These warrants were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the warrants.

NOTE 3 - MERGER WITH XETAVA CORPORATION

         At our Annual Meeting of Stockholders held on December 6, 1999, our common and former preferred stockholders approved our merger with our wholly-owned subsidiary, Xetava Corporation, under an Amended and Restated Agreement and Plan of Merger that was executed on June 18, 1999 and subsequently amended on October 19, 1999 (the "Revised Merger Agreement"). The Revised Merger Agreement amended and restated the Agreement and Plan of Merger between us and Xetava dated April 9, 1998. Holders of approximately 76% of the shares of each series of our former preferred stock and holders of approximately 65% of the shares of our common stock voted in favor of the merger.

         The merger was consummated on December 7, 1999. Under the Revised Merger Agreement, our former preferred stockholders received in exchange for their preferred stock either new Class A common stock or, alternatively, a combination of cash, secured notes, warrants and other consideration (the "Alternate Consideration"). Our then existing common stockholders received new Class A common stock on a one-for-one basis for their common stock. In addition, the three Delaware lawsuits filed in connection with the April 1998 merger agreement were settled, and the four directors previously elected by our preferred stockholders to our Board of Directors resigned effective December 7, 1999. As a result of the merger, our two former series of preferred stock were eliminated.

         Under the Revised Merger Agreement, each share of our former convertible preferred stock was either converted into 9.134 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $3.7408 in cash, $8.34 principal amount of 6.75% notes due 2002 issued by our wholly-owned subsidiary, Avatex Funding, Inc., and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our former Series A preferred stock was either converted into 7.253 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share. In addition, the holders of shares of both of our former series of preferred stock who elected the Alternate Consideration received a deferred contingent right to a portion of any net recovery that we may receive in certain litigation brought by us against McKesson HBOC, Inc. ("McKesson") and a number of large pharmaceutical manufacturers. The deferred contingent right entitles the electing former preferred stockholders to receive their pro-rata share of, for our former convertible preferred stock, 2.6% of any net recovery, if any, up to a maximum of approximately $1.0 million ($1.84 per share of preferred stock previously held), and, for our former Series A preferred stock, 14.2% of any net recovery up to a maximum of approximately $5.3 million ($1.46 per share of preferred stock previously held). In accordance with these exchange ratios, we paid approximately $12.9 million in cash, issued approximately $28.7 million face amount of 6.75% notes, and issued warrants to purchase 2,319,334 shares of Class A common stock to our former preferred stockholders who elected the Alternate Consideration.

         Avatex Funding is our wholly-owned subsidiary, which has a separate corporate existence from us, whose sole purpose is to issue the 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor pledged to secure the notes. Avatex Funding does not have any other material assets or liabilities not related to the 6.75% notes. The Phar-Mor common stock was transferred from us to Avatex Funding prior to the merger. The principal of the notes is due on December 7, 2002, and the interest is payable semi-annually on June 15 and December 15 in cash. The notes were recorded at their estimated discounted value of $19.9 million. The discount is being amortized on an effective yield basis of 21% over the term of the notes. We also guarantee the notes. The 1,132,500 shares of Phar-Mor that are currently held as collateral for our note to the FoxMeyer Bankruptcy Trustee (the "Trustee") will be transferred to Avatex Funding and pledged as additional collateral to secure the 6.75% notes if and when the Trustee note is paid in full. The warrants issued in the merger will expire March 7, 2005.

         Our former preferred stockholders who did not elect to receive the Alternate Consideration in the Xetava merger were issued 5,830,873 shares of Class A common stock. With the 13,806,487 shares of our former common stock that were converted to the same number of Class A common stock, a total of 19,637,360 shares of our Class A common stock were issued.

         In connection with the merger, we entered into settlement, stockholder and voting agreements with the former preferred stockholder plaintiffs in the three Delaware lawsuits that were pending against us, Xetava and certain of our directors relating to the April 1998 proposed merger. Under the Stipulation of Settlement entered into by us and the plaintiffs in the class action lawsuits on behalf of all holders of our former preferred stock and by the plaintiff in the non-class action lawsuit, all three Delaware lawsuits were settled and we paid $1.1 million of plaintiffs' attorneys' fees. One of the plaintiffs also received $0.3 million in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with another plaintiff and another party, these parties and their affiliates and associated companies received $0.6 million in exchange for a ten year standstill agreement, a general release of liabilities and other consideration.

         We recognized a gain in stockholders' equity on the exchange of the preferred stock in connection with the Xetava merger which was calculated as follows (in thousands):

     ----------------------------------------------------------------------------------------------------
     Book value of preferred stock including cumulative unpaid dividends                   $ 264,081
     Cash paid to preferred stockholders and expenses related to the S-4 filing              (13,920)
     Value of common stock issued in the exchange (at market value)                           (4,373)
     Value of warrants issued in the exchange (at estimated market value)                       (858)
     Value of 6.75% notes issued in the exchange (at estimated market value)                 (19,922)
     ----------------------------------------------------------------------------------------------------
     Gain on exchange of preferred stock in connection with Xetava merger                  $ 225,008
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

NOTE 4 - DISCONTINUED OPERATIONS

         On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11.4 million in cash and a one-year, $0.6 million secured note. The note is secured by our former interests in the two partnerships that were sold to our partners or their affiliates. We recognized a gain on the disposal of discontinued operations on these transactions of approximately $6.2 million ($5.6 million net of taxes). We also recognized a gain on discontinued operations of $0.3 million, which represents the results of operations of the three properties until their sale on May 27, 1999. The debt related to these real estate properties ($25.7 million at March 31, 1999) was either repaid, transferred to or assumed by another party in connection with the sale. Revenues for the real estate segment for the period from April 1, 1999 to their sale in May 1999 were $2.8 million compared to revenues for the three and nine months ended December 31, 1998 of $2.6 million and $7.5 million, respectively.

         We received, as part of the proceeds on the sale in August 1996 of our discontinued pharmacy benefit management operation, a right to an additional minimum payment of $2.5 million that was due at any time after August 2, 1997. This payment could increase up to $5.0 million based on certain criteria after an initial public offering of the pharmacy benefit management operation. In August 1999, we collected the $5.0 million payment after the unit's initial public offering and recognized a gain on the disposal of discontinued operations of $2.5 million less certain contingent incentive fees due primarily to former employees of the discontinued operation of approximately $0.2 million.

NOTE 5 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                        For the nine months ended
                                                                               December 31,
                                                                            1999          1998
     ----------------------------------------------------------------------------------------------
     Interest paid                                                        $    349    $    1,055
     Income taxes paid                                                         466            67
     Non-cash transactions:
       Note received on sale of real estate investments                        600             -
       Reduction in book value of redeemable preferred stock               264,081             -
       Value of common stock and warrants issued in Xetava merger            5,231             -
       Value of long-term debt issued in Xetava merger                      19,922             -
       Cumulative dividends in arrears accrued                              18,649        18,736
     ------------------------------------------------------------------ ------------- -------------
     ----------------------------------------------------------------------------------------------

         The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):

                                                                  December 31,      March 31,
                                                                      1999            1999
          -------------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                 $ 11,994       $   10,900
               Securities available for sale                           8,779           12,134
               Other investments, at cost                              1,288            1,438
               Other                                                   1,335            1,340
          -------------------------------------------------------------------------------------
                    Total                                           $ 23,396       $   25,812
          -------------------------------------------------------------------------------------

          Other long-term liabilities:
               Pension and postretirement benefits                 $   4,910       $   4,902
               Environmental liabilities                               1,273           1,357
               Liabilities related to discontinued operations          2,611           3,486
               Other                                                   2,118           2,210
          -------------------------------------------------------------------------------------
                    Total                                           $ 10,912        $ 11,955
          -------------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         On April 14, 1998, we announced that we would merge with and into our wholly-owned subsidiary, Xetava. Under the proposed merger, our existing common and preferred stockholders would have received new common stock of Xetava. In late April 1998, a preferred stockholder and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court of Chancery against us, Xetava and seven of our directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption IN RE AVATEX CORPORATION SHAREHOLDERS LITIGATION, C.A. No. 16334. The lawsuits challenged our merger with and into Xetava. In August 1998, the Delaware Supreme Court ruled that the holders of our convertible preferred stock have the right to vote separately as a class on our proposed merger into Xetava, as it was structured and announced by us on April 14, 1998. Following these events, our management considered various alternatives to the proposed merger and ultimately negotiated and entered into agreements with certain large holders of our preferred stock relating to the terms of a revised merger between us and Xetava and the settlement of the preferred stockholders' litigation against us. These lawsuits were settled on December 7, 1999 (see Note 3 for a discussion of the settlement agreements).

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

         On March 1, 1994, we announced that we had proposed a merger in which FoxMeyer Corporation ("FoxMeyer") would be merged with and into a wholly-owned subsidiary of ours, making FoxMeyer a wholly-owned subsidiary. Shortly after the announcement, class action lawsuits were filed against us, FoxMeyer and certain of FoxMeyer's officers and directors in the Delaware Court of Chancery. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996. The amended complaint alleged that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that we could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleged that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. In January 2000, we entered into a settlement agreement under which we will pay the plaintiff class the amount of approximately $1.4 million, a portion of which will be paid by the directors' insurance carrier. The settlement is subject to the approval of the Delaware Court.

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

         We and our Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in GROSSMAN V. FOXMEYER HEALTH CORP., ET AL., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. As initially filed, the lawsuit purports to be brought on behalf of all holders of our common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the ZUCKERMAN action described above. Following the court's denial of the plaintiff's motion to certify a class of holders of our stock, we reached a settlement with the plaintiff under which we will pay a de minimus amount and the lawsuit will be dismissed. A portion of the settlement will be paid by our directors' insurance carrier.

         In 1997, the bankruptcy trustee and certain creditors of our 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one defendant. In January 2000, the United States District Court for the

Northern District of Illinois entered an amended order in the bankruptcy trustee's lawsuit, which found that the Bankruptcy's Court's conclusions of law were correct with the exception of the trustee's failure to state a cognizable claim. The same order also affirmed the Bankruptcy Court's dismissal of the lawsuit brought by certain of Ben Franklin's lenders. In the third lawsuit, pending in Illinois state court, the court dismissed the plaintiffs' third amended complaint without prejudice, and the plaintiffs filed a fourth amended petition in December 1999. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

         In April 1998, the Trustee of the FoxMeyer and FoxMeyer Drug Company bankruptcy estates filed a lawsuit against the five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We have agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer. The Delaware Bankruptcy Court has entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

         On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under Case No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were holders of our Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey Butler and Melvyn Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to our stockholders, (ii) the compensation arrangements between us and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused our subsidiaries and affiliates to improperly purchase our common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as it was brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. In October 1999, the defendants moved for summary judgment, and a hearing on the motion was held on January 26, 2000. The court has not yet ruled on this motion. Subject to our rights of reimbursement under the applicable directors' insurance policies, we have been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, our charter and by-laws, and the terms and conditions of Indemnification Agreements between us and certain of the defendants.

         There are various other pending claims and lawsuits arising out of the normal conduct of the our businesses. In our opinion, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE 7 - SEGMENT INFORMATION

         We currently operate in only one segment, as defined under Statement of Financial Accounting Standards ("SFAS") No. 131, which consists of owning interests in other corporations and partnerships. We review the results of each of our investments, review new investment opportunities and allocate resources to these current or new investments based on this review and our current financial situation.

         We have no foreign source revenues. Interest and dividend income and other income are derived primarily from investments we have made.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41% owned affiliate, Chemlink Acquisition Company, LLC, we own approximately 38% of Chemlink Laboratories, LLC. Chemlink Laboratories is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

         At our Annual Meeting of Stockholders held on December 6, 1999, our common and former preferred stockholders approved our merger with our wholly-owned subsidiary, Xetava Corporation, under an Amended and Restated Agreement and Plan of Merger that was executed on June 18, 1999 and subsequently amended on October 19, 1999 (the "Revised Merger Agreement"). The Revised Merger Agreement amended and restated the Agreement and Plan of Merger between us and Xetava dated April 9, 1998. Holders of approximately 76% of the shares of each series of our former preferred stock and holders of approximately 65% of the shares of our common stock voted in favor of the merger.

         The merger was consummated on December 7, 1999. Under the Revised Merger Agreement, our former preferred stockholders received in exchange for their preferred stock either new Class A common stock or, alternatively, a combination of cash, secured notes, warrants and other consideration (the "Alternate Consideration"). Our then existing common stockholders received new Class A common stock on a one-for-one basis for their common stock. In addition, the three Delaware lawsuits filed in connection with the April 1998 merger agreement were settled, and the four directors previously elected by our preferred stockholders to our Board of Directors resigned effective December 7, 1999. As a result of the merger, our two former series of preferred stock were eliminated.

         Under the Revised Merger Agreement, each share of our former convertible preferred stock was either converted into 9.134 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $3.7408 in cash, $8.34 principal amount of 6.75% notes due 2002 issued by our wholly-owned subsidiary, Avatex Funding, Inc., and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our former Series A preferred stock was either converted into 7.253 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share. In addition, the holders of shares of both of our former series of preferred stock who elected the Alternate Consideration received a deferred contingent right to a portion of any net recovery that we may receive in certain litigation brought by us against McKesson and a number of large pharmaceutical manufacturers. The deferred contingent right entitles the electing former preferred stockholders to receive their pro-rata share of, for our former convertible preferred stock, 2.6% of any net recovery, if any, up to a maximum of approximately $984 ($1.84 per share of preferred stock previously held), and, for our former Series A preferred stock, 14.2% of any net recovery up to a maximum of approximately $5,342 ($1.46 per share of preferred stock previously held). In accordance with these exchange ratios, we paid approximately $12,862 in cash, issued approximately $28,676 face amount of 6.75% notes and issued warrants to purchase 2,319,334 shares of Class A common stock to our former preferred stockholders who elected the Alternate Consideration.

         Avatex Funding is our wholly-owned subsidiary, which has a separate corporate existence from us, whose sole purpose is to issue the 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor pledged to secure the notes. Avatex Funding does not have any other material assets or liabilities not related to the 6.75% notes. The Phar-Mor common stock was transferred from us to Avatex Funding prior to the merger. The principal of the notes is due on December 7, 2002, and the interest is payable semi-annually on June 15 and December 15 in cash. The notes were recorded at their estimated discounted value of $19,922. The discount is being amortized on an effective yield basis of 21% over the term of the notes. We also guarantee the notes. The 1,132,500 shares of Phar-Mor that are currently held as collateral for our note to the FoxMeyer Bankruptcy Trustee (the "Trustee") will be transferred to Avatex Funding and pledged as additional collateral to secure the 6.75% notes if and when the Trustee note is paid in full. The warrants issued in the merger will expire March 7, 2005.

         Our former preferred stockholders who did not elect to receive the Alternate Consideration in the Xetava merger were issued 5,830,873 shares of Class A common stock. With the 13,806,487 shares of our former common stock that were converted to the same number of Class A common stock, a total of 19,637,360 shares of our Class A common stock were issued.

         In connection with the merger, we entered into settlement, stockholder and voting agreements with the former preferred stockholder plaintiffs in the three Delaware lawsuits that were pending against us, Xetava and certain of our directors relating to the April 1998 proposed merger. Under the Stipulation of Settlement entered into by us and the plaintiffs in the class action lawsuits on behalf of all holders of our former preferred stock and by the plaintiff in the non-class action lawsuit, all three Delaware lawsuits were settled and we paid $1,100 of plaintiffs' attorneys' fees. One of the plaintiffs also received $300 in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with another plaintiff and another party, these parties and their affiliates and associated companies received $600 in exchange for a ten year standstill agreement, a general release of liabilities and other consideration.

         As a result of the transactions discussed above, we recognized a gain of $225,008 in stockholders' equity on the exchange of the preferred stock in connection with the Xetava merger.

         Phar-Mor purchased 2,862,400 shares of our common stock during the quarter ended December 31, 1999 at $2.00 per share. As a result of this transaction, Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock.

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

         We received, as part of the proceeds on the sale of our discontinued pharmacy benefit management operation in August 1996, a right to an additional minimum payment of $2,500 that was due at any time after August 2, 1997. This payment could increase to $5,000 based on certain criteria after an initial public offering of the pharmacy benefit management operation. In August 1999, we collected the $5,000 payment after the unit's initial public offering and recognized a gain on the disposal of discontinued operations of $2,500 less certain contingent incentive fees due primarily to former employees of the discontinued operation of $186.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 1998

OPERATING COSTS

         Operating costs including depreciation and amortization increased $590 to $2,337 for the quarter ended December 31, 1999 compared to $1,747 for the quarter ended December 31, 1998. Operating costs increased $905 to $6,612 for the nine months ended December 31, 1999 compared to $5,707 for the nine months ended December 31, 1998. Increased expenses were primarily the result of higher costs ($1,786 and $1,429 for the three and nine months ended December 31, 1999, respectively) associated with the Xetava merger. The increase was due primarily to the $1,100 in legal fees paid to plaintiffs' lawyers and $900 paid for standstill agreements related to settling the three Delaware lawsuits described above partially offset by lower legal and consulting fees related to the merger in the current periods. The increase in expense related to the Xetava merger was partially offset by lower costs than in the prior year primarily for salaries and benefits and for other legal expenses not related to the merger. Our legal costs would have increased except for settlement payments made by certain defendants in our lawsuit against McKesson and certain pharmaceutical manufacturers and from reimbursement by an insurance carrier of certain legal fees previously incurred in the pending derivative litigation. The increase in legal costs before these payments resulted primarily from additional work involved in settling our stockholder lawsuits, as noted in Note 6 to the accompanying condensed consolidated financial statements, and pursuing our claims against McKesson. Compensation costs have decreased as a result of the separation from us of two of our officers at the end of June 1999.

OTHER INCOME (EXPENSE)

         Other income of $206 for the three months ended December 31, 1999 was the result primarily of a $200 payment received on an investment that had been written off in a prior fiscal year. Other expense of $150 for the three months ended December 31, 1998 related primarily to a reduction of $156 in the carrying value of our investment in Imagyn Medical Technologies, Inc. ("Imagyn") to its market value. Other expense of $87 for the nine months ended December 31, 1999 related to a $1,077 reduction in the carrying value of our investment in Imagyn and a write-down in the carrying value of an investment in a non-public company of $150 partially offset by $1,140 in income consisting primarily of $576 in gains on the sale of securities sold during the period, a royalty payment of $350 and a $200 recovery on an investment written off in a prior fiscal year. Our equity interest in Imagyn was eliminated in its Chapter 11 Plan of Reorganization during the quarter. Other expense of $2,540 for the nine months ended December 31, 1998 related to a $2,490 reduction in the carrying value of our investment in Imagyn to its market value and a write-down of $1,591 in the carrying value of an investment in a non-public company partially offset by $1,541 in gains principally from recoveries on investments which had been written-off in prior periods and a royalty payment received.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income increased $124 to $616 for the three months ended December 31, 1999 compared to $492 for the three months ended December 31, 1998. Interest income increased $92 and dividend income increased $32. Interest income on investments increased $162 primarily due to additional funds available to invest from proceeds from the sale of the real estate properties and the $5,000 payment discussed above as well as interest on new note receivables made in the current fiscal year to companies in which we have made equity investments. This income was partially offset by a $70 decrease in interest income earned in the prior year on a receivable that was part of a settlement with National Steel Corporation ("NSC"), which was paid in full in November 1998. For the nine months ended December 31, 1999, interest and dividend income increased $48 to $1,700 compared to $1,652 for the nine months ended December 31, 1998. Dividend income increased $96 as compared to the prior year from additional amounts invested in the same preferred stock as held in the prior year. Interest income decreased $48 when compared to the prior year primarily as a result of a $307 decrease in interest income from the NSC receivable partially offset by additional interest earned on other investments. The average balance of these other investments had increased approximately $6,000 when compared to the prior year due mainly to the additional funds available to invest in the current year as discussed above. The increased amount available to invest was partially offset by a decrease in the interest rate earned during the nine month period of about 0.1%.

INTEREST EXPENSE

         Interest expense increased $292 to $481 for the three months ended December 31, 1999 compared to $189 for the three months ended December 31, 1998. Interest expense increased primarily as a result of the $267 in interest expense on the 6.75% notes issued in December 1999 as discussed above and the impact of compounding on the note payable to the Trustee. Interest expense increased $276 to $860 for the nine months ended December 31, 1999 compared to $584 for the nine months ended December 31, 1998. Interest expense increased due primarily to the interest on the 6.75% notes.

EQUITY IN INCOME OF AFFILIATES

         Equity in income was $3,057 and $167 for the three and nine months ended December 31, 1999, respectively, compared to equity in income of $1,290 and $940 for the three and nine months ended December 31, 1998. The change in equity in income of affiliates was primarily the result of our equity in earnings at Phar-Mor. For the quarter, earnings from our equity investment in Phar-Mor were $1,679 higher than in the prior year due primarily to an increase of approximately $1,227 in our equity in Phar-Mor's investment income. For the nine months, our equity in Phar-Mor's earnings were $688 lower than in the prior year. This decrease was the result of our equity in Phar-Mor's operating earnings being approximately $2,954 lower than in the prior year due to lower profit margins and higher overhead and interest expense. Part of this unfavorable variance was caused by the integration of the Pharmhouse acquisition. This decrease was partially offset by our equity interest of approximately $2,266 in additional investment income earned by Phar-Mor during the nine months ended December 31, 1999.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         The $334 loss on discontinued operations for the three months ended December 31, 1998 related entirely to the real estate segment. There were no operations in this segment for the comparable period in the current fiscal year. Gain on discontinued operations was $259 for the nine months ended December 31, 1999 compared to $235 for the nine months ended December 31, 1998. These amounts also only related to the discontinued real estate segment. The results are not comparable as we owned the real estate properties for only two months during the current fiscal year compared to the whole period in the prior fiscal year.

         The loss on disposal of discontinued operations for the three months ended December 31, 1999 resulted from a fee paid in connection with the contingent payment received in the prior quarter from the sale of a discontinued operation, as discussed in the "Overview" section above. For the nine months ended December 31, 1999, the $7,872 gain includes the gain on the contingent payment of $2,314 and the gain on the disposal of the real estate segment of $5,558, net of taxes.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $5,762 and $20,912 for the three and nine months ended December 31, 1999, respectively, compared to $7,127 and $20,876 for the three and nine months ended December 31,

1998. The preferred stock was eliminated as of December 7, 1999 as part of the merger with Xetava as discussed above. The accrual of the cumulative dividend was, therefore, only for a partial period in the current fiscal year. The Xetava merger also resulted in a $225,008 gain in connection with the exchange of preferred stock for either the new Class A common stock or the Alternate Consideration.


                         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had cash and short-term investments of approximately $17,307. In addition, we have approximately $6,698 of cash investments which will mature in January and February 2000 which are carried in "Other current assets" in the balance sheet. During the nine months, we loaned approximately $1,200 to companies in which we had previously invested.

         Our debt consists of a note payable to the FoxMeyer Chapter 7 Bankruptcy Trustee and the debt issued in the merger with Xetava by Avatex Funding, Inc. All the debt of real estate partnerships has been repaid, transferred to or assumed by other parties in connection with the sale. During the quarter, our two issues of redeemable preferred stock outstanding were exchanged for our new Series A common stock or the Alternate Consideration as discussed above. The note due to the Trustee is payable in October 2000 and is carried in "Current portion of long-term debt" in the balance sheet at December 31, 1999. The issuance of the 6.75% notes by Avatex Funding will require payments of interest semi-annually in cash with the principal balance due in three years from the date of issuance. Since we have guaranteed the 6.75% notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we may make capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. The semi-annual interest payment will be approximately $968.

         For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses, the amounts and timing of which are uncertain. We will likely be required to fund any cash to be paid to Avatex Funding note holders. We expect to receive cash from the collection of receivables and from interest and dividend income earned on our investments.

         We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, will continue to invest in publicly and privately held companies which we believe would be worthwhile investments. In addition, we may pursue the acquisition of an operating company. There may be restrictions imposed on our ability to make certain types of investments and on other activities as a result of our merger with Xetava.

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


                                      OTHER

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. We do not believe the impact from the adoption of SFAS No. 133 will be material.

         There have been no material changes in the Quantitative and Qualitative Disclosures about Market Risk since March 31, 1999, except that our investments in available for sale securities other than redeemable preferred stock at December 31, 1999 were $5.6 million compared to $9.5 million at March 31, 1999; the interest rate on the variable rate note payable to the Trustee has increased to 8.5% at December 31, 1999 from 7.75% at March 31, 1999; and we issued new 6.75% notes in connection with the Xetava merger as discussed above.

         What is commonly referred to as the "Year 2000" issue related, in part, to many hardware and software systems that used only two digits to represent the year being unable to recognize dates beyond 1999. Our internal systems were Year 2000 compliant. We have not suffered any disruptions in services provided by our outside vendors. Based on results of conversations with companies in which we have invested, they also have not suffered any material losses as a result of Year 2000 failures. At this time, it appears the Year 2000 issue has not had any material impact on our operations.

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

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

         With respect to the matters reported in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999, and in our Quarterly Reports on Form 10-Q/A for June 30, 1999 and Form 10-Q for September 30, 1999, the following additional information is provided:

         McKesson/Vendor Litigation. With respect to the Texas lawsuit we brought against McKesson and certain pharmaceutical manufacturers, we have now entered into settlement agreements with a total of four manufacturer defendants, under which we received or will receive confidential settlement payments.

         1994 Merger Litigation: With reference to the Delaware lawsuit filed in 1994 relating to the merger of FoxMeyer Corporation into a wholly-owned subsidiary of ours, in January 2000, we entered into a settlement agreement under which we will pay the plaintiff class the amount of $1,450,000 and the lawsuit will be dismissed. A portion of the settlement payment will be paid by the FoxMeyer Corporation directors' insurance carrier. The settlement is subject to the approval of the Delaware Court of Chancery.

         1996 Stockholder Litigation. With reference to lawsuit styled GROSSMAN
V. FOXMEYER HEALTH CORP., following the Court's denial of the plaintiff's motion for class certification, we reached a settlement with the plaintiff under which we will pay the plaintiff a de minimus amount and the lawsuit will be dismissed. A portion of the settlement will be paid by our directors' insurance carrier.

         Preferred Stockholder Litigation. With reference to the lawsuits filed by certain of our preferred stockholders relating to our April 1998 proposed merger with Xetava Corporation, the Delaware Court of Chancery approved the settlement of the lawsuits in connection with the terms of our revised merger with Xetava that closed on December 7, 1999.

         Derivative Litigation. With reference to the purported derivative litigation filed by certain of our preferred stockholders against ten of our current and former directors, a hearing on the defendants' motion for summary judgment was held on January 26, 2000. The court has not yet ruled on the motion.

         FoxMeyer Corporation. With reference to the lawsuit the FoxMeyer Corporation bankruptcy trustee brought against the five former directors of FoxMeyer Corporation, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the trustee against other persons and entities related to the FoxMeyer Corporation bankruptcy cases.

         Ben Franklin Litigation. With reference to the three lawsuits relating to Ben Franklin Retail Stores, Inc. ("Ben Franklin"), in January 2000, the United States District Court for the Northern District of Illinois entered an amended order in the lawsuit commenced by Ben Franklin's bankruptcy trustee, which found that the Bankruptcy Court's conclusion of law were correct with the exception of the trustee's failure to state a legally cognizable claim. In the lawsuit commenced by certain of Ben Franklin's lenders, the same order affirmed the Bankruptcy Court's dismissal of Counts I and II of the complaint filed in that case for failure to plead fraud with particularity, its dismissal of Count III for failure to state a claim upon which relief can be granted, and its dismissal of Count IV both for failure to plead fraud with particularity and for failure to state a claim upon which relief can be granted. In the third lawsuit, pending in Illinois state court, the court entered an order in October 1999 dismissing the plaintiff's third amended complaint without prejudice, and the plaintiffs filed a fourth amended petition in December 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As a result of the closing of our merger with Xetava on December 7, 1999, holders of our pre-existing common stock, par value $5.00 per share, and holders of our $5.00 cumulative convertible preferred stock and our $4.20 cumulative exchangeable preferred stock that did not elect to receive cash, 6.75% notes, warrants and other consideration in the merger, received shares of our new Class A common stock, par value $.01 per share. Except for the reduction in par value, our Class A common stock is substantially similar to our pre-existing common stock. The terms of the notes, warrants and other consideration are described in Part I above and are incorporated herein by reference.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

         As a result of the closing of our merger with Xetava on December 7, 1999, our $5.00 cumulative convertible preferred stock and our $4.20 cumulative exchangeable preferred stock ceased to be outstanding and there are no longer any dividend arrearages with respect to our preferred stock.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         We held our annual meeting on December 6, 1999. At the annual meeting, our common and preferred stockholders voted on a proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of June 18, 1999, by and between Xetava Corporation and us, as amended by Amendment No. 1 dated October 19, 1999, and our common stockholders also voted on the election of directors.

         The votes for, against and abstaining on the merger proposal were as follows:

         Common Stock:
                  ---------------------------------------------------------------
                  For:                                             8,941,754

                  ---------------------------------------------------------------
                  Against:                                            90,815

                  ---------------------------------------------------------------
                  Abstain:                                            42,792

                  ---------------------------------------------------------------
                  Broker Nonvotes:                                 4,192,274

                  ---------------------------------------------------------------

         $5.00 Cumulative Convertible Preferred Stock:
                  ---------------------------------------------------------------
                  For:                                               493,290

                  ---------------------------------------------------------------
                  Against:                                            17,996

                  ---------------------------------------------------------------
                  Abstain:                                               696

                  ---------------------------------------------------------------
                  Broker Nonvotes:                                   140,291

                  ---------------------------------------------- ----------------

         $4.20 Cumulative Exchangeable Preferred Stock
                  ---------------------------------------------------------------
                  For:                                             3,282,277

                  ---------------------------------------------------------------
                  Against:                                            28,799

                  ---------------------------------------------------------------
                  Abstain:                                            13,902

                  ---------------------------------------------- ----------------
                  Broker Nonvotes:                                   987,374

                  ---------------------------------------------------------------

         The following two individuals were elected by our common stockholders to serve as directors until the annual meeting of stockholders in the year 2001, and the number of votes cast for or withheld for each of these individuals was as follows:

                  ---------------------------------------------------------------
                                                    Number of Votes
                                                          For          Withheld
                  ---------------------------------------------------------------
                  William A. Lemer                    13,124,165        124,197
                  ---------------------------------------------------------------
                  John L. Wineapple                   13,125,513        122,849
                  ---------------------------------------------------------------

         The following two individuals were elected by our common stockholders to serve as directors until the annual meeting of stockholders in the year 2002, and the number of votes cast for or withheld for each of these individuals was as follows:

                  ---------------------------------------------------------------
                                                    Number of Votes
                                                          For          Withheld
                  ---------------------------------------------------------------
                  Abbey J. Butler                     13,123,854        124,509
                  ---------------------------------------------------------------
                  Melvyn J. Estrin                    13,125,125        123,237
                  ---------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                27      -  Financial Data Schedule

         (b)  REPORTS ON 8-K

                 We filed the following Current Report on Form 8-K during the three months ended December 31, 1999:

                 We filed a Current Report on Form 8-K dated December 7, 1999, which described the consummation of our merger with Xetava Corporation and the exchange of our outstanding preferred stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVATEX CORPORATION

         February 9, 1999             By:  /s/ Grady E. Schleier
                                         -------------------------------------
                                          Grady E. Schleier
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)