Form 10-K
period 2000-03-31
AVATEX CORP
filed 2000-05-26
CIK 716644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                               TITLE OF EACH CLASS
Class A Common Stock, par value $.01 per share
Warrants to Purchase Class A Common Stock at $2.25 per share
6.75% Notes of Avatex Funding, Inc. due December 7, 2002 Guaranteed by Avatex Corporation

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X  No
                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. __

On May 23, 2000, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $5,912,000.

On May 23, there were 19,637,360 shares of the registrant's common stock outstanding before deducting 1,900,263 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41% owned affiliate, Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38% of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

         We were incorporated in Delaware on September 27, 1982, under the name National Intergroup, Inc. We were formed to effect a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries. On September 13, 1983, NSC was merged into one of our subsidiaries and the stockholders of NSC became our stockholders. We sold substantially all of our investment in NSC and related metals operations by fiscal 1991 and invested in distribution businesses, principally FoxMeyer Corporation ("FoxMeyer"). On August 27, 1996, our subsidiary, FoxMeyer, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 8, 1996, the Bankruptcy Court approved the sale of the principal assets of FoxMeyer and FoxMeyer Drug Company ("FoxMeyer Drug") to McKesson HBOC, Inc. ("McKesson"). On March 18, 1997, the FoxMeyer Chapter 11 cases were converted into Chapter 7 liquidation cases.

         We have also been involved in making significant investments in other operating activities. Since fiscal 1993, we have made investments in various real estate properties and loans. The last of these investments was sold in May 1999. In September 1995 and September 1997, we directly and indirectly acquired certain equity investments in Phar-Mor and currently own approximately 38.4% of Phar-Mor's outstanding common stock. In the last three fiscal years, we and Phar-Mor have made equity investments in Chemlink through CLAC and currently own on a combined basis approximately 38.4% of Chemlink's outstanding interests.

         On June 18, 1999, we announced that we had reached an agreement with the holders of a majority of our two former series of preferred stock on the terms of a revised merger between us and Xetava Corporation ("Xetava"), a wholly-owned subsidiary of ours, and the settlement of three lawsuits brought by certain holders of our former preferred stock against us and Xetava relating to a previously proposed merger transaction. The merger was completed and the lawsuits settled on December 7, 1999. As a result of the merger, our two former series of preferred stock were eliminated. See disclosures in Items 7 and 8 concerning our merger and its impact on us.

                             DESCRIPTION OF BUSINESS

         Cautionary Statement under the Private Securities Litigation Reform Act of 1995: This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that we may be unable to implement our strategies to continue as a going concern. In industries in which we operate or invest, we also face risks associated with competitive pressures; the ability of the management of the companies in which we have invested to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, our business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in our reports and statements we have filed from time to time with the Securities and Exchange Commission (the "SEC"), including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

         Our fiscal year ends on March 31; therefore, references to fiscal 2000 or 2000, fiscal 1999 or 1999, etc. herein refer to our fiscal year ending on March 31 of that year.

REAL ESTATE

         We made certain investments in real estate through limited partnerships. These limited partnerships, for the most part, were controlled by wholly-owned subsidiaries of ours which held 50% partnership interests in these limited partnerships. The limited partnerships were engaged in the buying, holding, operating and disposing of real estate. On May 12, 1999, we announced we had reached an agreement to sell our interests in our three remaining real estate developments. At the closing of the sale on May 27, 1999, we received $11.4 million in cash and a one-year, secured note in the amount of $0.6 million. See "Item 7. Overview" and Note C to the consolidated financial statements. As a result of the sale of all of our interests in these real estate properties, our real estate activities are accounted for as a discontinued operation.

EQUITY INVESTMENT IN PHAR-MOR, INC.

         We own approximately 38.4% of Phar-Mor's outstanding common stock. Phar-Mor operates a chain of 139 discount retail drugstores in 24 states, under the names "Phar-Mor", "Pharmhouse" and "The Rx Place", devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. Approximately 55% of Phar-Mor stores are located in Pennsylvania, Ohio, New York and New Jersey, and 22% are located in Virginia, West Virginia, North Carolina and South Carolina. Phar-Mor has also made investments in various pharmacy-related internet sites.

         During fiscal 1999, Phar-Mor acquired 2,086,200 shares of our common stock at a cost of approximately $5.0 million. On December 6, 1999, Phar-Mor also acquired an additional 2,862,400 shares of our common stock for approximately $5.7 million. This brings Phar-Mor's ownership to 25.2% of our issued Class A common stock. To the extent that we own 38.4% of Phar-Mor, we have treated an equivalent amount of Phar-Mor's cost of our common stock similar to treasury stock and have consequently reduced stockholders' equity. We also have reduced the number of shares outstanding when calculating earnings per share to reflect our 38.4% equity ownership interest in our own Class A common stock owned by Phar-Mor.

EQUITY INVESTMENT IN CHEMLINK

         We, through CLAC and Phar-Mor, hold the equivalent of an approximate 38.4% combined interest in Chemlink, which is principally engaged in the development, manufacture and distribution of effervescent tablet formulations for use in cleaning, disinfectant and sterilization applications. Chemlink is a development stage company. In addition to the original investments by CLAC of $7.2 million in March and December 1998, an investment of approximately $0.5 million was made by CLAC in January and February 2000. CLAC also forgave approximately $0.1 million of indebtedness owed to CLAC by Chemlink. The additional investment in 2000 did not change CLAC's 50.0% ownership percentage in Chemlink. We have a direct interest of 41.1% in CLAC, and Phar-Mor owns a 35.8% interest in CLAC. In addition to our original investment of $3.0 million in CLAC for our 41.1% interest, we invested approximately $0.2 million in 2000. The additional investment in 2000 did not change our ownership percentage in CLAC.

OTHER

         We held an approximate 11.4% common stock interest in Carson, Inc. ("Carson"), a global manufacturer of ethnic hair care products. An offer to acquire Carson at $5.20 per share was made by a subsidiary of L'Oreal in February 2000. The transaction is subject to customary approvals, including approval under the Hart-Scott-Rodino Anti-Trust Improvements Act, and receipt of a majority of Carson's common stock outstanding.

         We own the equivalent of an approximate 12.8% fully-diluted interest in RAS Holding Corp. ("RAS"), assuming conversion of all the outstanding RAS preferred stock and the exercise of all the outstanding RAS options and warrants. RAS is a privately held corporation involved in the development and distribution of medical optical devices. We have invested a total of $2.3 million in several purchases of convertible preferred stock of RAS beginning with an original investment in April 1998.

         We own the equivalent of an approximate 12.0% interest, on a fully-diluted basis, in iLife Systems, Inc. ("iLife"), which is a privately held corporation that develops, manufactures and markets miniature continuous-wear vital signs monitors that combine proprietary sensor and wireless data transmission technologies. We originally invested approximately $1.3 million in December 1997 in a convertible preferred stock. In addition, we loaned approximately $1.8 million to iLife during the fiscal year and received a convertible secured note in that amount and a warrant to purchase 1,752,588 shares of common stock at $1.30 per share.

         We have an approximate 3.8% indirect ownership interest in AM Cosmetics, Inc. ("AM"), a leading privately held manufacturer of low cost cosmetics. AM has recently emerged from a reorganization which reduced our ownership in the company to its current level.

         We own approximately $1.6 million of preferred stock of HPD Holdings Corp. ("HPD"), which is a privately held corporation whose subsidiary manufactures, sells and distributes household product lines. At the time of our initial investment in April 1998, we also received 2.5% of the common stock of HPD. In February and April 2000, we invested approximately $0.1 million in a subordinated debenture of HPD. In addition, we received warrants to purchase additional common stock of HPD at $.01 per share that expire February 1, 2010. We would own approximately 2.3% of the common stock of HPD assuming exercise of all outstanding options and warrants.

         The interests in HPD and RAS noted above are our direct interest and do not give effect to Phar-Mor's investments in these same companies. Phar-Mor has an approximate 6.8% interest in RAS on a fully-diluted basis and also owns approximately $1.6 million of the preferred stock and 2.3% of the common stock of HPD on a fully diluted basis.


                            ENVIRONMENTAL REGULATION

         We, like many other enterprises, are subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect our previously sold or discontinued operations where we retained all or part of any environmental liabilities on conditions existing at the date of sale.

         It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by us for certain of our former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by us, the unknown extent of our probable liability in proportion to the probable liability of other parties. Moreover, we may have environmental liabilities that we cannot, in our judgment, estimate at this time and that losses attributable to remediation costs may arise at other sites. We recognize that additional work may need to be performed to ascertain the ultimate liability for such sites, and that further information may change our current assessment. See Note O to our consolidated financial statements and "Item 3. Legal Proceedings" contained herein for a discussion of outstanding environmental actions.


                                    EMPLOYEES

         We employed 10 persons at March 31, 2000.


ITEM 2.  PROPERTIES

         Our executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, contains approximately 8,997 square feet of space under a lease agreement that expires in December 2001. We license approximately 57% of such office space to other entities in which we have invested.

ITEM 3.  LEGAL PROCEEDINGS


MCKESSON/VENDOR LITIGATION

         On January 10, 1997, we filed a ten count lawsuit against McKesson and certain major pharmaceutical manufacturers styled FOXMEYER HEALTH CORPORATION V. MCKESSON CORPORATION, ET AL., Cause No. 9700311, in the 95th Judicial District Court of Dallas County, Texas (the "McKesson Litigation"). In November 1998, we filed an amended petition, in which we withdrew three of the counts asserted in our original petition. As amended, we allege in the McKesson Litigation, among other things, that McKesson and the pharmaceutical manufacturers conspired to drive our pharmaceutical distribution subsidiary, FoxMeyer Drug, out of business, and that McKesson obtained confidential financial and competitive information and used the information to cause damage to us. We seek to recover in excess of $400 million in compensatory damages, plus punitive damages. In February 1997, certain defendants removed the lawsuit to the United States Bankruptcy Court for the Northern District of Texas and moved to transfer the McKesson Litigation to the United States Bankruptcy Court for the District of Delaware as a proceeding related to the Chapter 11 case of FoxMeyer Drug. On August 27, 1997, the Dallas Bankruptcy Court entered an order denying the defendants' motion to transfer and, on November 17, 1998, the Court granted our motion to remand the McKesson Litigation back to Texas state court. As a result of a decision by the Delaware Bankruptcy Court (described below), the Dallas Bankruptcy Court also dismissed counts one, two and three of the Texas lawsuit to the extent that the claims were brought by us. On May 18, 1999, the United States District Court for the Northern District of Texas affirmed the Dallas Bankruptcy Court's remand decision and denied as moot its decision not to transfer the McKesson Litigation to the Delaware Bankruptcy Court. The District Court has not yet ruled on our cross-appeal of the Dallas Bankruptcy Court's order dismissing counts one, two and three.

         In addition, on December 3, 1998, McKesson filed a counterclaim against us and a third party complaint against Bart A. Brown, Jr., the Chapter 7 Trustee (the "Trustee") of FoxMeyer and FoxMeyer Drug, and three of our current and former officers, Abbey J. Butler, Melvyn J. Estrin and Edward L. Massman. McKesson's counterclaims and third party claims allege fraudulent misrepresentation, negligent misrepresentation, breach of letter agreement and inducing breach of contract. We and the third party officer defendants believe that the counterclaim and the third party claims are without merit and will vigorously defend ourselves against such claims.

         On February 26, 1997, the Official Unsecured Creditors' Committee of the FoxMeyer and FoxMeyer Drug bankruptcy estates (the "Committee") filed a lawsuit against us in the Delaware Bankruptcy Court under Adversary No. 97-20. In the Delaware lawsuit, the Committee sought a declaration that the claims we asserted in the McKesson Litigation are property of the FoxMeyer and FoxMeyer Drug estates and an injunction barring us from continuing to prosecute the McKesson Litigation. The Trustee has succeeded to the interests of the Committee, and McKesson and the other Texas defendants subsequently intervened in the Committee's lawsuit. McKesson filed its own complaint and asserted that
(a) as of the commencement of the Chapter 11 cases in August 1996, the claims we asserted in the McKesson Litigation were property of the FoxMeyer and FoxMeyer Drug estates, and (b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug, the claims were transferred to McKesson. On August 24, 1998, the Delaware Bankruptcy Court denied the Texas defendants' first motion for summary judgment and ruled that the parties should return to Texas and move the McKesson Litigation forward as much as possible. On November 12 and 16, 1998, the Delaware Bankruptcy Court granted in part and denied in part the Texas defendants' second motion for summary judgment and ruled that we are judicially estopped from pursuing counts one, two and three of the McKesson Litigation (alleging fraud, negligent misrepresentation and conspiracy). The Delaware Bankruptcy Court also indicated that, if discovery shows that there is "substantial overlap" between the factual allegations underlying counts one, two and three and those underlying the remaining counts (alleging breach of confidential relationship, tortious interference with contract, interference with business and business disparagement), those counts may be barred as well. In response, the Texas defendants filed a renewed motion for summary judgment with respect to the remaining four counts of the lawsuit. On August 6, 1999, the Delaware Bankruptcy Court denied the renewed motion, ruling that "the parties should proceed to discovery and trial in Texas."

         Discovery is now underway before the Texas State Court. The Court has denied one of the defendant's motion for summary judgment on its affirmative defense of justification, and additional summary judgment mo-tions based on various issues, including ownership claims, lack of standing and no-evidence, are set for hearing in early June 2000. The case is set for trial in October 2000.

         We have entered into settlement agreements with four of the manufacturer defendants in the McKesson Litigation, under which we received confidential settlement payments.

1996 SHAREHOLDER LITIGATION

         We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, ET AL. V. FOXMEYER HEALTH CORPORATION, ET AL., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and former Series A and convertible preferred stock during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning FoxMeyer's National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. On March 31, 1998, the Court denied our motion to dismiss the amended complaint in the lawsuit. Discovery is proceeding in the lawsuit, and the parties are awaiting a ruling on the plaintiffs' class certification motion. We intend to continue to vigorously defend ourselves in the lawsuit.

DERIVATIVE LITIGATION

         On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Personnel and Compensation Committee, under No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were originally two holders of our former Series A preferred stock, and the lawsuit relates primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to our stockholders, (ii) the compensation arrangements between us and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused our subsidiaries and affiliates to improperly purchase our common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the Court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. The Court currently has under consideration the defendants' motion for summary judgment. Subject to our rights of reimbursement under the directors' insurance policies, we have paid the defense costs of the defendants in accordance with Delaware General Corporation Law, our charter and by-laws, and the terms and conditions of Indemnification Agreements between us and certain of the defendants.

NATIONAL ALUMINUM CORPORATION

         During the fiscal year ended March 31, 1990, we disposed of the operating assets of our subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, NAC retained responsibility for certain environmental matters, as described in paragraphs (a) through (f) below:

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

(b) FISHER-CALO. In October 1990, the Environmental Protection Agency (the "EPA") sent a Special Notice Letter to approximately 350 PRPs, including NAC, demanding payment of the EPA's past costs and requesting voluntary participation in performing or financing the remedial design/remedial action at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana. In August 1991, approximately 52 PRPs, including NAC, executed a Consent Decree to perform the remedial design/remedial action. Under the Consent Decree and Cost Sharing Agreement among the PRPs, NAC paid its allocated share of approximately $890,000 of the estimated $25 to $35 million total cost of the cleanup. Excluding any potential cost overruns, funding of the contribution action against the non-participating PRPs and annual administrative fees of approximately $2,500 to $4,000, NAC does not anticipate any additional material costs at the site.

(c) GRANVILLE SOLVENTS. In May 1995, a complaint was filed against NAC and others in the United States District Court for the Southern District of Ohio styled AT&T GLOBAL V. UNION TANK CAR CO., in which a PRP group seeks to recover costs incurred relating to the Granville Solvents site located in Granville, Ohio. In August 1995, NAC was dismissed as a defendant following its payment of approximately $18,000 for its allocated share of past costs and agreement to join the PRP group and participate in funding the remedial work at the site. NAC also signed an Administrative Order on Consent with the EPA. The total cost of the remaining remedial work at the site is estimated to be approximately $5 million, and NAC's allocated share is likely to be approximately 1.0% of the total remaining cost plus related litigation assessments for cost recovery actions against non-participating PRPs. NAC paid approximately $6,900 with respect to this site in its fiscal year ended March 31, 2000.

(d) GREEN RIVER. In January 1992, the EPA notified NAC that it was considered to be one of a number of PRPs with respect to the disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. With respect to costs associated with the investigation and remediation of the site, including the remedial investigation/feasibility study and the remedial action, NAC has paid a total of approximately $288,000 of the total estimated costs, including approximately $23,000 during its fiscal year ended March 31, 2000, and expects to continue to pay additional amounts, currently estimated at less than $20,000 per year, for ongoing operating and maintenance costs. In addition, in May 2000, NAC and a number of other parties received an amended demand from the EPA to recover certain of its costs incurred at the site in the aggregate amount of approximately $758,000. NAC believes that its share of such costs is unlikely to exceed $50,000 based on a volumetric allocation. Finally, at the direction of the EPA, the PRPs have agreed to undertake limited groundwater monitoring in an attempt to establish that groundwater remediation is unnecessary. Should groundwater remediation be necessary, NAC would allegedly be responsible for its volumetric share of the costs.
These costs cannot be estimated at this time.

(e) HASTINGS/AMERIMARK. The United States District Court for the Western District of Michigan previously ruled in favor of Amerimark Building Products, the successor to Hastings Building Products, Inc., that NAC is liable for 75% of response costs incurred to date and any further response costs related to mask wash contamination of soil and groundwater in the vicinity of a former NAC plant located in Hastings, Michigan. NAC paid approximately $56,000 of response costs during fiscal 2000. The soil vapor extraction system at the site has been discontinued with the approval of the Michigan Department of Environmental Quality. Owens Corning, the successor to Amerimark Building Products, has retained a new consultant to conduct confirmatory soil and groundwater sampling to verify that the remedial activities were successful and to obtain closure of the site from the state. Should additional groundwater remediation be necessary, NAC would allegedly be responsible for its volumetric share of the costs, which costs cannot be estimated at this time.

(f) ORGANIC CHEMICAL. In March 1991, NAC received notification that its former Hastings Aluminum Products division was considered to be one of a number of PRPs for wastes present at the Organic Chemical Site located near Grandville, Michigan. In the notice, the EPA requested NAC's voluntary participation in certain remedial actions and, in January 1992, the EPA issued an Administrative Order requiring NAC and approximately 150 other PRPs to perform remediation of operable unit one at the site. A group of PRPs, including NAC, has performed remediation at operable unit one. In March 1999, the PRP group executed a Consent Decree with respect to remediation of operable unit two. The Consent Decree was entered in February 2000. NAC paid approximately $46,000 of response costs during fiscal 2000, including payment of its share of EPA's past cost assessment. NAC anticipates that its remaining costs at the site will consist of
(i) NAC's 1.5% allocated percentage of quarterly groundwater monitoring costs at operable unit one, (ii) NAC's 1.5% allocated percentage of the total response costs at operable unit two, which are expected to be between $1.0 million and $2.5 million and paid over a number of years, and (iii) NAC's 1.5% allocated percentage of any future EPA oversight costs permitted under the Consent Decree, which NAC esti-mates to be de minimus. NAC also expects that it will not have to pay additional expenses in connection with cost recovery actions pending against non-participating PRPs, and that refund payments will be made to the PRPs in the near future.

BULL MOOSE TUBE COMPANY

         In August 1988, we sold all of the outstanding stock of Bull Moose Tube Company to Caparo, Inc. Caparo has indicated that it will seek indemnification from us for the costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, at which plant roads were allegedly sprayed with dioxin contaminated oil in 1973 and 1977. The contamination has been remediated under an EPA plan. In September 1999, Caparo advised us that (i) the EPA had demanded payment from Caparo of $217,652.02, plus interest, for the costs of removal and transportation (but not incineration) of contaminated soil at the facility and
(ii) Caparo was seeking indemnification from us for such amounts. We are attempting to determine if this latest amount includes all costs for which Caparo will seek indemnity and the extent to which we have valid defenses to the indemnity request.

FOXMEYER CORPORATION

         In April 1998, the Trustee filed a lawsuit against the five former directors of FoxMeyer in the Delaware Bankruptcy Court, alleging that the defendants breached their fiduciary duties in connection with the June 19, 1996 dividend of certain assets to us. The defendants have denied liability in the lawsuit and, in connection with the October 1997 settlement of a separate lawsuit brought by the Trustee against us relating to the dividend, the defendants received covenants not to execute from the Trustee. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases. We are paying the initial defense costs of the defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer.

BEN FRANKLIN RETAIL STORES, INC.

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain of our current and former officers and directors, and certain former officers and directors of Ben Franklin. We and our officers and directors were dropped as defendants. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all of the defendants except David Brainard. In December 1998, the Bankruptcy Court denied a motion to reconsider one of these opinions. In January 2000, the United States District Court for the Northern District of Illinois entered an amended order in the lawsuit commenced by the trustee, which found that the Bankruptcy Court's conclusions of law were correct with the exception of the trustee's failure to state a legally cognizable claim. In the lawsuit commenced by certain of Ben Franklin's lenders, the same order affirmed the Bankruptcy Court's dismissal of Counts I and II of the complaint filed in that case for failure to plead fraud with particularity, its dismissal of Count III for failure to state a claim upon which relief can be granted, and its dismissal of Count IV both for failure to plead fraud with particularity and for failure to state a claim upon which relief can be granted. In the third lawsuit, pending in Illinois state court, the court entered an order in October 1999 again dismissing the plaintiffs' third amended complaint without prejudice, and the plaintiffs filed a fourth amended complaint in December 1999, which is subject to another pending motion to dismiss. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

OTHER

         We also are a party to various other lawsuits arising in the ordinary course of business. We, however, do not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

Abbey J. Butler           Co-Chairman of the Board and Co-Chief Executive Officer
Melvyn J. Estrin          Co-Chairman of the Board and Co-Chief Executive Officer
Grady E. Schleier         Senior Vice President, Chief Financial Officer and Treasurer
John G. Murray            Vice President - Finance
Robert H. Stone           Vice President, General Counsel and Secretary


                                     PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Class A common stock is traded on the OTC Bulletin Board system. Prior to December 7, 1999, our previously issued common stock also traded on the OTC Bulletin Board system. Prior to February 1, 1999, our common stock traded on the New York Stock Exchange ("NYSE"). At April 30, 2000, we had 5,668 common stockholders of record. Information concerning the high and low market prices of our common stock and dividends declared for each quarter in the last two fiscal years are shown below. Prior to February 1, 1999, the prices presented are the high and low sales price as reported on the NYSE Composite Tape. After January 31, 1999, the prices presented are bid prices which represent prices quoted by broker-dealers on the OTC Bulletin Board system and do not necessarily reflect prices from actual transactions.

STOCK PRICES FOR FISCAL 2000 AND 1999

                                                                                              Dividends Declared Per
                                                        Market Price Range                            Share
                                        ------------------------- -------------------------- ------------ ------------
                                              Fiscal 2000                Fiscal 1999           Fiscal       Fiscal
                                        ------------------------- --------------------------
                                           High          Low          High          Low         2000         1999
                                        ------------ ------------ ------------- ------------ ------------ ------------
Common Stock  (Symbol: AVAT)
     1st Quarter                            $1 3/16     $0 11/16      $2 11/16     $1 13/16    $   0        $   0
     2nd Quarter                             1 5/16      0 15/16       2 1/16       0 7/8          0            0
     3rd Quarter                             1 3/8       0 13/16       1 3/16       0 5/8          0            0
     4th Quarter                             1 1/4       0 5/8         1 3/8        0 1/2          0            0
----------------------------------------------------------------------------------------------------------------------


         While there are no restrictions on the payment of dividends, we do not presently intend to pay any dividends on our common stock. Information about our common stock and our ability to pay dividends are incorporated herein by reference to Notes B, J and R to the consolidated financial statements contained herein in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary should be read in conjunction with the consolidated financial statements contained herein:

                       AVATEX CORPORATION AND SUBSIDIARIES
                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA


                                                                                       For the years ended March 31,
(In millions of dollars,  except per share amounts)                       2000         1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
      Operating costs                                                    $ 6.7        $ 7.3      $ 11.4       $ 5.0       $ 8.1
      Other income (expense)                                               0.4         (1.8)      (12.3)       11.9        20.2
      Interest and dividend income                                         2.2          2.1         1.6         1.0         1.1
      Interest expense                                                     2.1          0.8         3.0         4.2         5.1
      Income (loss) from continuing operations before
           National Steel Corporation, income tax provision,
           equity in income of affiliates and minority interest           (6.2)        (7.8)      (25.1)        3.7         8.1
      National Steel Corporation                                             -            -       (53.2)        9.6         3.3
      Income tax provision                                                   -            -           -        29.8         3.0
      Equity in income (loss) of affiliates                               (0.4)         1.2        (3.5)       (5.7)       (4.6)
      Minority interest in results of operations of
         consolidated subsidiaries                                           -            -           -        (2.8)        0.4
      Income (loss) from continuing operations                            (6.6)        (6.6)      (81.8)      (19.4)        3.4
      Discontinued operations                                              8.1            -         4.3      (260.0)      (67.1)
      Net income (loss)                                                  $ 1.5       $ (6.6)    $ (77.5)   $ (279.4)    $ (63.7)
--------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
      Basic and diluted earnings per share:
         Continuing operations                                         $ 13.61      $ (2.65)    $ (7.78)    $ (2.58)    $ (1.07)
         Discontinued operations                                          0.56            -        0.31      (17.41)      (4.06)
         Earnings (loss) per share                                     $ 14.17      $ (2.65)    $ (7.47)   $ (19.99)    $ (5.13)
      Cash dividends per share                                               -            -           -           -           -
      Average number of common shares outstanding (in thousands):
          Basic and diluted                                             14,505       13,102      13,806      14,931      16,521
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
      Working capital                                                   $ 19.3       $ 33.2      $ 40.6      $ 46.4     $ 276.4
      Total assets                                                        76.5         89.6       119.3       167.2     1,577.1
      Capital expenditures                                                   -         12.4         5.6        34.7        40.8
      Long-term debt                                                      20.6          9.0        22.9        27.5       403.8
      Redeemable preferred stock                                             -        243.2       215.0       189.4       187.3
      Stockholders' equity (deficit)                                      30.8       (177.9)     (141.9)     (113.5)      202.5
--------------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
      Current ratio                                                     2.33:1      10.87:1      5.36:1      4.80:1      1.38:1
      Long-term debt as a percent of total capitalization                40.0%        12.1%       23.9%       26.6%       50.9%
--------------------------------------------------------------------------------------------------------------------------------


         The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. SEC regulations require that capitalization ratios also be shown with our former redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 339.7%, 247.8%, 209.8% and 74.5%, respectively, for fiscal years 1999, 1998, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41% owned affiliate, CLAC, we own approximately 38% of Chemlink. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

         At our Annual Meeting of Stockholders held on December 6, 1999, our common and former preferred stockholders approved our merger with our wholly-owned subsidiary, Xetava, under an Amended and Restated Agreement and Plan of Merger that was executed on June 18, 1999 and subsequently amended on October 19, 1999 (the "Revised Merger Agreement"). The Revised Merger Agreement amended and restated the Agreement and Plan of Merger between us and Xetava dated April 9, 1998. Holders of approximately 76% of the outstanding shares of each series of our former preferred stock and holders of approximately 65% of our issued shares of common stock voted in favor of the merger.

         The merger was consummated on December 7, 1999. Under the Revised Merger Agreement, our former preferred stockholders received in exchange for their preferred stock either new Class A common stock or, alternatively, a combination of cash, secured notes, warrants and other consideration (the "Alternate Consideration"). Our then existing common stockholders received new Class A common stock on a one-for-one basis for their common stock. In addition, three Delaware lawsuits filed in connection with the April 1998 merger agreement were settled, and the four directors previously elected by our preferred stockholders to our Board of Directors resigned effective December 7, 1999. As a result of the merger, our two former series of preferred stock were eliminated.

         Under the Revised Merger Agreement, each share of our former convertible preferred stock was either converted into 9.134 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $3.7408 in cash, $8.34 principal amount of 6.75% notes due 2002 issued by our wholly-owned subsidiary, Avatex Funding, Inc. ("Avatex Funding"), and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our former Series A preferred stock was either converted into 7.253 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share. In addition, the holders of shares of both of our former series of preferred stock who elected the Alternate Consideration received a deferred contingent right to a portion of any net recovery that we may receive in certain litigation brought by us against McKesson and a number of large pharmaceutical manufacturers. The deferred contingent right entitles the electing former preferred stockholders to receive their pro-rata share of, for our former convertible preferred stock, 2.6% of the net recovery, if any, up to a maximum of approximately $984 ($1.84 per share of preferred stock previously held), and, for our former Series A preferred stock, 14.2% of any net recovery up to a maximum of approximately $5,342 ($1.46 per share of preferred stock previously held). In accordance with the above exchange ratios, on December 7, 1999, we paid approximately $12,862 in cash, issued approximately $28,676 face amount of 6.75% notes and issued warrants to purchase 2,319,334 shares of Class A common stock to our former preferred stockholders who elected the Alternate Consideration.

         Avatex Funding is our wholly-owned subsidiary, which has a separate corporate existence from us, whose sole purpose is to issue the 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor pledged to se-cure the notes. Avatex Funding does not have any other material assets or liabilities not related to the 6.75% notes. We transferred the Phar-Mor common stock to Avatex Funding prior to the merger. The principal of the notes is due on December 7, 2002, and the interest is payable semi-annually on June 15 and December 15 in cash. The notes were recorded at their estimated fair value of $19,922. The discount from par value is being amortized on an effective yield basis of 21% over the term of the notes. We also guarantee the notes. The 1,132,500 shares of Phar-Mor that are currently held as collateral for our note to the FoxMeyer Trustee will be transferred to Avatex Funding and pledged as additional collateral to secure the 6.75% notes if and when the Trustee note is paid in full. The warrants issued in the merger will expire March 7, 2005.

         Our former preferred stockholders who did not elect to receive the Alternate Consideration in the Xetava merger were issued 5,830,873 shares of Class A common stock. With the 13,806,487 shares of our former common stock that were converted to the same number of shares of Class A common stock, a total of 19,637,360 shares of our Class A common stock were issued.

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

         As a result of the transactions discussed above, we recognized an increase of $225,009 in stockholders' equity on the exchange of the preferred stock in connection with the Xetava merger.

         Phar-Mor purchased 2,862,400 shares of our common stock during the quarter ended December 31, 1999. Following this transaction, Phar-Mor owns 4,948,600 shares or 25.2% of our issued Class A common stock.

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

         We received, as part of the proceeds on the sale in August 1996 of our discontinued pharmacy benefit management operation, a right to an additional minimum payment of $2,500 that was due at any time after August 2, 1997. This payment could increase to $5,000 based on certain criteria if there was an initial public offering that included our former pharmacy benefit management operation. In August 1999, we collected the $5,000 payment after the unit's initial public offering and recognized a gain on the disposal of discontinued operations of $2,500 less $186 of contingent incentive fees due primarily to former employees of the discontinued operation.

         See Notes C and G to the consolidated financial statements for a discussion of our other ownership interests, including amounts invested during the current fiscal year.


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000 COMPARED
TO YEAR ENDED MARCH 31, 1999

OPERATING COSTS

         Operating costs including depreciation and amortization decreased $631 to $6,695 for the year ended March 31, 2000 compared to $7,326 for the year ended March 31, 1999. The decrease was primarily the result of $1,925 in settlement payments made by certain defendants in our lawsuit against McKesson and certain pharmaceu-tical manufacturers. In addition, we had $267 in lower costs than in the prior year for salaries and benefits and consulting expenses. Compensation costs decreased as a result of two of our officers being separated from our employment at the end of June 1999. These decreases were partially offset by $315 in increased expenses for legal, from higher costs of $1,198 associated with the Xetava merger and from a $48 increase in other expenses. The $315 increase in legal costs resulted primarily from additional work involved in our defending ourselves in our stockholder lawsuits, as noted in Note O to the accompanying consolidated financial statements, and pursuing our claims against McKesson. The higher costs associated with the merger consisted primarily of $2,000 in settlement and related costs in the three Delaware lawsuits described above, partially offset by lower costs for consulting and legal expenses related to the merger in the current year as compared to the prior fiscal year.

OTHER INCOME (EXPENSE)

         Other income of $449 for the year ended March 31, 2000 related to $1,676 in income consisting primarily of $576 in gains on the sale of securities, a class action settlement of $484 related to investment transactions in prior years, and $550 in payments on assets either sold or written-off in a prior fiscal year. This was partially offset by a $1,077 write-off of the carrying value of our investment in Imagyn Technologies, Inc. ("Imagyn") as a result of the elimination of our equity interest under its Chapter 11 Plan of Reorganization and a write-down in the carrying value of an investment in a non-public company of $150. Other expense of $1,799 for the year ended March 31, 1999 related to a $3,386 reduction in the carrying value of certain our investments, including a $1,795 reduction in the carrying value of Imagyn, partially offset by $1,587 in gains primarily from recoveries on investments which had been written-off in prior years and a payment received on an asset sold in the prior fiscal year.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income increased $115 to $2,167 for the year ended March 31, 2000 compared to $2,052 for the year ended March 31, 1999. Interest income increased $7 and dividend income increased $108. Interest income on cash invested increased $314 primarily due to additional funds available to invest from proceeds from the sale of the real estate properties and the $5,000 payment discussed above as well as interest on new note receivables made in the current fiscal year to companies in which we have made equity investments. This income was partially offset by a $307 decrease in interest income earned in the prior year on a receivable that was part of a settlement with NSC, which was paid in full in November 1998. Dividend income increased as a result of further investments in preferred stock of certain private companies.

INTEREST EXPENSE

         Interest expense increased $1,313 to $2,081 for the year ended March 31, 2000 compared to $768 for the year ended March 31, 1999. Interest expense increased primarily as a result of the $1,269 in interest expense on the 6.75% notes issued in December 1999, as discussed above, and the impact of compounding on the note payable to the Trustee.

EQUITY IN INCOME (LOSS) OF AFFILIATES

         Equity in income (loss) decreased $1,756 to a loss of $486 for the year ended March 31, 2000 compared to equity in income of $1,270 for the year ended March 31, 1999. The change in equity income (loss) of affiliates was primarily the result of the $1,735 decrease in our equity income in Phar-Mor. The decrease was the result of our equity in Phar-Mor's earnings before investment income, taxes and extraordinary items being $7,595 lower than in the prior year due to lower profit margins and higher overhead and interest expense. Part of this unfavorable variance was caused by Phar-Mor's acquisition and subsequent integration of Pharmhouse Corp.'s stores. This decrease was partially offset by our equity interest in investment income before taxes of Phar-Mor of approximately $4,303, a tax benefit of $1,300 and an extraordinary item of $257.

INCOME TAXES

         We recorded no federal income tax provision or benefit for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Gain on discontinued operations was $259 for the year ended March 31, 2000 compared to a loss of $16 for the year ended March 31, 1999. These amounts related only to the discontinued real estate segment. The results are not comparable as we owned the real estate properties for only two months during the current fiscal year compared to the whole year in the prior fiscal year.

          For the year ended March 31, 2000, the $7,872 gain on disposal of discontinued operations includes the gain on the contingent payment received on the fiscal 1997 sale of a discontinued operation of $2,314, as discussed in the "Overview" above, and the gain on the disposal of the real estate segment of $5,558, net of taxes.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $20,912 for the year ended March 31, 2000 compared to $28,178 for the year ended March 31, 1999. The preferred stock was eliminated as of December 7, 1999 as part of the merger with Xetava as discussed above. The accrual of the cumulative dividend was, therefore, only for a partial period in the current fiscal year. The Xetava merger also resulted in a $225,009 gain in connection with the exchange of preferred stock for either the new Class A common stock or the Alternate Consideration.


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999 COMPARED
TO YEAR ENDED MARCH 31, 1998

OPERATING COSTS

         For the year ended March 31, 1999, operating costs, including general and administrative and depreciation and amortization, increased $639 to $7,326 compared to $6,687 for the year ended March 31, 1998. Increased expenses were primarily the result of the costs associated with the proposed merger with Xetava as well as increased legal, insurance and certain other operating costs, partially offset by lower expenses for compensation, pensions, consultants and travel. In fiscal 1999, the expenses associated with the proposed merger with Xetava were approximately $1,542.

         Unusual items for the year ended March 31, 1998 consisted of $33,292 in charges incurred in connection with the settlement reached in litigation with the Trustee, as discussed in Note O to the consolidated financial statements. This charge was partially offset by $1,715 in income from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liability claims, and $26,831 in gains in connection with the settlement of certain pension and other postretirement benefit obligations for former officers and employees.

OTHER EXPENSE

         Other expense of $1,799 for the year ended March 31, 1999 related to a $3,386 reduction in the carrying value of certain of our investments, including a $1,795 reduction in the carrying value of Imagyn, partially offset by $1,587 in gains primarily from recoveries on investments which had been written-off in prior years and a payment received on an asset sold in the prior fiscal year. In the year ended March 31, 1998, other expense of $12,267 related primarily to the $12,938 reduction in the carrying value of our investment in Imagyn to its market value, partially offset by $671 in gains principally from the sale of other assets.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income increased $426 to $2,052 for the year ended March 31, 1999 compared to $1,626 for the year ended March 31, 1998. The increase was the result of $238 in dividends received in fiscal 1999 on preferred stock investments made during the year in HPD and RAS which did not exist in the prior year. Interest income increased $188 due to the increase in average amount of funds invested compared to the prior year due to cash received in November 1997 from the NSC settlement and the sale of US HealthData Interchange, Inc. ("USHDI") and interest earned on the note received as part of the NSC settlement (see Notes C and H to the consolidated financial statements).

INTEREST EXPENSE

         Interest expense decreased $2,280 to $768 for the year ended March 31, 1999 compared to $3,048 for the year ended March 31, 1998. The decrease is due primarily to the termination or settlement of certain employee deferred compensation plans and other benefit plans of ours and some of our subsidiaries, which obligations had originally been recorded at a discount, and the repayment of a secured debt facility during fiscal 1998. This decline in interest expense was partially offset by additional interest expense related to the note payable to the Trustee.

NATIONAL STEEL CORPORATION RESULTS

         The decrease in net preferred dividend income as compared to the prior year and the "Loss on National Steel Corporation settlement" are due to the November 1997 redemption by NSC of the NSC preferred stock and the settlement of all related liabilities (see Note H to the consolidated financial statements).

EQUITY IN INCOME (LOSS) OF AFFILIATES

         Equity in income was $1,270 for the year ended March 31, 1999 compared to an equity in loss of $3,495 for the year ended March 31, 1998. The increase was primarily due to an improvement in Phar-Mor's operating results for 1999 compared to 1998. For the most part, the improved results related to severance expense paid to Phar-Mor's former chief executive officer and a write-down of fixed assets both of which occurred in the 1998 fiscal year.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax benefit related to the current or prior year's loss was offset by a corresponding change in the deferred tax asset valuation allowance. The fiscal 1998 amount reflects a $40 refund of federal income taxes.

MINORITY INTEREST IN RESULTS OF OPERATIONS OF CONSOLIDATED SUBSIDIARIES

         There was no minority interest recorded in the current year. The prior year minority interest related to our investment in Phar-Mor through Hamilton Morgan LLC ("Hamilton Morgan"). In September 1997, we acquired the minority interest in Hamilton Morgan (see Note C to the consolidated financial statements).

DISCONTINUED OPERATIONS

         Gain on discontinued operations decreased $568 to a loss of $16 in the year ended March 31, 1999 compared to a gain of $552 for the year ended March 31, 1998. These amounts related only to the real estate segment that was discontinued at March 31, 1999. The decrease was due mainly to lower operating and other income partially offset by lower interest expense. The decrease in operating income was the result of the sale of a hotel in March 1998 partially offset by operations of a new hotel opened in October 1998. Other income decreased primarily as a result of the gain on the sale of property in March 1998. Interest expense decreased as a result of the debt associated with the hotel sold in March 1998 partially offset by interest expense on debt associated with the hotel opened in October 1998.

         The gain on the disposal of discontinued operations for the year ended March 31, 1998 resulted from the sale of USHDI in November 1997.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends increased to $28,178 for the year ended March 31, 1999 compared to $25,604 for the year ended March 31, 1998. The increase was due to an increase of $407 in the amortization of discount on the Series A preferred stock, and an increase of $2,167 in the dividend on the Series A preferred stock attributable to the required compounding of dividends on previously unpaid amounts.


                         LIQUIDITY AND CAPITAL RESOURCES


         As of March 31, 2000, we had cash and short-term investments of approximately $10,754. In addition, we have approximately $12,598 of cash investments, whose initial term was greater than three months, which are carried in "Other current assets" in the balance sheet. During the current fiscal year, we loaned and invested approximately $2,041 in companies in which we had previously invested.

         Our debt consists of a note payable to the FoxMeyer Trustee and the debt issued in the merger with Xetava by Avatex Funding. All the debt of the real estate partnerships has been repaid, transferred to or assumed by other parties in connection with their sale. In December 1999, our two issues of redeemable preferred stock outstanding were exchanged for our new Series A common stock or the Alternate Consideration as discussed above. The issuance of the 6.75% notes by Avatex Funding as part of the Alternate Consideration requires payments of interest semi-annually in cash with the principal balance due in December 2002. Since we have guaranteed the 6.75% notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we may make capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. The semi-annual interest payment will be approximately $968. The note due to the Trustee is payable in October 2000 and is carried in "Long-term debt due within one year" in the balance sheet at March 31, 2000.

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

         We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, will continue to invest in publicly and privately held companies. There may be restrictions imposed on our ability to make certain types of investments and on other activities as a result of our merger with Xetava.

         We will rely on cash on hand, any excess cash from investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note R to the consolidated financial statements for a discussion of our ability to continue as a going concern and management's plans addressing those issues.


                                      OTHER

         We have approximately $1,250 in reserves in connection with environmental claims relating to businesses that were disposed of or discontinued (see Note O to the consolidated financial statements and "Item 3. Legal Pro-ceedings"). During fiscal 2000, we paid approximately $221 with respect to environmental claims and related legal fees.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On Balance Sheet Financial Instruments (in thousands except interest rates):


                                              Expected maturity date
                    ---------------------------------------------------------------------------               Fair
                       2001         2002        2003        2004         2005      Thereafter     Total     Value (3)
                    ------------ ----------- ----------- ------------ ----------- ------------- ----------- -----------
Assets
Securities available for sale (1)
------------------- ------------ ----------- ----------- ------------ ----------- ------------- ----------- -----------
    Fixed Rate        $    -        $    -     $    -       $   -       $ 1,401      $ 1,479     $ 2,880      $ 2,880
------------------- ------------ ----------- ----------- ------------ ----------- ------------- -----------  ----------
 Average interest
       rate                -             -          -           -        10.0%         14.9%       12.3%
------------------- ------------ ----------- ----------- ------------ ----------- ------------- ----------- -----------
Liabilities
Long-term debt (2)
------------------- ----------- ------------ ------------ ----------- ----------- ------------- ----------- -----------
    Fixed Rate        $     -       $   -      $ 20,577     $    -      $    -       $     -     $20,577      $20,577
------------------- ----------- ------------ ------------ ----------- ----------- ------------- ----------- -----------
 Average interest
       rate                 -           -       21.0%            -           -             -      21.0%
------------------- ----------- ------------ ------------ ----------- ----------- ------------- ----------- -----------
  Variable Rate       $9,745        $   -           -       $    -      $    -       $     -     $ 9,745      $ 9,555
------------------- ----------- ------------ ------------ ----------- ----------- ------------- ----------- -----------
 Average interest
       rate            9.0%             -           -            -           -             -       9.0%
------------------- ----------- ------------ ------------ ----------- ----------- ------------- ----------- -----------

(1) Maturities of redeemable preferred stock and debentures available for sale were based on the first redemption date available to us. We also hold investments in various other available for sale equity securities and are subject to price risk arising from ownership of these investments. The market value of these securities at March 31, 2000 was $7.6 million.
(2) Maturities were based on debt agreements with no redemption prior to actual maturity being assumed. Variable rates were based on rates in effect on March 31, 2000. Actual rates in the future could vary.
(3) Fair value is based on the estimated current market value for redeemable preferred stock and debentures issued by similar companies and on borrowing rates currently available for debt instruments with similar terms and maturities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements

                                                                                                              Page
Independent Auditors' Report                                                                                   18


Consolidated Statements of Operations - For the Three Years Ended March 31, 2000                               19


Consolidated Statements of Comprehensive Income (Loss) - For the Three Years Ended March 31, 2000              20


Consolidated Balance Sheets  -  March 31, 2000 and 1999                                                        21


Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended March 31, 2000           22


Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 2000                               23


Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 2000                          24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Avatex Corporation
Dallas, Texas


         We have audited the accompanying consolidated balance sheets of Avatex Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avatex Corporation and subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note R to the consolidated financial statements, the Corporation's recurring losses from operations and pending litigation raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Deloitte & Touche LLP
Dallas, Texas
April 28, 2000

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       For the years ended March 31,
(in thousands, except per share amounts)                                         2000               1999               1998
-------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS
       General and administrative costs                                        $   6,659           $  7,283          $   6,646
       Depreciation and amortization                                                  36                 43                 41
       Unusual items                                                                   -                  -              4,746
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                             (6,695)            (7,326)           (11,433)
OTHER INCOME (EXPENSE)                                                               449             (1,799)           (12,267)
INTEREST AND DIVIDEND INCOME                                                       2,167              2,052              1,626
INTEREST EXPENSE                                                                  (2,081)              (768)            (3,048)
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE NATIONAL STEEL
       CORPORATION, EQUITY IN INCOME (LOSS) OF AFFILIATES, INCOME
       TAX PROVISION (BENEFIT) AND MINORITY INTEREST                              (6,160)            (7,841)           (25,122)
NATIONAL STEEL CORPORATION
       National Steel Corporation net preferred dividend income                        -                  -              5,854
       Loss on National Steel Corporation settlement                                   -                  -            (59,038)
Equity in income (loss) of affiliates                                               (486)             1,270             (3,495)
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION
       (BENEFIT) AND MINORITY INTEREST                                            (6,646)            (6,571)           (81,801)
Income tax provision (benefit)                                                         -                  -                (40)
Minority interest in results of operations of consolidated subsidiaries                -                  -                 10
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                   (6,646)            (6,571)           (81,771)
DISCONTINUED OPERATIONS
       Gain (loss) from discontinued operations, net of tax                          259                (16)               552
       Gain on disposal of discontinued operations, net of tax                     7,872                  -              3,719
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                  1,485             (6,587)           (77,500)
Preferred stock dividends                                                         20,912             28,178             25,604
Gain on exchange of preferred stock in connection with merger
     with Xetava Corporation                                                     225,009                  -                  -
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                $ 205,582           $(34,765)         $(103,104)
===============================================================================================================================
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
       Income (loss) from continuing operations applicable to
            common stockholders                                                $   13.61           $  (2.65)          $  (7.78)
       Discontinued operations                                                      0.56                  -               0.31
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS                      $   14.17           $  (2.65)          $  (7.47)
===============================================================================================================================
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                       14,505             13,102             13,806
===============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                        For the years ended March 31,
(in thousands of dollars)                                                           2000               1999            1998
------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                 $ 1,485           $ (6,587)        $(77,500)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
         Unrealized gains on securities                                               738                685            1,168
         Reclassification adjustment for gains included in net income (loss)         (576)               (33)               -
------------------------------------------------------------------------------------------------------------------------------
                Net unrealized gains                                                  162                652            1,168

         Minimum pension liability adjustment                                           -                  -           (6,187)
         Loss on plan termination from National Steel
           Corporation settlement included in net loss                                  -                  -           79,718
------------------------------------------------------------------------------------------------------------------------------
                Net minimum pension liability adjustment                                -                  -           73,531
------------------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER COMPREHENSIVE INCOME                                      162                652           74,699
------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                       $ 1,647           $ (5,935)        $ (2,801)
==============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       March 31,
(in thousands of dollars)                                                                     2000                   1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                                      $10,754               $ 27,159
        Receivables, less allowance for possible losses of $47
           in 2000 and $15 in 1999                                                             2,374                  2,526
        Net assets of discontinued operations held for sale                                        -                  5,552
        Other current assets                                                                  20,614                  1,348
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                          33,742                 36,585
INVESTMENT IN AFFILIATES                                                                      24,577                 27,038
PROPERTY AND EQUIPMENT                                                                           172                    214
        Less accumulated depreciation and amortization                                            96                     92
----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                        76                    122
OTHER ASSETS                                                                                  18,151                 25,812
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $76,546               $ 89,557
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
        Accounts payable                                                                     $ 1,698                $ 1,435
        Other accrued liabilities                                                              2,307                    870
        Salaries, wages and employee benefits                                                    710                  1,060
        Long-term debt due within one year                                                     9,745                      -
----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                     14,460                  3,365
LONG-TERM DEBT                                                                                20,577                  9,001
OTHER LONG-TERM LIABILITIES                                                                   10,667                 11,955
COMMITMENTS AND CONTINGENCIES                                                                      -                      -
REDEEMABLE PREFERRED STOCK                                                                         -                243,169
STOCKHOLDERS' EQUITY (DEFICIT)
        Class A common stock $0.01 par value; authorized 50,000,000 shares;
           issued 19,637,360 shares in 2000                                                      196                      -
        Common stock $5.00 par value; authorized 50,000,000 shares;
           issued 13,806,487 shares in 1999                                                        -                 69,032
        Capital in excess of par value                                                       193,170                119,103
        Accumulated other comprehensive income                                                 1,982                  1,820
        Accumulated deficit                                                                 (160,385)              (365,967)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              34,963               (176,012)
        Less: equity in cost of common stock of the Corporation held by Phar-Mor, Inc.        (4,121)                (1,921)
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          30,842               (177,933)
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $76,546               $ 89,557
============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Accumulated                   Common
                                                                    Capital in       other                      stock
                                                                    excess of    comprehensive                 held by
                                                         Common        par          income       Accumulated  Phar-Mor,
(in thousands of dollars)                                stock        value         (loss)         deficit       Inc.      Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                              $ 69,030      $ 119,092  $ (73,531)    $ (228,098)  $       -    $(113,507)
  Net loss                                                                                       (77,500)                 (77,500)
  Dividends in arrears on Convertible Preferred
     and Series A Preferred                                                                      (23,101)                 (23,101)
  Amortization of discount on Series A Preferred                                                  (2,503)                  (2,503)
  Conversion of preferred stock                               2              8                                                 10
  Net unrealized holding gain on securities                                         1,168                                   1,168
  Reduction in additional minimum
     pension liability                                                             73,531                                  73,531
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                69,032        119,100      1,168       (331,202)          -     (141,902)
  Net loss                                                                                        (6,587)                  (6,587)
  Dividends in arrears on Convertible Preferred
     and Series A Preferred                                                                      (25,268)                 (25,268)
  Amortization of discount on Series A Preferred                                                  (2,910)                  (2,910)
  Net unrealized holding gain on securities                                           652                                     652
  Conversion of preferred stock                                              3                                                  3
  Equity in cost of common stock of the Corporation
     held by Phar-Mor, Inc.                                                                                   (1,921)      (1,921)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                69,032        119,103      1,820       (365,967)     (1,921)    (177,933)
  Net income                                                                                       1,485                    1,485
  Cancellation of old common stock
     reissued as Class A common stock                   (68,894)        68,894                                                  -
  Dividends in arrears on Convertible Preferred
     and Series A Preferred                                                                      (18,649)                 (18,649)
  Amortization of discount on Series A Preferred                                                  (2,263)                  (2,263)
  New Class A common stock issued in exchange for
     preferred stock in merger with Xetava Corporation       58          4,315                                              4,373
  Value of warrants issued in merger with Xetava
     Corporation                                                           858                                                858
  Gain on exchange of preferred stock in merger with
     Xetava Corporation                                                                          225,009                  225,009
  Net unrealized holding gain on securities                                           162                                     162
  Equity in cost of common stock of the Corporation
     held by Phar-Mor, Inc.                                                                                   (2,200)      (2,200)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                                $  196      $ 193,170  $   1,982     $ (160,385)  $  (4,121)   $  30,842
=================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended March 31,
(in thousands of dollars)                                                                   2000          1999             1998
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $  1,485       $ (6,587)        $ (77,500)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES:
   Equity in loss (income) of affiliates                                                    486         (1,270)            3,495
   Depreciation and amortization                                                             36             43                41
   Net preferred income from National Steel Corporation                                       -              -            (5,854)
   Loss on National Steel Corporation settlement                                              -              -            59,038
   Gain on disposal of discontinued operations                                           (7,872)             -            (3,719)
   Loss (gain) on investments                                                               (77)         1,755            11,368
   Other non-cash income items                                                              (75)          (892)          (25,952)
   Minority interest in results of operations of consolidated subsidiaries                    -              -                10
   Depreciation and amortization,  provision for losses on accounts
      receivable and other items related to discontinued operations                           -          1,239               968
   Cash provided (used) by working capital items, net of acquisitions:
      Receivables                                                                         4,991          9,308             2,468
      Other assets                                                                      (13,157)            52            32,883
      Accounts payable and accrued liabilities                                           (1,055)        (5,728)           (8,545)
   Other                                                                                     31             20                20
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                   (15,207)        (2,060)          (11,279)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Reduction in cash from reclassification to discontinued operations                         -           (834)                -
   Purchase of property, plant and equipment                                                (13)       (12,374)           (5,593)
   Purchase of investments                                                               (2,041)        (5,004)          (15,315)
   Proceeds from the disposition of investments                                          14,774          3,011            64,149
   Acquisitions, net of cash acquired                                                         -              -            (7,399)
   Other                                                                                      2            (38)            2,192
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         12,722        (15,239)           38,034
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt                                               -         11,055            18,613
   Debt repayments                                                                            -           (489)          (18,660)
   Debt issuance costs                                                                        -           (101)             (388)
   Cash paid to preferred stockholders and certain other
      parties in the merger with Xetava Corporation                                     (13,920)             -                 -
   Investment by minority interest                                                            -              -               800
   Dividends paid to minority interest                                                        -           (200)             (100)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        (13,920)        10,265               265
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                              (16,405)        (7,034)           27,020
   Cash and short-term investments, beginning of year                                    27,159         34,193             7,173
---------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                           $ 10,754       $ 27,159         $  34,193
=================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2000


NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41% owned affiliate, Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38% of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

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

         The consolidated financial statements include the accounts of all majority-owned subsidiaries and partnerships in which we have a controlling interest. Investments in other companies and partnerships in which we have significant influence but do not have a controlling interest are accounted for on the equity basis. All significant intercompany balances and transactions have been eliminated.

         These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note R for a discussion of our ability to continue as a going concern and our plans addressing those issues.

         We sold our real estate operations in May 1999, as discussed in Note C, and have presented our real estate segment as a discontinued operation in the accompanying financial statements. The balance sheet at March 31, 1999 reflects the assets and liabilities related to the real estate segment as "Net assets of discontinued operations held for sale".

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments having a maturity of three months or less at the time of purchase and are recorded at cost. We also have $12.6 million in other cash investments, with an initial maturity greater than three months, which are carried in "Other current assets". These short-term cash investments and other cash investments may subject us to a concentration of credit risk. To lessen this risk, we placed substantially all of our cash investments with major financial institutions and diversified money market mutual funds.

INVESTMENTS: Our investments in debt securities, and in equity securities that have a readily determinable fair value, are classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at its acquisition date and is reviewed periodically. Unrealized gains or losses result from the difference in the fair market value and the cost of securities. For securities classified as available for sale, unrealized gains or losses are shown as a component of our stockholders' equity (deficit). For trading securities, the unrealized gains or losses are reported in the results of operations as "other income (expense)". We periodically review our investments where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the carrying value of the security is written-down to fair value. The amount of any write-down would be included in "other income (expense)" as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Note G.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Gains or losses on properties retired or disposed of are included in results of operations. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 3 to 7 years for equipment and furniture. Amortization of leasehold improvements is included in depreciation and amortization and is based on the shorter of the minimum term of the lease or the asset's estimated useful life. Depreciation for income tax purposes is computed using both the straight-line and accelerated methods.

         Property and equipment consisted of the following (in thousands of dollars):

                                                                                        March 31,
                                                                                    2000          1999
         -----------------------------------------------------------------------------------------------
         Leasehold improvements                                                  $    15       $    15
         Equipment and furniture                                                     157           199
         -----------------------------------------------------------------------------------------------
              Total property and equipment                                       $   172       $   214
         ===============================================================================================

LONG-LIVED ASSETS: We review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the total future undiscounted cash flows generated by the asset to its carrying value. If the carrying value of the asset is more than its undiscounted expected future cash flows, an impairment exists which is measured by the difference between the carrying value and the estimated fair value of the asset. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES: Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' or partners' proportionate share of the net income (loss) of our various consolidated subsidiaries (see Note C).

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

STOCK-BASED COMPENSATION: As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", we have continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation costs were recognized in connection with our stock option plans (see Note K).

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) is the change in the equity of a business enterprise during a period from transactions and other events from nonowner sources. Changes in balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses and minimum pension liability adjustments) are added or subtracted from net income (loss) to arrive at comprehensive income (loss). See Note D.

SEGMENT INFORMATION: We currently operate in only one segment as defined under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which consists of owning interests in other corporations and partnerships. Management reviews the results of each of our investments in other entities, reviews new investment opportunities and allocates resources to these or new investments based on this review and our current financial situation. We have no foreign source revenues. Interest and dividend income and other income are derived primarily from investments we have made.

NEWLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial condition or results of operations.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: During the quarter ended December 31, 1999, Phar-Mor acquired 2,862,400 shares of our common stock at a cost of $5.7 million. Additionally, during fiscal 1999, Phar-Mor acquired 2,086,200 shares of our common stock through open market transactions at a cost of approximately $5.0 million. As a result of these purchases, Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of $4.1 million at March 31, 2000 and $1.9 million at March 31, 1999. The reduction was equal to our 38.4% ownership interest in the cost of our common stock held by Phar-Mor. In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 1,149,469 in 2000 and 704,340 in 1999. The reduction was equal to our 38.4% equity interest in our common stock since its acquisition by Phar-Mor.

RECLASSIFICATIONS: Certain previously reported amounts were reclassified to conform to current year presentations.

EARNINGS (LOSS) PER SHARE: The amounts used in the calculation of earnings per share from continuing operations were as follows (amounts in thousands, except per share amounts):

                                                                             For the years ended March 31,
                                                                          2000            1999            1998
-------------------------------------------------------------------- ---------------- -------------- ---------------
Loss from continuing operations                                        $   (6,646)      $   (6,571)  $  (81,771)
Add gain on exchange of preferred stock in connection with
     merger with Xetava Corporation                                       225,009                -            -
Deduct dividends on preferred shares                                       20,912           28,178       25,604
-------------------------------------------------------------------- ---------------- -------------- ---------------
Income (loss) from continuing operations applicable to common
     stockholders for BASIC earnings per share                            197,451          (34,749)    (107,375)
Effect of dilutive securities:
     Dividends on convertible preferred shares, unless
     anti-dilutive                                                              -                -            -
-------------------------------------------------------------------- ---------------- -------------- ---------------
Income (loss) from continuing operations applicable to common
     stockholders for DILUTED earnings per share                          197,451        $ (34,749)  $ (107,375)
-------------------------------------------------------------------- ---------------- -------------- ---------------
Shares
Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share                           14,505           13,102       13,806
Conversion of preferred stock, unless anti-dilutive                             -                -            -
Warrants to purchase common stock, unless anti-dilutive                         -                -            -
Outstanding options, unless anti-dilutive                                       -                -            -
-------------------------------------------------------------------- ---------------- -------------- ---------------
Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share                         14,505           13,102       13,806
-------------------------------------------------------------------- ---------------- -------------- ---------------
Income (loss) from continuing operations:
     Basic                                                                $ 13.61          $ (2.65)     $ (7.78)
     Diluted                                                              $ 13.61          $ (2.65)     $ (7.78)
====================================================================================================================

         Options to purchase approximately 3.9 million shares of common stock each at March 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Conversion of our former convertible preferred stock, until its cancellation on December 7, 1999, was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were issued on December 7, 1999. These warrants were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the warrants.


NOTE B - MERGER WITH XETAVA CORPORATION

         At our Annual Meeting of Stockholders held on December 6, 1999, our common and former preferred stockholders approved our merger with our wholly-owned subsidiary, Xetava Corporation ("Xetava"), under an Amended and Restated Agreement and Plan of Merger that was executed on June 18, 1999 and subsequently amended on October 19, 1999 (the "Revised Merger Agreement"). The Revised Merger Agreement amended and restated the Agreement and Plan of Merger between us and Xetava dated April 9, 1998. Holders of approximately

76% of the outstanding shares of each series of our former preferred stock and holders of approximately 65% of our issued shares of common stock voted in favor of the merger.

         The merger was consummated on December 7, 1999. Under the Revised Merger Agreement, our former preferred stockholders received in exchange for their preferred stock either new Class A common stock or, alternatively, a combination of cash, secured notes, warrants and other consideration (the "Alternate Consideration"). Our then existing common stockholders received new Class A common stock on a one-for-one basis for their common stock. In addition, three Delaware lawsuits filed in connection with the April 1998 merger agreement (see Note O) were settled, and the four directors previously elected by our preferred stockholders to our Board of Directors resigned effective December 7, 1999. As a result of the merger, our two former series of preferred stock were eliminated.

         Under the Revised Merger Agreement, each share of our former convertible preferred stock was either converted into 9.134 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $3.7408 in cash, $8.34 principal amount of 6.75% notes due 2002 issued by our wholly-owned subsidiary, Avatex Funding, Inc. ("Avatex Funding"), and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share. Each share of our former Series A preferred stock was either converted into 7.253 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share. In addition, the holders of shares of both of our former series of preferred stock who elected the Alternate Consideration received a deferred contingent right to a portion of any net recovery that we may receive in certain litigation brought by us against McKesson HBOC, Inc. ("McKesson") and a number of large pharmaceutical manufacturers. The deferred contingent right entitles the electing former preferred stockholders to receive their pro-rata share of, for our former convertible preferred stock, 2.6% of the net recovery, if any, up to a maximum of approximately $1.0 million ($1.84 per share of preferred stock previously held), and, for our former Series A preferred stock, 14.2% of any net recovery up to a maximum of approximately $5.3 million ($1.46 per share of preferred stock previously held). In accordance with the above exchange ratios, on December 7, 1999, we paid approximately $12.9 million in cash, issued approximately $28.7 million face amount of 6.75% notes, and issued warrants to purchase 2,319,334 shares of Class A common stock to our former preferred stockholders who elected the Alternate Consideration.

         Avatex Funding is our wholly-owned subsidiary, which has a separate corporate existence from us, whose sole purpose is to issue the 6.75% notes and to own 3,571,533 shares of common stock of Phar-Mor pledged to secure the notes. Avatex Funding does not have any other material assets or liabilities not related to the 6.75% notes. We transferred the Phar-Mor common stock to Avatex Funding prior to the merger. The principal of the notes is due on December 7, 2002, and the interest is payable semi-annually on June 15 and December 15 in cash. The notes were recorded at their estimated fair value of $19.9 million. The discount from par value is being amortized on an effective yield basis of 21% over the term of the notes. We also guarantee the notes. The 1,132,500 shares of Phar-Mor that are currently held as collateral for our note to the FoxMeyer Corporation ("FoxMeyer") Bankruptcy Trustee (the "Trustee") will be transferred to Avatex Funding and pledged as additional collateral to secure the 6.75% notes if and when the Trustee note is paid in full. The warrants issued in the merger will expire March 7, 2005.

         Our former preferred stockholders who did not elect to receive the Alternate Consideration in the Xetava merger were issued 5,830,873 shares of Class A common stock. With the 13,806,487 shares of our former common stock that were converted to the same number of shares of Class A common stock, a total of 19,637,360 shares of our Class A common stock were issued.

         In connection with the merger, we entered into settlement, stockholder and voting agreements with the former preferred stockholder plaintiffs in the three Delaware lawsuits that were pending against us, Xetava and certain of our directors relating to the April 1998 proposed merger. Under the Stipulation of Settlement entered into by us and the plaintiffs in the class action lawsuits on behalf of all holders of our former preferred stock and by the plaintiff in the non-class action lawsuit, all three Delaware lawsuits were settled and we paid $1.1 million of plaintiffs' attorneys' fees. One of the plaintiffs also received $0.3 million in exchange for a ten year standstill agreement, a general release of liabilities (subject to certain specified exceptions) and other consideration. Under a separate agreement with another plaintiff and another party, these parties and their affiliates and associated companies re-ceived $0.6 million in exchange for a ten year standstill agreement, a general release of liabilities and other consideration.

         We recognized an increase in stockholders' equity on the exchange of the preferred stock in connection with the Xetava merger which was calculated as follows (in thousands of dollars):

     ---------------------------------------------------------------------------------------------------
     Book value of preferred stock including cumulative unpaid dividends                   $ 264,082
     Cash paid to preferred stockholders and expenses related to the S-4 filing              (13,920)
     Value of common stock issued in the exchange (at market value)                           (4,373)
     Value of warrants issued in the exchange (at estimated market value)                       (858)
     Value of 6.75% notes issued in the exchange (at estimated market value)                 (19,922)
     ---------------------------------------------------------------------------------------------------
     Gain on exchange of preferred stock in connection with Xetava merger                  $ 225,009
     ===================================================================================================

NOTE C - EQUITY INVESTMENTS, ACQUISITIONS AND DISCONTINUED OPERATIONS

PHAR-MOR, INC.

         We account for our 38.4% investment in Phar-Mor's common stock using the equity method of accounting. Phar-Mor operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. Our carrying value of Phar-Mor was $22.0 million at March 31, 2000 (with a market value of $15.0 million based on its closing stock price at March 31, 2000, on the NASDAQ National Market). In addition, Phar-Mor owns 4,948,600 shares or 25.2% of our Class A common stock (see Note A). All of our shares of Phar-Mor are pledged as collateral to various long-term debt (see Note I).

         In fiscal 1996, we acquired a 69.8% interest in Hamilton Morgan LLC ("Hamilton Morgan"). Hamilton Morgan subsequently acquired an approximate 30.9% common stock interest in Phar-Mor. On September 19, 1997, we acquired from Hamilton Morgan, under an agreement among Hamilton Morgan, the owner of the minority interest in Hamilton Morgan and certain other parties, all of Phar-Mor's common stock held by Hamilton Morgan in exchange for $6.1 million and other non-cash consideration. The transaction was treated as a purchase of the minority interest in Hamilton Morgan. The acquisition price was approximately equal to the book value of the minority interest acquired.

         Summarized unaudited financial information for Phar-Mor was as follows for the three years ended April 1, 2000 (in thousands of dollars):

                                                                    53 Weeks     52 Weeks       52 Weeks
                                                                      Ended        Ended          Ended
                                                                     April 1,     March 27,      March 28,
      Condensed Statements of Operations                               2000        1999           1998
      --------------------------------------------------------------------------------------------------------
      Net sales                                                    $  1,326,119     $ 1,132,317    $ 1,081,164
      Operating earnings                                                  7,007          21,958          3,712
      Extraordinary item, gain on extinguishments of debt                   670               -              -
      Net income (loss)                                                    (719)          4,077         (9,092)
      ----------------------------------------------------------------------------------------------------------

      Note: The net loss for the 53 weeks ending April 1, 2000 included a $281 loss related to Phar-Mor's investment in us.

                                                                      April 1,       March 27,
                  Condensed Balance Sheets                              2000           1999
                  -----------------------------------------------------------------------------
                  Current assets                                     $ 267,006       $ 272,714
                  Property and equipment                                92,757          93,534
                  Other assets                                          57,450          39,040
                  ------------------------------------------------ --------------- --------------
                  Total assets                                       $ 417,213       $ 405,288
                  ===============================================================================
                  Current liabilities                                $ 144,439       $ 157,083
                  Long-term obligations                                192,705         163,482
                  Stockholders' equity                                  80,069          84,723
                  ------------------------------------------------ --------------- --------------
                  Total liabilities and stockholders' equity         $ 417,213       $ 405,288
                  ===============================================================================

CHEMLINK ACQUISITION COMPANY, LLC

         In March and December 1998, we invested a total of $3.0 million to acquire a 41.1% interest in a Delaware limited liability company, CLAC, which in turn acquired a 50% interest in Chemlink for $7.2 million. We account for our investment in CLAC, and CLAC accounts for its investment in Chemlink, using the equity method of accounting. CLAC has no investments or business other than its investment in Chemlink. In addition, Phar-Mor has a 35.8% interest in CLAC. Therefore, our combined investment in Chemlink is approximately 38.4%. Chemlink is an Atlanta-based company that develops and manufactures products that use a proprietary effervescent formulation. These products include specialty cleaning, disinfecting and sterilant products for the medical and dental professions and certain other consumer and commercial products which are under development. The effervescent formulation should allow easier packaging, less costly shipping and potentially higher effectiveness of enzyme products than pre-mixed solutions. In addition, we have a consulting contract with Chemlink to provide certain management services.

         In January 2000, we contributed an additional $0.2 million to CLAC. Our percentage ownership of CLAC did not change as a result of the additional investment. CLAC then made an additional investment of approximately $0.5 million and forgave approximately $0.1 million in indebtedness owed to CLAC by Chemlink. As a result of these additional investments, CLAC's percentage ownership in Chemlink did not change. Our equity investment in CLAC had a carrying value of $2.6 million at March 31, 2000.

         The acquisitions of the equity interests in Chemlink by CLAC were accounted for by the purchase method of accounting. The $6.6 million difference between CLAC's purchase price and the net book value of Chemlink's assets acquired less liabilities assumed was allocated to patents controlled by Chemlink. The amount allocated to the patents is being amortized to expense over the patents' average remaining life of 15 years. Chemlink is a development stage company and has not had significant sales since CLAC acquired an ownership interest. Summarized unaudited balance sheets as of March 31, 2000 and 1999 for Chemlink, excluding our purchase adjustments, are as follows (in thousands of dollars):

                                                                  March 31,         March 31,
      Condensed Balance Sheets                                       2000              1999
      ----------------------------------------------------------------------------------------
      Current assets                                                 $ 441             $ 554
      Property and equipment                                           148                82
      Other assets                                                     123                 5
      ----------------------------------------------------------------------------------------
      Total assets                                                   $ 712             $ 641
      ----------------------------------------------------------------------------------------
      Current liabilities                                            $ 209             $ 771
      Long-term debt                                                    29                 -
      Stockholders' equity (deficit)                                   474              (130)
      ----------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity (deficit)           $ 712             $ 641
      =========================================================================================

DISCONTINUED OPERATIONS

         In April 1997, we adopted a plan to dispose of US HealthData Interchange, Inc. ("USHDI"), our medical claims processing operation. On November 19, 1997, we sold substantially all of the assets of USHDI for $4.0 million in cash, subject to certain adjustments. We recognized a $3.7 million gain on discontinued operations as a result of the sale.

         We received, as part of the proceeds on the sale in August 1996 of our discontinued pharmacy benefit management operation, a right to an additional minimum payment of $2.5 million that was due at any time after August 2, 1997. This payment could increase up to $5.0 million based on certain criteria if there was an initial public offering that included our former pharmacy benefit management operation. In August 1999, we collected the $5.0 million payment after an initial public offering that included our former operation. We recognized a gain on the disposal of discontinued operations of $2.5 million less approximately $0.2 million of contingent incentive fees due primarily to former employees of the discontinued operation.

         Certain subsidiaries of ours were controlling partners in various limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11.4 million in cash and a one-year, $0.6 million secured note. We recognized a gain on the disposal of discontinued operations on these transactions of approximately $6.2 million ($5.6 million net of taxes). We also recognized a gain from discontinued operations of $0.3 million, which represents the results of operations of the three properties until their sale on May 27, 1999. The debt related to these real estate properties ($25.7 million at March 31, 1999) was either repaid, transferred to or assumed by another party in connection with the sale. Revenues for the real estate segment for the period from April 1, 1999 to its sale in May 1999 were $2.8 million compared to revenues for the years ended March 31, 1999 and 1998 of $10.5 million and $12.2 million, respectively. The amounts shown in gain (loss) from discontinued operations are net of taxes of $0.1 million in 1998. Taxes related to discontinued operations in 2000 and 1999 were immaterial.

         The net assets of the real estate segment held for sale at March 31, 1999 were as follows:

              Current assets                                                     $   1,550
              Property and equipment                                                30,152
              Other assets                                                           1,513
              ----------------------------------------------------------------------------
              Total assets                                                          33,215
              Current liabilities                                                    1,895
              Long-term debt and minority interest                                  25,768
              ----------------------------------------------------------------------------
              Net assets held for sale                                           $   5,552
              ============================================================================

         On June 5, 1997, one of our real estate partnerships acquired the remaining 65.5% of certain improved real property not already owned by the partnership for approximately $7.4 million, net of cash acquired in the acquisition. The partnership accounted for the acquisition using the purchase method of accounting. On March 31, 1998, we sold our 50% interest in the partnership for $1.8 million, including $0.4 million in cash and a $1.4 million short-term note receivable, resulting in a gain of $0.7 million which is included in gain from discontinued operations for 1998.


NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME AND SUPPLEMENTAL COMPREHENSIVE INCOME INFORMATION

         Accumulated other comprehensive income in the consolidated statements of stockholders' equity (deficit) consisted of unrealized gains on securities of $1,982 in 2000, $1,820 in 1999 and $1,168 in 1998.

         Amounts charged to the minimum pension liability before November 1997 were reversed upon the termination of our liability with respect to the Weirton pension plan as a result of the settlement with National Steel Corporation (see Note H). In the consolidated statement of comprehensive loss for the year ended March 31, 1998, the reversal was shown in the caption "Loss on plan termination from National Steel Corporation settlement included in net loss".

         As a result of our income tax position (see Note N), income tax provisions (benefits) were not allocated to any of the components of other comprehensive income (loss) for the three years ended March 31, 2000.

NOTE E - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                             For the years ended March 31,
                                                                              2000           1999         1998
  -------------------------------------------------------------------------------------------------------------
  Interest paid                                                            $    349      $   1,590     $  3,179
  Income taxes paid                                                             619             36           40
  Non-cash transactions:
       Note received as part of National Steel Corporation settlement             -              -        9,442
       Notes received on sale of other investments                              600              -        1,350
       Reduction in book value of redeemable preferred stock                264,082              -            -
       Value of common stock and warrants issued in Xetava merger             5,231              -            -
       Value of long-term debt issued in Xetava merger                       19,922              -            -
       Cumulative dividends accrued but not paid                             18,649         25,268       23,101
  =============================================================================================================

         The following supplemental information is provided for other long-term assets and other long-term liabilities (in thousands of dollars):

                                                                                          March 31,
                                                                                      2000              1999
  ------------------------------------------------------------------------------------------------------------
  Other assets:
       Prepaid pension cost                                                         $ 12,358          $ 10,900
       Securities available for sale                                                   2,880            12,134
       Other investments, at cost                                                      1,288             1,438
       Other                                                                           1,625             1,340
  ------------------------------------------------------------------------------------------------------------
            Total                                                                   $ 18,151          $ 25,812
  ============================================================================================================
  Other long-term liabilities:
       Pension and postretirement benefits                                         $   4,862         $   4,902
       Environmental liabilities                                                       1,134             1,357
       Liabilities related to discontinued operations                                  2,611             3,486
       Other                                                                           2,060             2,210
  ------------------------------------------------------------------------------------------------------------
            Total                                                                   $ 10,667          $ 11,955
  ============================================================================================================


NOTE F - UNUSUAL ITEMS AND OTHER INCOME (EXPENSE)

         In 1998, unusual items consisted of a $33.3 million charge from the settlement of certain litigation with the FoxMeyer Trustee (see Note O), a gain of $1.7 million from the settlement of litigation, principally from payments received from insurance carriers related to the settlement of environmental liabilities (see Note O), and a gain of $26.9 million for the settlement or termination of certain pension and other postretirement benefits for former officers and employees (see Notes M and O).

         In 2000, other income of $0.4 million consisted of $1.7 million in income primarily from $0.6 million in gains on the sale of securities, a class action settlement of $0.5 million related to investment transactions in prior years and $0.6 million in payments on assets either sold or written-off in a prior fiscal year. This was partially offset by a $1.1 million write-off of the carrying value of our investment in Imagyn Technologies, Inc.
("Imagyn") as a result of the elimination of our equity interest under its Chapter 11 Plan of Reorganization and a write-down in the carrying value of an investment in a non-public company of $0.2 million. In 1999, other expense consisted of a loss of $1.8 million related to a $3.4 million reduction in the carrying value of certain of our investments, including a $1.8 million reduction in the carrying value of Imagyn, partially offset by $1.6 million in gains primarily from recoveries on investments which had been written-off in prior fiscal years and a payment received on an asset sold in the prior fiscal year. In 1998, other expense consisted of a loss of $12.9 million during the year from the adjustment in the carrying value of Imagyn to its market value, partially offset by $0.6 million in gains primarily from the sale of other investments.


NOTE G - INVESTMENTS

         Our investments in debt securities, and in equity securities that have a readily determinable market value, were classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities were as follows (in thousands of dollars):

                                                                                      March 31,
                                                                                 2000          1999
          ------------------------------------------------------------------------------------------
          Carrying value                                                       $ 10,456     $ 12,134
          Unrealized gains                                                        1,982        2,045
          Unrealized losses                                                           -          225
          -------------------------------------------------------------------------------------------

         Available for sale securities included $2.9 million and $12.1 million in "Other assets" at March 31, 2000 and 1999, respectively, and $7.6 million in "Other current assets" at March 31, 2000 depending on the securities' expected holding period. Trading securities of $1.1 million were included in "Other current assets" at March 31, 1999.

         The gross proceeds and realized gains and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities were as follows (in thousands of dollars):

                                                                        For the years ended March 31,
                                                                          2000        1999        1998
          --------------------------------------------------------------------------------------------
          Available for sale securities:
               Proceeds from sales                                    $  2,646     $  1,413     $     -
               Realized gains                                              576           33           -
               Realized losses                                               -            -           -
               Net unrealized gains                                        162          652       1,168
          Trading securities:
               Net unrealized losses included in net income             (1,077)      (1,795)    (11,856)
          ----------------------------------------------------------------------------------------------

         Included in the available for sale securities are our investments in the redeemable preferred stock of RAS Holding Corp. ("RAS") and HPD Holdings Corp. ("HPD"). In addition, we have made an investment in convertible equity securities of iLife Systems, Inc. ("iLife") which are not included in available for sale securities as there is no readily determinable market value for this company. A discussion of these significant investments follows.

         In April 1998, we invested in RAS by purchasing 10% Series B convertible preferred stock ("Series B Preferred Stock"). In July 1998 and February 1999, we made additional purchases of the Series B Stock after RAS met certain performance goals. Our total investment was approximately $1.4 million. We also received two-year warrants which were exercised in April 2000 to purchase additional Series B Preferred Stock for approximately $0.9 million. On a fully-diluted basis, assuming the exercise of all convertible preferred stock, warrants and options outstanding, we would own approximately 12.8% of the common stock of RAS. RAS is a privately-held company that, through its wholly-owned subsidiary Presby Corp., has developed a surgical technique called the Surgical Reversal of Presbyopia ("SRP"), which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia in the human eye. Presbyopia is, in general, the loss of the human eye's ability to focus at near distances due to aging, resulting in the need for reading glasses or bifocals. RAS is in the process of marketing the SEBs in certain international markets where the SEB has received regulatory approval. We have been advised that RAS has received approval from the FDA to begin its SRP clinical trials in the United States which commenced in April 2000, but that the outcomes of the trials and achieving commercial success of the technique are each highly uncertain. We license office space at our Dallas, Texas office to RAS.

         Through a purchase in December 1997 of a Series B convertible preferred stock, we invested $1.3 million for what was then a 6.3% fully-diluted ownership interest in iLife. The preferred stock pays no dividends, has voting rights equivalent to the common stock, and is convertible into common stock on a one-for-one basis. iLife is a privately-held company that develops, manufactures and markets miniature continuous-wear vital signs monitors that combine proprietary sensor and wireless data transmission technologies. In addition, we loaned approximately $1.8 million to iLife during the current fiscal year and received a convertible secured note in that amount and a warrant to purchase 1,752,588 shares of common stock at $1.30 per share. The note bears interest at 2.0% above prime, matures in March 2001 and contains rights to convert to common stock of iLife under certain conditions. The warrant expires March 2005. If we were to exercise our warrant and convert our note and preferred stock, we would currently have a 12.0% fully-diluted ownership interest in iLife. We license office space at our Dallas, Texas office to iLife.

         In April 1998, we invested $1.3 million in HPD to purchase pay-in-kind redeemable preferred and HPD common stock. The common stock of HPD we acquired represented a 2.5% ownership interest at the purchase date. The preferred stock currently has a book value of approximately $1.6 million. HPD Laboratories ("HPD Labs"), a wholly-owned subsidiary of HPD, purchased the assets associated with Block Drug Company's household product lines. We have been advised that HPD Labs intends to continue and extend the current product lines and expand into compatible lines. In February and April 2000, we made an additional $0.1 million investment in a subordinated debenture issued by HPD. In addition, we received warrants to purchase additional common stock. Assuming the exercise of all outstanding warrants and options, we would have a 2.3% fully-diluted interest in HPD.


NOTE H - INVESTMENT IN NATIONAL STEEL CORPORATION

         In January 1984, we, through our then wholly-owned subsidiary National Steel Corporation ("NSC"), sold substantially all of the assets of the Weirton Steel Division ("Weirton") to Weirton Steel Corporation. In connection with the sale, NSC retained certain liabilities arising out of the operation of Weirton prior to May 1, 1983, including certain environmental liabilities, a note payable to the NSC pension trust and employee benefits for Weirton employees, which consisted principally of pension benefits for active employees based on service prior to May 1, 1983, and pension, life and health insurance benefits for retired employees (the "Weirton Liabilities"). As a result of transactions which occurred in August 1984 and June 1990, we sold all but 13% of our common stock investment in NSC to NKK Corporation. As part of the 1984 transaction, we agreed to provide NSC sufficient funds for payment of, and to indemnify NSC against, all Weirton Liabilities and for certain environmental liabilities related to the former operations of NSC. As part of the 1990 transaction, we received newly issued NSC redeemable Series B preferred stock (the "NSC Preferred Stock") and $146.6 million in cash. The cash was transferred to NSC in exchange for NSC releasing us from an equivalent amount of our indemnification liability with respect to the Weirton Liabilities (the "Released Liabilities"). In January 1994, we disposed of our remaining investment in the common stock of NSC.

         In addition, under the terms of the 1990 transaction agreement, we committed that all NSC Preferred Stock dividends and redemption amounts were to be used to satisfy the Weirton Liabilities, excluding the Released Liabilities (the "Remaining Liabilities"), before any funds were available to us for general corporate purposes. As a result, we reflected our dividend income from the NSC Preferred Stock, interest accretion and pension charges on the Remaining Liabilities and premium amortization of the NSC Preferred Stock as a single net amount in our consolidated statements of operations.

         On November 25, 1997, we and NSC, and certain of its affiliates, entered into an agreement whereby we received $59.0 million in cash and a non-interest bearing $10.0 million note (with an estimated discounted value of $9.4 million) in exchange for the redemption of the NSC Preferred Stock we owned and, in addition, NSC also released us from the Weirton Liabilities as well as various environmental liabilities related to NSC and Weirton sites (the "NSC Settlement"). The note received was paid in installments over the next twelve months following the NSC Settlement. In addition, we assigned to NSC all of our rights to assert pre-1987 environmental claims against insurers of both NSC and us, and we released our share of any settlement proceeds related to such claims as well as all amounts remaining in escrow from prior payments made by us to NSC for environmental liabilities. As a result of the NSC Settlement, we recognized a $59.0 million loss. However, in connection with our contractual obligation to

NSC relating to the Weirton Retirement Program, we had previously recorded a $79.7 million charge as of November 1997 to the accumulated deficit to recognize the minimum pension liability adjustment associated with the pension obligation. As a result of the NSC Settlement, we reversed the charge. The reversal of the minimum pension liability, net of the loss on the NSC Settlement, resulted in an improvement in our accumulated deficit of $20.7 million.


NOTE I - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                                                                     March 31,
                                                                                2000             1999
          ---------------------------------------------------------------------------------------------
          Trustee  note,  including  accrued  interest of $1,745 in 2000
                   and $1,001 in 1999                                        $   9,745       $   9,001
          6.75% Notes of Avatex Funding, net of discount of  $8,099             20,577               -
          ---------------------------------------------------------------------------------------------
                                                                                30,322           9,001
          Long-term debt due within one year                                     9,745               -
          ---------------------------------------------------------------------------------------------
          Long-term debt                                                     $  20,577       $   9,001
          =============================================================================================

         In connection with the settlement of certain litigation with the FoxMeyer Trustee (see Note O), on October 9, 1997, we executed an $8.0 million three year note payable to the Trustee. The note is secured by 1,132,500 shares of Phar-Mor common stock and a 30% interest, up to the greater of $10.0 million or the amount owed under the note, in the net proceeds from certain litigation that has been brought by the Trustee against specified third parties. Interest accrues on the note at the prime rate (9.0% at March 31, 2000) and is compounded annually. The accrued interest and the principal balance of the note are due at maturity on October 8, 2000; however, proceeds from any sale of the Phar-Mor stock held as collateral, or the successful resolution of the litigation brought by the Trustee against third parties, must first be used to satisfy the note. If the prime rate remains at 9%, we will owe approximately $10.2 million at maturity.

         The 6.75% notes were issued by Avatex Funding on December 7, 1999, to our former preferred stockholders who elected the Alternate Consideration in the merger with Xetava (see Note B). Avatex Funding is a wholly-owned subsidiary which has a separate corporate existence from us. Avatex Funding's sole purpose is to issue the notes and to own 3,571,533 shares of the common stock of Phar-Mor which are pledged to secure the notes. Avatex Funding is prohibited by the note indenture from transacting any other business, and the company does not have any other material assets or liabilities not related to the notes. The notes were recorded at their estimated fair value of $19.9 million and are being amortized on an effective yield basis of 21% over the term of the notes to their par value of approximately $28.7 million. The notes mature December 7, 2002, and interest is paid on June 15 and December 15 of each year. We unconditionally guarantee the notes. The 1,132,500 shares of common stock of Phar-Mor held by the Trustee as collateral for that note will be transferred to Avatex Funding and pledged as additional collateral to secure the 6.75% notes if and when the Trustee note is paid in full.

         Maturity and approximate sinking fund requirements on all long-term debt by fiscal year, based on the book value of the debt at March 31, 2000, are as follows: $9.7 million in 2001 and $20.6 million in 2003. Actual estimated payments at maturity after additional accretion of discount or accrual of interest are as follows:
$10.2 million in 2001 and $28.7 million in 2003.


NOTE J - CAPITAL STOCK

REDEEMABLE PREFERRED STOCK: We are authorized to issue 10,000,000 shares of preferred stock. As a result of our merger with Xetava (see Note B), our two former series of preferred stock, which are discussed below, were eliminated on December 7, 1999.

         At both March 31, 1999 and December 7, 1999, we had 652,273 shares of our cumulative convertible preferred stock outstanding at a stated price of $50.00 per share. Each share of this preferred stock was entitled to a cumulative annual dividend of $5.00 and was convertible into our common stock at a conversion price of $25.80 per share. We did not declare, nor did we pay, any of the dividends due since October 15, 1996. Cumulative dividends unpaid for the convertible preferred stock at December 7, 1999, when the preferred stock was eliminated, were $10.4 million or $15.92 per share.

         At both March 31, 1999 and December 7, 1999, we had 4,312,351 shares of $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A Preferred Stock") outstanding. Dividends due since October 15, 1996 have not been declared or paid. The amount of cumulative dividends unpaid for the Series A Preferred Stock at December 7, 1999, when the preferred stock was eliminated, were $67.4 million or $15.64 per share.

         Dividends paid on or prior to October 15, 1996 on the Series A Preferred Stock were paid in additional shares of the Series A Preferred Stock. The difference in the Series A Preferred Stock's liquidation preference and the recorded value when the original and additional shares were issued was being amortized on an effective yield basis as additional preferred stock dividends and charged to retained earnings until the Series A Preferred Stock was eliminated on December 7, 1999.

COMMON STOCK: At March 31, 2000, we had 19,637,360 shares of Class A $0.01 par value common stock outstanding before consideration of our common stock owned by Phar-Mor. Class A common stock was issued December 7, 1999 in exchange for our previously outstanding $5.00 par value common stock on a one-for-one basis and to our former preferred stockholders who elected not to take the Alternate Consideration (see Note B). At March 31, 1999, we had 13,806,487 shares of common stock issued. We have also reserved 3,858,114 shares of our Class A common stock for issuance under our stock option and performance award plans (see Note K) and 2,319,334 shares for issuance upon conversion of the $2.25 warrants (see Note B). While there are no restrictions on our ability to pay dividends on our common stock, we do not presently intend to pay any dividends.

         As of March 31, 2000, Phar-Mor had acquired 4,948,600 shares of our Class A common stock at a cost of approximately $10.7 million. We account for our investment in Phar-Mor on an equity basis (see Note C) and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of $4.1 million and a reduction in the number of shares outstanding for calculating earnings per share of 1,900,263 at March 31, 2000 (see Note A).

NOTE K- EMPLOYEE COMPENSATION PLANS

         We maintain the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of our common stock to certain officers and key employees of ours and our subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Finance and Personnel Committee of our Board of Directors determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of our common stock may be granted under the Plan. At March 31, 2000, options for 95,078 shares were still available for grant under the Plan.

         We have a Performance Incentive Plan which provides for participants to receive 17.5% of the net proceeds from litigation, if any, related to our lawsuit against McKesson and various other defendants. The plan does not expire nor can the percentage award or the participants be changed unless the participant has voluntarily terminated his employment or been terminated with cause.

         Approximately $1.9 million in incentive bonuses were earned under a net income incentive plan for the year ended March 31, 1998. No amounts were earned for the year ended March 31, 1999, after which this incentive plan was cancelled.

         The following table summarizes the information with respect to stock options for the three years ended March 31, 2000. The exercise price of options granted were at least equal to the published market price of our common stock on the date of grant.

                                                                                 Outstanding
                                                                   ---------------------------------------
                                                                                         Weighted Average
                                                                                             Exercise
                                            Exercisable Shares            Shares               Price
         ------------------------------------------------------------------------------------------------
         March 31, 1997                                 40,792            2,238,906             $1.45
         Granted                                                          1,655,000              1.13
         Exercised                                                                -              -
         Canceled or forfeited                                               40,792             15.11
         ------------------------------------------------------------------------------------------------
         March 31, 1998                              1,452,909            3,853,114              1.16
         Granted                                                                  -              -
         Exercised                                                                -              -
         Canceled or forfeited                                                    -              -
         ------------------------------------------------------------------------------------------------
         March 31, 1999                              2,750,611            3,853,114              1.16
         Granted                                                              5,000              0.78
         Exercised                                                                -              -
         Canceled or forfeited                                                    -              -
         ------------------------------------------------------------------------------------------------
         March 31, 2000                              3,303,108            3,858,114              1.16
         ------------------------------------------------------------------------------------------------

         We account for stock-based compensation using the intrinsic value method of APB 25 (see Note A). Accordingly, no compensation expense was recognized. If we had used the fair value of options at the grant dates, as defined by SFAS No. 123, to recognize compensation cost for the three years ended March 31, 2000, our income (loss) from continuing operations and net income (loss) would have been as follows on a pro forma basis (in thousands of dollars, except per share amounts):

                                                                       2000           1999           1998
    --------------------------------------------------------------------------------------------------------
    As reported
         Loss from continuing operations                             $ (6,646)      $ (6,571)     $ (81,771)
         Net income (loss)                                              1,485         (6,587)       (77,500)
    Pro forma
         Loss from continuing operations                             $ (6,965)      $ (7,258)     $ (82,964)
         Net income (loss)                                              1,166         (7,274)       (78,693)
    ========================================================================================================
    As reported for both basic and diluted earnings per share
         Income (loss) per share from continuing operations          $  13.61       $  (2.65)      $  (7.78)
         Net income (loss) per share                                    14.17          (2.65)         (7.47)
    Pro forma for both basic and diluted earnings per share
         Income (loss) per share from continuing operations          $  13.59       $  (2.71)      $  (7.86)
         Net income (loss) per share                                    14.15          (2.71)         (7.55)
    ========================================================================================================

         The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three years ended March 31, 2000 (no grants were made during 1999):

                                                                         2000         1999        1998
          ----------------------------------------------------------------------------------------------
          Expected dividend yield (%)                                      0.0          -           0.0
          Expected volatility (%)                                         80.8          -          60.8
          Risk-free interest rates (%)                                     6.2          -           6.2
          Expected option lives (years)                                    5.0          -           4.0
          ----------------------------------------------------------------------------------------------

         The weighted-average fair values of options granted during 2000 and 1998 were $0.54 and $0.58, respectively.

         The following table summarizes information about significant option groups outstanding and exercisable as of March 31, 2000 and related weighted-average exercise price and weighted-average contractual life remaining:

    Options with Exercise Prices            Outstanding                 Exercisable       Remaining
    Ranging from:                       Shares        Price        Shares        Price      Life
    ------------------------------------------------------------------------------------------------
    $0.7812 to $1.3125                  3,858,114    $ 1.16      3,303,108       $ 1.17      2.0
    -------------------------------------------------------------------------------------------------

NOTE L - RETIREMENT PLANS

         We have retirement plans consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current employee is covered under a defined benefit plan. Our funding policy for defined benefit plans is to make payments to the pension trusts in accordance with the funding requirements of federal laws and regulations. Our outside directors are covered under a non-qualified and unfunded defined benefit plan.

         We have maintained an employees' savings plan under Section 401(k) of the Internal Revenue Code for all employees since April 1997. Under the plan, employees generally may elect to exclude up to 15% of their compensation from amounts subject to income tax as a salary deferral contribution. We make a matching contribution to each employee, which immediately vests, in an amount equal to 50% of the first 6% of the employee's contribution.

         Pension income under our retirement plans for the three years ended March 31, 2000 are presented in the table below (in thousands of dollars):

                                                                     For the years ended March 31,
                                                                    2000           1999          1998
     --------------------------------------------------------------------------------------------------
     Net periodic pension cost (income) for defined benefit plans:
     Service cost - benefits earned for the year               $        65      $       61    $      78
     Interest cost on projected benefit obligation                   3,358           3,603        4,098
     Expected return on plan assets                                 (4,573)         (4,795)      (4,387)
     Net amortization and deferral                                    (183)           (197)         (57)
     ---------------------------------------------------------------------------------------------------
     Net periodic pension cost (income)                             (1,333)         (1,328)        (268)
     Pension cost for defined contribution plans                        37              21           39
     ---------------------------------------------------------------------------------------------------
     Total pension cost (income)                                 $  (1,296)      $  (1,307)    $   (229)
     ===================================================================================================

         The net periodic pension income for defined benefit plans was determined by assuming a weighted average expected long-term rate of return on plan assets of 7.8% for the year ended March 31, 2000, 7.8% for the year ended March 31, 1999, and 8.5% for the year ended March 31, 1998

         As a result of agreements with certain former officers and employees who elected lump sum payments in lieu of continuing payments from certain unfunded plans, two plans were terminated and a third plan was partially settled (see Note O) during 1998.

         The following table sets forth the funded status of our defined benefit pension plans and amounts recognized in our consolidated balance sheets at March 31, 2000 and 1999 utilizing a weighted average discount rate of 7.25% in 2000 and 7.0% in 1999 (in thousands of dollars):


                                                                                     March 31,
                                                                               2000            1999
     --------------------------------------------------------------------------------------------------
     Change in benefit obligation:
        Projected benefit obligation, beginning of year                     $  52,426       $  53,780
          Service cost                                                             65              61
          Interest cost                                                         3,358           3,603
          Actuarial losses (gains)                                             (3,142)             98
          Benefits paid                                                        (4,621)         (5,116)
     --------------------------------------------------------------------------------------------------
        Projected benefit obligation, end of year                              48,086          52,426
     --------------------------------------------------------------------------------------------------
     Change in plan assets:
        Fair value of plan assets, beginning of year                           61,224          64,179
          Actual return on plan assets                                          8,643           1,914
          Benefits paid                                                        (4,403)         (4,869)
     --------------------------------------------------------------------------------------------------
        Fair value of plan assets, end of year                                 65,464          61,224
     --------------------------------------------------------------------------------------------------
     Funded status                                                             17,378           8,798
     Unrecognized transition asset                                               (356)           (540)
     Unrecognized net actuarial loss (gain)                                    (5,487)          1,725
     --------------------------------------------------------------------------------------------------
     Net prepaid pension cost                                              $   11,535       $   9,983
     ==================================================================================================

         The projected benefit obligation and accumulated benefit obligation of the unfunded plans were $0.9 million as of March 31, 2000 and $1.0 million as of March 31, 1999.

         The following table presents amounts recognized in our consolidated balance sheets at March 31, 2000 and 1999 that net to the prepaid pension cost in the table above (in thousands of dollars):

                                                                                     March 31,
                                                                                2000             1999
     -------------------------------------------------------------------------------------------------
     Prepaid pension cost                                                     $ 12,358        $ 10,900
     Accrued pension liability                                                    (823)           (917)
     --------------------------------------------------------------------------------------------------
     Net prepaid pension cost                                                 $ 11,535        $  9,983
     ====================================================================================================

         At March 31 2000, the assets of our defined benefit pension plans were comprised of approximately 17% bonds, 63% stocks, 12% hedge funds and 8% other, principally cash. Included in pension plan assets were 1,361,500 shares of our common stock with a market value of $0.9 million at March 31, 2000.

NOTE M - POSTRETIREMENT  BENEFITS  OTHER THAN PENSIONS


         We have a plan for retired employees that provides for postretirement health care and life insurance benefits. Health benefits include major medical insurance with deductible and coinsurance provisions. Life insurance benefits are for a flat benefit. The plan provides that some retirees pay for a portion of their coverage. The plan is not funded, and we pay all benefits on a current basis. No current employees are covered under the plan.

         In March 1998, one inactive subsidiary of ours, which had no ongoing operations since 1990, exercised its right to terminate coverage of its retiree healthcare and life insurance plans, as provided in the plan documents. In addition, another subsidiary, which had no ongoing operations since 1983 and no resources to pay its liabilities, was dissolved in March 1998. As a consequence, this subsidiary's retiree healthcare and life insurance plans were effectively discontinued. Most retirees covered by these plans elected to participate in a transition assistance payment plan and executed releases in favor of the applicable subsidiary and its affiliates. A gain of approximately $21.3 million, net of such payments and certain remaining claim reserves, was included in "Unusual items" in the 1998 consolidated statement of operations as a result of the termination or discontinuance of these plans.

         The net periodic postretirement benefit cost for continuing operations for the three years ended March 31, 2000 was as follows (in thousands of dollars):

                                                                         For the years ended March 31,
                                                                         2000        1999        1998
       -----------------------------------------------------------------------------------------------
       Service cost - benefits earned for the year                     $       -  $      -    $      -
       Interest cost                                                        183        157       1,501
       Amortization of prior service cost and net gain                      (40)       (72)       (464)
       -----------------------------------------------------------------------------------------------
       Total postretirement benefit cost                                $   143     $   85     $ 1,037
       ====================================================================================================

         The following table sets forth the status of the postretirement health care and life insurance plans and amounts recognized in the consolidated balance sheets at March 31, 2000 and 1999 utilizing a discount rate of 7.25% for 2000 and 7.0% for 1999 (in thousands of dollars):

                                                                                      March 31,
                                                                                  2000           1999
       ------------------------------------------------------------------------------------------------
       Accumulated postretirement benefit obligation, beginning of year         $  2,717      $  2,330
            Service cost                                                               -             -
            Interest cost                                                            183           157
            Plan participants' contributions                                          33            29
            Benefits paid                                                           (123)         (175)
            Actuarial loss (gain)                                                    (62)          376
       ------------------------------------------------------------------------------------------------
       Accumulated postretirement benefit obligation, end of year                  2,748         2,717
       Unrecognized net gain                                                         852           830
       ------------------------------------------------------------------------------------------------
       Amount  of  postretirement   benefit  obligation   included  in  the
         consolidated balance sheet                                             $  3,600      $  3,547
       --------------------------------------------------------------------- ------------- --------------

         Medical costs were assumed to increase at a rate of 8.0% during 2000 and then to decline over a period of 6 years to a rate of 5.0%. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase or a 1% decrease in the cost of health care would result in a 10.0 % increase or an 8.4% decrease in the postretirement benefit obligation and a 13.1% increase or an 11.0% decrease in postretirement benefit cost for the plan.


NOTE N - INCOME TAXES

         The provision for income taxes consisted of a federal income tax refund in 1998. There was no provision for income taxes for either 2000 or 1999.

         We recorded no federal income tax benefit in the three years ending March 31, 2000 because of the uncertainty of realizing our deferred tax assets. We adjusted our valuation allowance to maintain a full valuation allowance against our net deferred tax assets.

         While we have generated substantial loss, capital loss and credit carryforwards in prior years, the availability of such loss and tax credit carryforwards to reduce our future consolidated federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations upon the utilization of loss and tax credit carryforwards in the event of an ownership change (as defined in the Code). We believe that the latest ownership change occurred in December 1999 in connection with the Xetava merger (see Note B). As a result of the ownership change, we will have less than $0.1 million per year of operating loss carryforwards available for the next twenty years from tax loss carryforwards incurred December 7, 1999 or prior. In addition, at March 31, 2000, we have for federal income tax purposes operating loss and capital loss carryforwards of approximately $3.0 million and $3.3 million, respectively, incurred after December 7, 1999. The use of the operating loss carryforward expires in 20 years and the capital loss carryforward in 5 years.

         The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes and minority interest were as follows (in thousands of dollars):


                                                                             For the years ended March 31,
                                                                         2000             1999             1998
-------------------------------------------------------------------------------------------------------------------
Statutory rate applied to pre-tax loss                                $ (2,326)         $ (2,300)       $ (28,630)
Change in deferred tax asset valuation allowance                       (88,948)            3,112           (6,621)
Corporate dividend-received deduction                                      (53)              (44)          (1,520)
Effect of change in control on net operating loss and
     credit carryforwards                                               91,154                 -                -
Capital losses                                                               -                 -             (296)
NSC Settlement                                                               -                 -           20,995
FoxMeyer bankruptcy settlement                                               -                 -           11,652
Market adjustments to investments                                                          1,185            4,528
Equity in affiliates                                                        59              (548)           1,168
Other items                                                                114            (1,405)          (1,316)
-------------------------------------------------------------------------------------------------------------------
Total tax provision (benefit)                                         $      -          $      -        $     (40)
===================================================================================================================

         Our current and noncurrent deferred taxes, which net to a zero balance as of March 31, 2000 and 1999, consisted of the following temporary differences and net operating losses at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):


                                                                                          March 31,
                                                                                    2000            1999
        ----------------------------------------------------------------------------------------------------
        Deferred tax assets:
        Tax net operating losses                                                  $   2,648       $ 83,056
        Other liabilities                                                             4,306          4,611
        Tax credits                                                                       3          7,451
        ----------------------------------------------------------------------------------------------------
        Total deferred tax assets                                                     6,957         95,118
        Deferred tax liabilities:
        Retirement plans                                                             (4,887)        (4,311)
        Other                                                                          (693)          (482)
        ----------------------------------------------------------------------------------------------------
        Deferred tax liability                                                       (5,580)        (4,793)
        Valuation allowance                                                          (1,377)       (90,325)
        ----------------------------------------------------------------------------------------------------
        Deferred tax asset, net                                                   $       -       $      -
        ====================================================================================================

         The net change in the valuation allowance for 2000 was a decrease of approximately $88.9 million primarily due to the effect of the ownership change (see discussion above) on the availability of net operating losses and tax credits. As a result of the ownership change, the availability of operating loss and capital loss carryforwards as well as tax credits incurred December 7, 1999 or prior (see Note B) have been almost totally eliminated. The valuation allowance has been adjusted to reflect this decrease in deferred tax assets resulting from these limitations. The valuation allowance still offsets the remaining net deferred tax assets due to the uncertainty of realizing any benefit from the deferred tax assets.

NOTE O - COMMITMENTS AND CONTINGENCIES

         We lease various types of properties, primarily corporate office space and equipment, through noncancelable operating leases. Rental expense for continuing operations under operating leases totaled $0.2 million in 2000, $0.2 million in 1999 and $0.1 million in 1998. Minimum rental payments under operating leases with initial or remaining terms of one year or more at March 31, 2000 total $0.4 million with payments due of $0.2 million in 2001 and $0.2 in million in 2002. We had sublease income from licensing our office space of $0.1 million in 2000. We expect the same level of sublease income for 2001 and 2002.

         On October 9, 1997, the United States Bankruptcy Court for the District of Delaware approved a settlement (the "FoxMeyer Settlement") of certain litigation between us and the FoxMeyer Trustee. The litigation concerned the validity of the transfer of certain property from FoxMeyer to us as a dividend on June 19, 1996. Under the FoxMeyer Settlement, (i) the pending litigation by the Trustee against us was dismissed, (ii) we paid the Trustee approximately $25.8 million from a previously established escrow account, and (iii) we executed a three year, $8.0 million promissory note payable to the Trustee (see
Note I). As a result of the FoxMeyer Settlement, we recognized a $33.3 million charge which is included in "Unusual items" in the consolidated statement of operations for 1998.

         We have retained responsibility for certain potential environmental liabilities attributable to former operating units. As a result of the NSC Settlement, we were released from responsibility for claims resulting from our prior ownership of NSC or Weirton (see Note H). We are still subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to sites of other former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. We and our subsidiaries received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

         At March 31, 2000, we had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Our estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

         The amount of reserves for environmental liabilities is difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not formerly owned by us, the unknown extent of our probable liability in proportion to the probable liability of other parties. Moreover, we may have environmental liabilities that we cannot, in our judgment, estimate at this time and losses attributable to remediation costs may arise at other sites. We recognize that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change our current assessment. A change in the estimated liability could have a material impact on our financial condition and results of operations.

         In connection with litigation claims by us and certain other plaintiffs against various insurance carriers for coverage of certain environmental liabilities, we received a $1.6 million cash settlement in 1998 for certain of these claims which was included in the consolidated statements of operations in "Unusual items". In connection with the NSC Settlement in November 1997, we assigned to NSC our right to assert pre-1987 environmental claims against the insurance carriers and released to NSC our share of any settlement proceeds related to such claims.

         In November 1997, we entered into lump sum payment agreements with certain former officers and employees who were receiving supplemental pension and other payments from us or our subsidiaries. As a result of the agreements, we paid approximately $2.1 million to these individuals for the termination of our payment obligations and recognized a gain of approximately $5.6 million which was included in "Unusual items" in the 1998 consolidated statement of operations. Approximately $3.2 million of the gain was associated with certain retirement plans discussed in Note L.

         On April 14, 1998, we announced that we would merge with and into our wholly-owned subsidiary, Xetava. Under the proposed merger, our existing common and preferred stockholders would have received new common stock of Xetava. In late April 1998, a preferred stockholder and a putative class of preferred stockholders filed a total of three lawsuits in the Delaware Court of Chancery against us, Xetava and seven of our directors. In May 1998, the Delaware Court consolidated the lawsuits under the caption IN RE AVATEX CORPORATION SHAREHOLDERS LITIGATION, C.A. No. 16334. The lawsuits challenged our merger with and into Xetava. In August 1998, the Delaware Supreme Court ruled that the holders of our convertible preferred stock have the right to vote separately as a class on our proposed merger into Xetava, as it was structured and announced by us on April 14, 1998. Following these events, our management considered various alternatives to the proposed merger and ultimately negotiated and entered into agreements with certain large holders of our preferred stock relating to the terms of a revised merger between us and Xetava and the settlement of the preferred stockholders' litigation against us. These lawsuits were settled on December 7, 1999 (see Note B for a discussion of the settlement agreements).

         On March 1, 1994, we announced that we had proposed a merger in which FoxMeyer would be merged with and into a wholly-owned subsidiary of ours, making FoxMeyer a wholly-owned subsidiary. Shortly after the announcement, class action lawsuits were filed against us, FoxMeyer and certain of FoxMeyer's officers and directors in the Delaware Court of Chancery. Following a number of procedural matters, and the execution (and subsequent withdrawal) of a Memorandum of Understanding dated June 30, 1994 under which the litigation would be dismissed, the litigation was consolidated and an amended complaint was filed on February 13, 1996. The amended complaint alleged that the defendants breached their fiduciary duties to FoxMeyer's shareholders by agreeing to the merger at an unfair price and at a time designed so that we could take advantage of, among other things, an alleged substantial growth in the business of FoxMeyer. The complaint also alleged that the proxy statement issued in connection with the merger failed to disclose certain matters relating to the proposed merger. In January 2000, we entered into a settlement agreement under which we will pay the plaintiff class the amount of approximately $1.4 million, a portion of which will be paid by the directors' insurance carrier. The payment was made in May 2000.

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

         We and our Co-Chairmen and Co-Chief Executive Officers have also been named as defendants in GROSSMAN V. FOXMEYER HEALTH CORP., ET AL., Cause No. 96-10866-J, in the 191st Judicial Court of Dallas County, Texas. As initially filed, the lawsuit purports to be brought on behalf of all holders of our common stock during the period October 30, 1995 through July 1, 1996, and seeks unspecified money damages. Plaintiff asserts claims of common law fraud and negligent misrepresentation, based on allegations that she was induced not to sell her shares by supposed misrepresentations and omissions that are substantially the same as those alleged in the ZUCKERMAN action described above. Following the court's denial of the plaintiff's motion to certify a class of holders of our stock, we reached a settlement with the plaintiff under which we paid a de minimus amount in April 2000 and the lawsuit was dismissed. A portion of the settlement was paid by our directors' insurance carrier.

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one defendant. In January 2000, the United States District Court for the Northern District of Illinois entered an amended order in the bankruptcy trustee's lawsuit, which found that the Bankruptcy's Court's conclusions of law were correct with the exception of the trustee's failure to state a cognizable claim. The same order also affirmed the Bankruptcy Court's dismissal of the lawsuit brought by certain of Ben Franklin's lenders. In the third lawsuit, pending in Illinois state court, the court dismissed the plaintiffs' third amended complaint without prejudice, and the plaintiffs filed a fourth amended peti-tion in December 1999. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

         In April 1998, the FoxMeyer Trustee filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We have agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

         On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under Case No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were holders of our Series A Preferred Stock, and the lawsuit relates primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The plaintiffs allege that, in connection with such agreements and transactions, (i) the defendants breached their fiduciary duty to our stockholders, (ii) the compensation arrangements between us and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused our subsidiaries and affiliates to improperly purchase our common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as it was brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. In October 1999, the defendants moved for summary judgment, and a hearing on the motion was held on January 26, 2000. The court has not yet ruled on this motion. Subject to our rights of reimbursement under the applicable directors' insurance policies, we have been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, our charter and by-laws, and the terms and conditions of Indemnification Agreements between us and certain of the defendants.

         There are various other pending claims and lawsuits arising out of the normal conduct of our businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE P - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         We determined the estimated fair value of financial instruments based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that we might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have had a material effect on the estimated fair value of our financial instruments at March 31, 2000 or 1999, respectively.

         The carrying amounts of cash and short-term investments, accounts and notes receivable, accounts payable and other accrued liabilities were reasonable estimates of their fair value. The carrying value of net assets of discontinued operations held for sale is less than its market value of $12.0 million at March 31, 1999.

         The carrying value of long-term debt was $30.3 million and $9.0 million at March 31, 2000 and 1999, respectively, while the estimated fair value was $30.1 million and $8.6 million, respectively, based upon interest rates available to us for issuance of similar debt with similar terms and remaining maturities.

         Debt and equity securities classified as "available for sale" or "trading" were carried at their estimated fair value (see Notes A and G).

         The fair value of our former redeemable preferred stock, based on quoted market prices at March 31, 1999, was $14.5 million.

         The carrying value of other investments was estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at March 31, 2000 and 1999 was $1.3 million and $1.4 million, respectively.

         The fair value estimates were based on pertinent information available to management as of March 31, 2000 and 1999. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.


NOTE Q - QUARTERLY DATA  (UNAUDITED)

         The following is a quarterly tabulation of the results of operations for the two years ended March 31, 2000 (in thousands of dollars, except per share amounts):

                                                                                   Quarter
-------------------------------------------------------------------------------------------------------------------
                                                            First           Second          Third          Fourth
------------------------------------------------------------------------------------------------------------------
2000:
Revenues                                                $        0      $        0      $         0     $        0
Operating loss                                              (2,085)         (2,190)          (2,337)           (83)
Loss from continuing operations before equity in
  income (loss) of affiliates                               (2,537)         (1,326)          (1,996)          (301)
Income (loss) from continuing operations                    (3,736)         (3,017)           1,061           (954)
Net income (loss)                                            2,092            (651)             998           (954)
Income (loss) per common share from continuing
  operations after preferred stock dividends:
      Basic and Diluted                                      (0.86)          (0.82)         15.42            (0.05)
Net income (loss) per common share:
      Basic and Diluted                                      (0.41)          (0.64)         15.41            (0.05)
-------------------------------------------------------------------------------------------------------------------
1999:
Revenues                                                $        0      $        0      $         0     $        0
Operating loss                                              (1,991)         (1,969)          (1,747)        (1,619)
Loss from continuing operations before equity in
  income of affiliates                                      (3,293)         (2,292)          (1,594)          (662)
Loss from continuing operations                             (3,036)         (2,899)            (304)          (332)
Net loss                                                    (2,582)         (2,784)            (638)          (583)
Loss per common share from continuing operations
  after preferred stock dividends:
      Basic and Diluted                                      (0.73)          (0.76)           (0.57)         (0.59)
Net loss per common share:
      Basic and Diluted                                      (0.70)          (0.75)           (0.60)         (0.61)
==================================================================================================================

         Our quarterly results were significantly affected by amounts shown in "Other income (expense)". See Note F for explanations of transactions included in this caption. During the fourth quarter of fiscal 2000, we had a smaller operating loss than in the prior quarters of fiscal 2000 because we incurred substantially less expenses related to the merger with Xetava (see Note B) than we had in the prior quarters, and we received approximately $1.0 million in settlement payments related to our lawsuit against McKesson and certain pharmaceutical manufacturers.

         Per share amounts were computed independently for each quarter based on the average number of shares outstanding during that quarter. As a result, the sum of the quarterly per share amounts may not equal the per share amount for the entire year.

NOTE R - GOING CONCERN

         During the year ended March 31, 1998, we had significant success in resolving a number of matters which threatened our existence including: (i) a significant reduction in operating cash outflows; (ii) the settlement with the FoxMeyer Trustee of certain claims against us and the release of our assets from a temporary restraining order and injunction; (iii) the restoration of our liquidity and the elimination of substantial healthcare, environmental and other liabilities through a negotiated settlement of our preferred stock investment in NSC; and (iv) the elimination of certain other supplemental pension and retiree healthcare benefit obligations owed by us or our subsidiaries.

         During the years ended March 31, 1999 and 2000, we focused our attention on what we believed were the remaining issues: to overcome operating losses and provide for future growth; to correct our common stockholder's deficiency; and to address potential liabilities associated with pending litigation.

         We have made certain investments in other companies to try to overcome our operating losses and provide for future growth. We continually review and assess our investment portfolio in order to identify those investments which should be liquidated and those which merit new or additional investment. As part of this plan, we have made several investments in addition in our investment in Phar-Mor. These new investments include investments in RAS, iLife, Chemlink and HPD. See Note C for a discussion of our investment in Chemlink. See Note G for a discussion of our other investments.

         To address our common stockholders' deficiency, we completed the merger with Xetava eliminating the obligation related to our preferred stock and recognizing an increase in stockholders' equity of $225.0 million resulting in positive stockholders' equity. This transaction substantially improved our financial condition and our capability to meet our future liabilities as they mature. See Note B.

         We have continued our vigorous defense against pending litigation in the belief such claims are without merit. We have entered into settlement agreements or settled the 1994 stockholder litigation, one of the 1996 stockholder litigation suits and the lawsuits related to our merger with Xetava.

         We believe we have resolved many of the issues that resulted in doubts about our continuing as a going concern. Nevertheless, we will likely continue to report operating losses, which together with the remaining pending litigation as discussed in Note O, continue to raise substantial doubt as to our ability to continue as a going concern.

         To overcome these remaining matters, we will continue our vigorous defense of our remaining litigation until these matters are finally resolved. In addition, the companies in which we have invested also need additional time to continue the development of their business plans. Until then, there is no assurance that any of these investments will produce adequate returns to overcome our operating losses and provide adequate funds to provide for our future growth. We will continue to manage our investments and look for additional opportunities to try to successfully return to profitability.

         Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission no later than July 29, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

                  Reference is made to the listing on page 48 of all financial statements filed as part of this report.

            (2)   FINANCIAL STATEMENT SCHEDULES

                  Reference is made to the listing on page 48 of all financial statement schedules filed as part of this report.

            (3)   EXHIBITS

                  Reference is made to the Exhibit Index beginning on page 51 for a list of all exhibits filed as part of this report.

         (b)      REPORTS ON FORM 8-K

                  During the three months ended March 31, 2000, we did not file any Current Reports on Form 8-K.


                  After March 31, 2000, we filed a Current Report on Form 8-K on April 5, 2000 announcing that any proposals to be presented to our stockholders at our 2000 annual meeting must be received by us for inclusion in our proxy statement for the meeting by May 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Avatex Corporation


                          By  /s/ Grady E.  Schleier
                             ---------------------------------------------
                             Grady E. Schleier
May 23, 2000                 Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:


/s/ Abbey J. Butler
------------------------------------     Co-Chairman of the Board and
Abbey J. Butler                          Co-Chief Executive Officer                              May 23, 2000
/s/ Melvyn J. Estrin
------------------------------------     Co-Chairman of the Board and
Melvyn J. Estrin                         Co-Chief Executive Officer                              May 23, 2000
/s/ Grady E. Schleier
------------------------------------     Senior Vice President and Chief Financial Officer
Grady E. Schleier                        (Principal Financial and Accounting Officer)            May 23, 2000

ADDITIONAL DIRECTORS:

/s/ Hyman H. Frankel
------------------------------------     Director                                                May 23, 2000
Hyman H. Frankel

/s/Fred S. Katz
------------------------------------     Director                                                May 23, 2000
Fred S. Katz

/s/ William A. Lemer
------------------------------------     Director                                                May 23, 2000
William A. Lemer

/s/ Charles C. Pecarro
------------------------------------     Director                                                May 23, 2000
Charles C. Pecarro

/s/ John L. Wineapple
------------------------------------     Director                                                May 23, 2000
John L. Wineapple

ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                       AVATEX CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Avatex Corporation and subsidiaries are included in Item 14(a)(1):


                                                                                                       Page No. in
                                                                                                        Form 10-K
                                                                                                      -------------
Independent Auditors' Report                                                                                 18

Consolidated Statements of Operations - For the Three Years Ended March 31, 2000                             19

Consolidated Statements of Comprehensive Income (Loss) - For the Three Years Ended
     March 31, 2000                                                                                          20

Consolidated Balance Sheets - March 31, 2000 and 1999                                                        21

Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Years Ended
    March 31, 2000                                                                                           22

Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 2000                             23

Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 2000                        24

The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):


                                                                                                       Page No. in
                                                                                                        Form 10-K
                                                                                                      --------------
 Schedule II - Valuation and Qualifying Accounts                                                           49

 Independent Auditors' Consent                                                                             50

         Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

         In accordance with Regulation S-X, audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate) for the fiscal year ending July 1, 2000 will be filed as an amendment to the Corporation's Form 10-K within 90 days of Phar-Mor, Inc.'s fiscal year end.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       AVATEX CORPORATION AND SUBSIDIARIES
                            (in thousands of dollars)

----------------------------------------------------------------------------------------------------------------------------------
                      COL A                           COL B                      COL C                   COL D          COL E
----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                 ---------------------------------------
                                                                                      Charged to
                                                    Balance at       Charged to          Other                           Balance
                                                    Beginning         Costs and        Accounts-      Deductions-        at End
                   Description                      of Period         Expenses         Describe         Describe        of Period
----------------------------------------------------------------------------------------------------------------------------------
                                                                Year Ended March 31, 2000
  Allowance for possible losses on notes
     and accounts receivable                         $   15          $  32               $   -        $     -            $   47
                                                                Year Ended March 31, 1999
  Allowance for possible losses on notes
     and accounts receivable                         $   27          $  15               $   -        $    27  (2)       $   15
                                                                Year Ended March 31, 1998
  Allowance for possible losses on notes
     and accounts receivable                         $  539           $  9               $   -        $   521  (1)       $   27


Notes:
  (1) Principally the collection and write-off of receivables retained on the sale of discontinued operations. (2) Related to discontinued real estate operations.

INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8, No. 33-37531 on Form S-3 and No. 333-84849 on Form S-4 of
Avatex Corporation of our report dated April 28, 2000, which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Corporation's ability to continue as a going concern appearing in this Annual Report on Form 10-K of Avatex Corporation for the year ended March 31, 2000.





Deloitte & Touche LLP
Dallas, Texas
May 26, 2000

                       AVATEX CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit
Number                                   Description
-------                                  -----------
2-A        Amended and Restated Agreement and Plan of Merger, dated June 18,
           1999, by and between the registrant and Xetava Corporation. (Filed as
           Exhibit 2 to the registrant's Current Report on Form 8-K filed June
           24, 1999 and incorporated herein by reference.)

3-A        Certificate of Merger of Xetava Corporation with and into Avatex
           Corporation, dated December 7, 1999, with the Restated Certificate of Incorporation of the registrant annexed thereto. (Filed as Exhibit
           3-A to the registrant's Current Report on Form 8-K filed December 16,
           1999 and incorporated herein by reference.)

3-B Restated Certificate of Incorporation of Avatex Funding, Inc. (Filed as Exhibit 3-B to the registrant's Current Report on Form 8-K filed
           December 16, 1999 and incorporated herein by reference.)

3-C        By-laws of the registrant. (Filed as Exhibit 3-D to the registrant's
           Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

4-A        Indenture, dated as December 7, 1999, among the registrant, Avatex
           Funding, Inc. and Norwest Bank Minnesota, N.A., as indenture trustee.
           (Filed as Exhibit 4-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

4-B Pledge and Security Agreement, dated as of December 7, 1999, among the registrant, Avatex Funding, Inc. and Norwest Bank Minnesota,
           N.A., as collateral agent. (Filed as Exhibit 4-B to the registrant's
           Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

4-C        Subrogation Agreement, dated as of December 7, 1999, between Bart A.
           Brown, Jr., as Chapter 7 Trustee of FoxMeyer Corporation, ET AL., and
           Norwest Bank Minnesota, N.A., as indenture trustee, and acknowledged by the registrant. (Filed as Exhibit 4-C to the registrant's Current
           Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

10-A       National Intergroup, Inc. Director's Retirement Plan dated December
           1, 1983. (Filed as Exhibit 10-A to the registrant's Annual Report on
           Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.)

10-B       National Intergroup, Inc. 1993 Stock Option and Performance Award
           Plan. (Filed as Exhibit 10-A to the registrant's Annual Report on
           Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference).

10-C       Amendment dated October 12, 1994 to the 1993 Stock Option and
           Performance Award Plan of the registrant. (Filed as Exhibit 10-D to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 and incorporated herein by reference.)

10-D       Second Amendment dated June 21, 1999 to the 1993 Stock Option and
           Performance Award Plan of the registrant. (Filed as Exhibit 10-D to the registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended March 31, 1999 and incorporated herein by reference.)

10-E       Performance Incentive Plan of the registrant, effective as of January
           1, 1997. (Filed as Exhibit 10-W to the registrant's Annual Report on
           Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)



10-F Amendment No. 1 to Performance Incentive Plan of the registrant, effective as of June 23, 1997. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.)

10-G Amendment No. 2 to Performance Incentive Plan of the registrant, effective as of January 22, 1998. (Filed as Exhibit 10-U to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1998 and incorporated herein by reference.)

10-H Avatex Corporation Employees' Savings and Profit Sharing Plan, effective as of April 1, 1997. (Filed as Exhibit 10-X to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1997 and incorporated herein by reference.)

10-I Employment Agreement, dated as of February 27, 1995, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-AF to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1995 and incorporated herein by reference.)

10-J Employment Agreement, dated as of February 27, 1995, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-AG to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1995 and incorporated herein by reference.)

10-K Employment Agreement dated as of November 12, 1996 between the registrant and Grady E. Schleier. (Filed as Exhibit 10-T to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1997 and incorporated herein by reference.)

10-L Employment Agreement dated as of November 12, 1996 between the registrant and Robert H. Stone. (Filed as Exhibit 10-U to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1997 and incorporated herein by reference.)

10-M       Amendment to Employment Agreement between the registrant and Abbey J.
           Butler, effective as of February 1, 1998. (Filed as Exhibit 10-N to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1998 and incorporated herein by reference.)

10-N       Amendment to Employment Agreement between the registrant and Melvyn
           J. Estrin, effective as of February 1, 1998. (Filed as Exhibit 10-O to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-O       Amendment to Employment Agreement between the registrant and Grady E.
           Schleier, effective as of February 1, 1998. (Filed as Exhibit 10-S to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1998 and incorporated herein by reference.)

10-P       Amendment to Employment Agreement between the registrant and Robert
           H. Stone, effective as of February 1, 1998. (Filed as Exhibit 10-T to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1998 and incorporated herein by reference.)

10-R Employment Agreement effective as of February 1, 1998 between the registrant and John G. Murray. (Filed as Exhibit 10-Q to the registrant's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1998 and incorporated herein by reference.)

10-S Separation Agreement effective as of June 28, 1999 between the registrant and Edward L. Massman. (Filed as Exhibit 10-W to the registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended March 31, 1999 and incorporated herein by reference.)

10-T Second Amendment to Employment Agreement, dated September 1, 1999, between the registrant and Grady E. Schleier.*


10-U Second Amendment to Employment Agreement, dated September 1, 1999, between the registrant and Robert H. Stone.*

10-V First Amendment to Employment Agreement, dated September 1, 1999, between the registrant and John G. Murray.*

10-W Second Amendment to Employment Agreement, dated December 6, 1999, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-B to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

10-X Second Amendment to Employment Agreement, dated December 6, 1999, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-C to the registrant's Current Report on Form 8-K filed December 16,
           1999 and incorporated herein by reference.)

10-Y Form of Indemnification Agreement between the registrant and each of its officers and directors. (Filed as Exhibit 10-S to the registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended March 31, 1999 and incorporated herein by reference.)

10-Z Warrant Agreement, dated as of December 7, 1999, between the registrant and American Stock Transfer and Trust Company, as warrant agent. (Filed as Exhibit 10-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

10-AA      Third Amendment dated March 28, 2000 to the 1993 Stock Option and
           Performance Award Plan of the registrant. *

21         Subsidiaries of the registrant.*

23         Consent of Independent Auditors is included in the List of Financial
           Statements and Financial Statement Schedules.*

27         Financial Data Schedule *

--------------------

*  Filed herewith.