Form 10-Q
period 2000-06-30
AVATEX CORP
filed 2000-08-14
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      DELAWARE                                   25-1425889
           -------------------------------                   ------------------
           (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


5910 N. Central Expressway, Suite 1780, Dallas, Texas               75206
-----------------------------------------------------          --------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


  Registrant's Telephone Number, Including Area Code            214-365-7450
                                                               --------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X  No    .
                          ---    ---

Number of shares of Common Stock outstanding as of July 31, 2000: 19,637,360 shares before deducting 1,900,263 shares which represent the Corporation's 38.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                            For the three months
                                                                              ended June 30,
(in thousands, except per share amounts)                                   2000            1999
----------------------------------------------------------------------------------------------------
OPERATING COSTS
       Operating costs, including general and administrative costs           $ 914          $ 2,074
       Depreciation and amortization                                             6               11
----------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                         (920)          (2,085)
OTHER INCOME (EXPENSE)                                                           4             (736)
INTEREST AND DIVIDEND INCOME                                                   466              469
INTEREST EXPENSE                                                            (1,220)            (185)
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS
       OF AFFILIATES                                                        (1,670)          (2,537)
Equity in loss of affiliates                                                (2,836)          (1,199)
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                             (4,506)          (3,736)
DISCONTINUED OPERATIONS
       Gain from discontinued operations, net of tax                             -              259
       Gain on disposal of discontinued operations, net of tax                   -            5,569
----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     (4,506)           2,092
      Extraordinary item, gain on extinguishment of debt                       172                -
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           (4,334)           2,092
Preferred stock dividends                                                        -            7,482
----------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                     $(4,334)         $(5,390)
====================================================================================================

BASIC AND DILUTED INCOME (LOSS) PER SHARE
       Loss from continuing operations                                      $(0.25)         $ (0.86)
       Discontinued operations                                                   -             0.45
       Extraordinary item                                                     0.01                -
----------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                              $(0.24)         $ (0.41)
====================================================================================================

Average number of common shares outstanding                                 17,737           13,005
----------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                $(4,117)           $ 476
====================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,              March 31,
(in thousands of dollars)                                                          2000                  2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                               $17,500               $ 10,754
        Receivables - net                                                               1,840                  2,374
        Other current assets                                                            8,802                 20,614
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   28,142                 33,742

INVESTMENT IN AFFILIATES                                                               21,904                 24,577

PROPERTY AND EQUIPMENT                                                                    172                    172
        Less accumulated depreciation and amortization                                    102                     96
---------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                 70                     76

OTHER ASSETS                                                                           20,103                 18,151
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $70,219               $ 76,546
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                              $ 1,342                $ 1,698
        Other accrued liabilities                                                       1,448                  3,017
        Long-term debt due within one year                                              9,961                  9,745
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              12,751                 14,460
LONG-TERM DEBT                                                                         20,114                 20,577
OTHER LONG-TERM LIABILITIES                                                            10,628                 10,667
COMMITMENTS AND CONTINGENCIES                                                               -                      -
STOCKHOLDERS' EQUITY
        Common stock $0.01 par value; authorized 50,000,000 shares;
           issued: 19,637,360 shares                                                      196                    196
        Capital in excess of par value                                                193,170                193,170
        Accumulated other comprehensive income                                          2,199                  1,982
        Accumulated deficit                                                          (164,718)              (160,385)
---------------------------------------------------------------------------------------------------------------------
                                                                                       30,847                 34,963
        Less: equity in cost of common stock of the Corporation
                    held by Phar-Mor, Inc.                                             (4,121)                (4,121)
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             26,726                 30,842
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $70,219               $ 76,546
=====================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the three months
                                                                                     ended June 30,
(in thousands of dollars)                                                       2000              1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (4,334)           $ 2,092
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES:
      Equity in loss of affiliates                                                 2,836              1,199
      Depreciation and amortization                                                    6                 11
      Loss on investments                                                              -                739
      Other non-cash expense (income) items, net                                     261               (461)
      Gain on disposal of discontinued operations                                      -             (5,569)
      Gain on extinguishment of debt                                                (172)                 -
      Cash provided (used) by working capital items:
         Receivables                                                                 541             (1,205)
         Other assets                                                             11,688               (401)
         Accounts payable and accrued liabilities                                 (2,100)               (35)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   8,726             (3,630)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                                     (1,165)                 -
      Proceeds from investments                                                        -             13,958
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  (1,165)            13,958
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt repurchases                                                              (815)                 -
------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                               (815)                 -
------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                    6,746             10,328
      Cash and short-term investments, beginning of period                        10,754             27,159
------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                  $ 17,500            $37,487
============================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38% of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

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

         These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note R to the consolidated financial statements contained in our Form 10-K for the fiscal year ending March 31, 2000 for a discussion of our ability to continue as a going concern and our plans addressing those issues.

         We sold our real estate operations in May 1999 and have presented our real estate segment as a discontinued operation in our fiscal 2000 financial statements.

         Our condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations and comprehensive income
(loss) for the three months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended June 30, 2000 and 1999, are unaudited. In our opinion, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000, and should be read in conjunction with this quarterly report.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to unrealized gains or losses on marketable securities for the three months ended June 30, 2000 and June 30, 1999, and to a minimum pension liability adjustment at June 30, 2000.

EXTRAORDINARY ITEM: The extraordinary item represents gains realized on the early extinguishment of approximately $1.4 million par value of the 6.75% Notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which were purchased by us in the open market. The notes were purchased for approximately $0.8 million. The gain represents the difference in the purchase price and the discounted value of the notes at the time of purchase.

NEWLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for

Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial condition or results of operations.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of $4.1 million at June 30, 2000 and March 31, 2000. The reduction was equal to our 38.4% ownership interest in the cost of our common stock held by Phar-Mor. In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 1,900,263 for the three months ended June 30, 2000 and 801,101 for the three months ended June 30, 1999. The reduction was equal to our 38.4% equity interest in our common stock since its acquisition by Phar-Mor.

NOTE 2 - LOSS PER SHARE OF COMMON STOCK

The amounts used in the calculation of loss per share from continuing operations were as follows (amounts in thousands, except per share amounts):


                                                                 For the three months ended
                                                                          June 30,
                                                                 --------------------------
                                                                      2000         1999
-------------------------------------------------------------------------------------------
Loss from continuing operations                                    $  (4,506)     $  (3,736)
Deduct dividends on preferred shares                                       -          7,482
-------------------------------------------------------------------------------------------
Loss from continuing operations applicable to common
     stockholders for BASIC and DILUTED earnings per share         $  (4,506)     $ (11,218)
-------------------------------------------------------------------------------------------

Shares
Weighted average number of common shares outstanding
     for calculation of BASIC and DILUTED earnings per share          17,737         13,005
-------------------------------------------------------------------------------------------

Loss from continuing operations applicable to common
 stockholders
     Basic and Diluted                                               $ (0.25)       $ (0.86)
-------------------------------------------------------------------------------------------

         Options to purchase approximately 3.9 million shares of common stock each at June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the options. Conversion of our former convertible preferred stock, until its cancellation on December 7, 1999, was also not included in the calculation of diluted earnings per share at June 30, 1999 as it would have been anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were issued on December 7, 1999. These warrants were not included in the computation of diluted earnings per share at June 30, 2000 because the average market price of our common stock was less than the exercise price of the warrants.

NOTE 3 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                  For the three months
                                                                      ended June 30,
                                                                    2000         1999
          ------------------------------------------------------------------------------
          Interest paid                                           $    993    $    349
          Income taxes paid                                              -           8
          Non-cash transactions:
               Note received on sale of investments                      -         600
               Cumulative dividends in arrears accrued                   -       6,682
          ------------------------------------------------------------------------------

         The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):

                                                                    June 30,    March 31,
                                                                      2000        2000
          -------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                $ 12,814     $  12,358
               Securities available for sale                          4,145         2,880
               Other investments, at cost                             1,288         1,288
               Other                                                  1,856         1,625
          -------------------------------------------------------------------------------
                    Total                                          $ 20,103     $  18,151
          -------------------------------------------------------------------------------

          Other long-term liabilities:
               Pension and postretirement benefits                 $  4,888     $  4,862
               Environmental liabilities                              1,129        1,134
               Liabilities related to discontinued operations         2,611        2,611
               Other                                                  2,000        2,060
          ------------------------------------------------------------------------------
                    Total                                          $ 10,628     $ 10,667
          ------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         We have retained responsibility for certain potential environmental liabilities attributable to former operating units. We are subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to sites of these former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. We and our subsidiaries received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

         At June 30, 2000, we had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Our estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

         We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, ET AL. V. FOXMEYER HEALTH CORPORATION, ET AL., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and our formerly outstanding preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning our National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. On March 31, 1998, the court denied our motion to dismiss the amended complaint in the lawsuit. We intend to continue to vigorously defend ourselves in the lawsuit. We are unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one defendant. In January 2000, the United States District Court for the Northern District of Illinois entered an amended order in the bankruptcy trustee's lawsuit, which found that the Bankruptcy's Court's conclusions of law were correct with the exception of the trustee's failure to state a cognizable claim. The same order also affirmed the Bankruptcy Court's dismissal of the lawsuit brought by certain of Ben Franklin's lenders. In June 2000, the Bankruptcy Court entered two more orders; in the trustee's lawsuit, the Court denied the trustee's motion to amend his complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed. In the lenders' lawsuit, the Court denied the plaintiffs' motion to amend their complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed against all defendants, save counts I and II against a former Ben Franklin employee. The plaintiffs in these cases have filed objections to the Recommendations. In the third lawsuit, pending in Illinois state court, the court dismissed the plaintiffs' third amended complaint without prejudice, and the plaintiffs filed a fourth amended petition in December 1999. The court has dismissed the plaintiffs' fourth amended petition with prejudice, and the plaintiffs have appealed the court's ruling. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

         In April 1998, the FoxMeyer Corporation Bankruptcy Trustee (the "FoxMeyer Trustee") filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We have agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

          On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under Case No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were holders of our formerly outstanding Series A Preferred Stock, and the lawsuit relates primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. The plaintiffs allege that, in connection with such agreements and transactions,
(i) the defendants breached their fiduciary duty to our stockholders, (ii) the compensation arrangements between us and Messrs. Butler and Estrin constitute corporate waste, and (iii) the defendants caused our subsidiaries and affiliates to improperly purchase our common stock based on confidential non-public information. The plaintiffs seek damages, injunctive relief and an accounting. In January 1999, a stipulation was executed providing that the litigation, insofar as it was brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the court denied the remaining plaintiff's motion to amend its complaint to allege additional claims. In October 1999, the defendants moved for summary judgment, and a hearing on the motion was held on January 26, 2000. The court has not yet ruled on this motion. Subject to our rights of reimbursement under the applicable directors' insurance policies, we have been paying the defense costs of the defendants in accordance with Delaware General Corporation Law, our charter and by-laws, and the terms and conditions of Indemnification Agreements between us and certain of the defendants.

         There are various other pending claims and lawsuits arising out of the normal conduct of the our businesses. In our opinion, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 38% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and CLAC, we own approximately 38% of Chemlink. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

         The extraordinary item for the three months ended June 30, 2000 represents gains realized on the early extinguishment of approximately $1,356 par value of the 6.75% Notes issued by our subsidiary, Avatex Funding, Inc., which were purchased by us in the open market. The notes were purchased for approximately $815. The gain of $172 represents the difference in the purchase price and the discounted value of the notes at the time of purchase.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

OPERATING COSTS

         Total operating costs decreased $1,165 to $920 for the three months ended June 30, 2000 compared to $2,085 for the three months ended June 30, 1999. Salaries and benefits were $400 less than in the prior year primarily due to the separation of two of our officers at the end of June 1999. Legal expenses decreased $376 primarily from a $257 reimbursement from our insurance carriers in the current quarter for legal bills expensed in the prior fiscal year and from a decrease in the number of cases where we may be responsible for costs incurred. In addition, expenses of $436 related to our merger with Xetava Corporation ("Xetava") were incurred in the prior fiscal year. There were also decreases in our pension charges and insurance expense when compared to the prior year. These decreases were partially offset by a settlement payment received by us in the prior fiscal year from a defendant in our lawsuit against McKesson HBOC, Inc.

OTHER INCOME (EXPENSE)

         Other income was $4 for the three months ended June 30, 2000. Other expense of $736 for the three months ended June 30, 1999 related to a reduction of $1,077 in the carrying value of our investment in Imagyn Medical Technologies, Inc. to its market value and a write-down of $150 in the carrying value of an investment in a non-public company partially offset by $491 in other income primarily from gains on the sale of securities held for sale.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $3 to $466 for the three months ended June 30, 2000 compared to $469 for the three months ended June 30, 1999. The decrease was due primarily to a decline in interest income as our cash balance was $37,487 at June 30, 1999 compared to $17,500 at June 30,

2000. This decrease was partially offset by an increase in dividend income from additional investments in preferred stock of HPD Holdings Corp. ("HPD") and RAS Holding Corp. ("RAS").

INTEREST EXPENSE

         Interest expense increased $1,035 to $1,220 for the three months ended June 30, 2000 compared to $185 for the three months ended June 30, 1999. Interest expense increased $986 due to the issuance of the Avatex Funding 6.75% Notes in December 1999 and $49 due to the increase in the interest rate on the FoxMeyer Trustee note, which is based on the prime rate, and to the effect of the yearly compounding on that note.

EQUITY IN LOSS OF AFFILIATES

         Equity in loss was $2,836 for the three months ended June 30, 2000 compared to equity in loss of $1,199 for the three months ended June 30, 1999. The increase was due primarily to the results of Phar-Mor which are significantly lower than in the prior year.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Gain on discontinued operations was $259 for the three months ended June 30, 1999. This amount related only to the discontinued real estate segment and represented two months of our equity interest in the remaining properties until their sale in May 1999.

         The gain on disposal of discontinued operations for the three months ended June 30, 1999 resulted from the sale of our interest in these real estate properties, net of taxes.

EXTRAORDINARY ITEM, GAIN ON EXTINGUISHMENT OF DEBT

         We recognized a gain of $172 on the purchase and subsequent cancellation of $1,356 par value of the 6.75% Notes of Avatex Funding during the three months ended June 30, 2000.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $7,482 for the three months ended June 30, 1999. There are no preferred stock dividends in fiscal 2001 because our preferred stock was eliminated on December 7, 1999 upon our merger with Xetava.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had cash and short-term investments of approximately $17,500. During the three months ended June 30, 2000, we purchased preferred stock of $934 issued by, and loaned approximately $81 to, companies in which we had previously invested. We also invested $150 for a 41% interest in a new limited liability company that acquired the rights to the "Cyclone Fence" name.

         Our debt consists of a note payable to the FoxMeyer Trustee and the debt issued by Avatex Funding in connection with our merger with Xetava. The 6.75% Notes issued by Avatex Funding require semi-annual cash interest payments of approximately $922 with the remaining principal balance of approximately $27,320 due in December 2002. Since we have guaranteed the 6.75% Notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. The note due to the FoxMeyer Trustee is payable in full in October 2000 and is carried in "Long-term debt due within one year" in the balance sheets.

         For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities are uncertain. We will likely be required to fund any cash to be paid by Avatex Funding to its note holders. We expect to receive cash from the collection of receivables and from interest and dividend income earned on our investments. We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, may continue to invest in publicly and privately held companies.

         We will rely on cash on hand, any cash payments from our investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note R to the consolidated financial statements contained in the Form 10-K for fiscal year ended March 31, 2000 for a discussion of our ability to continue as a going concern and management's plans addressing those issues.

                                      OTHER

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. We do not believe the impact, if any, from the adoption of SFAS No. 133 will be material.

         Cautionary Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that we may be unable to implement our strategies to continue as a going concern. In industries in which we operate or invest, we also face risks associated with competitive pressures; the ability of the management of the companies in which we have invested to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, our business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in our reports and statements we have filed from time to time with the Securities and Exchange Commission, including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the valuation of securities available for sale or long-term debt from those amounts reported in Item 7A. of the Form 10-K for the year ended March 31, 2000 except as follows:

         The value of securities available for sale with an expected maturity date of 2005 is $2,335 at June 30, 2000. The increase represents an additional investment in the redeemable preferred stock of RAS through the exercise of warrants in April 2000. The securities available for sale with expected maturities after 2005 increased to approximately $1,775 primarily due to the receipt of additional shares of HPD redeemable preferred stock on the pay-in-kind preferred stock we own. The value of the investments in other available for sale equity securities was approximately $7,828 at June 30, 2000.

         The value of long-term debt maturing in 2003 decreased as a result of the repurchase of $1,356 par value of Avatex Funding 6.75% Notes during the three months ended June 30, 2000.

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL

         With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, the following additional information is provided:

         GREEN RIVER. With reference to the amended demand received from the Environmental Protection Agency ("EPA") for payment of its past costs at the Green River Disposal Site located in Davies County, Kentucky, National Aluminum Corporation ("NAC") believes that the demand is being resolved in a manner that will not require any additional funds to be paid by NAC.

         MCKESSON/VENDOR LITIGATION. With reference to the Texas lawsuit we brought against McKesson HBOC, Inc. and certain pharmaceutical manufacturers, in June 2000, the Texas Court Master entered three Master's Reports. As to a motion and pleas filed by American Home Products, the Master granted the portion of a motion which asserted that we lack standing to assert claims predicated on our lost value, equity or investment in FoxMeyer Corporation, denied all other aspects of the motion and pleas, and ruled that a no-evidence motion was premature. As to a motion filed by Pfizer, the Master granted the portion of a motion which asserted that we lack standing to assert claims predicated on our lost value, equity or investment in FoxMeyer Corporation, took under advisement other portions of the motion, and ruled that a no-evidence motion was premature. The Master also denied summary judgment motions filed by Hoescht Marion, Jansenn Pharmaceutica and SmithKline Beecham. Objections and appeals to all three Reports have been filed by the various parties.

         BEN FRANKLIN LITIGATION. With reference to the three lawsuits relating to Ben Franklin Retail Stores, Inc. ("Ben Franklin"), in June 2000, the United States Bankruptcy Court for the Northern District of Illinois entered two more orders in two of the lawsuits. In the lawsuit commenced by Ben Franklin's bankruptcy trustee, the Court denied the trustee's motion to amend his complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed. In the lawsuit commenced by certain of Ben Franklin's lenders, the Court denied the plaintiffs' motion to amend their complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed against all defendants, save counts I and II against David Brainard. The plaintiffs in these cases have filed objections to the Recommendations. In the third lawsuit, pending in Illinois state court, the court has dismissed the plaintiffs' fourth amended petition with prejudice, and the plaintiffs have appealed the court's ruling.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                3-E        -  By-Laws of the Registrant

                27         -  Financial Data Schedule


(b)      REPORTS ON 8-K

                           The following Current Report on Form 8-K was filed
by us during the three months ended June 30, 2000:

                           We filed a Current Report on Form 8-K on April 5,
                  2000, announcing that any proposals to be presented to our stockholders at our 2000 annual meeting must be received by us for inclusion in our proxy statement for the meeting by May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                        AVATEX CORPORATION



August 14, 2000                         By:  /s/ Grady E. Schleier
                                           -------------------------------------
                                           Grady E. Schleier
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)