Form 10-K/A
period 2000-03-31
AVATEX CORP
filed 2000-09-29
CIK 716644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-8549

                            AVATEX CORPORATION
           (Exact name of registrant as specified in its charter)

             DELAWARE                                     25-1425889
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    5910 NORTH CENTRAL EXPRESSWAY,                           75206
     SUITE 1780 , DALLAS, TEXAS                           (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  214-365-7450

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS
            -------------------
Class A Common Stock, par value $.01 per share
Warrants to Purchase Class A Common Stock at $2.25 per share
6.75% Notes of Avatex Funding, Inc. due December 7, 2002 Guaranteed by Avatex Corporation

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

On May 23, 2000, there were 19,637,360 shares of the registrant's common stock outstanding before deducting 1,900,263 shares which represent the Corporation's 38.4% interest in common stock of the Corporation owned by Phar-Mor, Inc.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III.

The financial statements of, and portions of other information from, Phar-Mor, Inc. as reported in their Annual Report on Form 10-K for the fiscal year ended July 1, 2000 are incorporated by reference into Parts III and IV.

                              EXPLANATORY NOTE

Avatex Corporation hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2000 to include (i) the audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate at March 31, 2000) and
(ii) information concerning Bonuses, LTIP Payouts and Other Compensation paid by Phar-Mor, Inc. to our Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, in their capacity as Co-Chief Executive Officers of Phar-Mor, Inc. These amounts are to be included in the section entitled "Item
11. Executive Compensation" of our Annual Report on Form 10-K. In addition, the Amendment includes the consent of Phar-Mor's independent auditors.

                                    PART III

The information called for by Item 11 of Part III of our Annual Report on Form 10-K was incorporated by reference to our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on July 28, 2000. The amount of Bonuses, LTIP Payouts and Other Compensation paid by Phar-Mor,
Inc. to our Co-Chief Executive Officers, Abbey J. Butler and Melvyn J.
Estrin, in their capacity as Co-Chief Executive Officers of Phar-Mor, Inc.
for its fiscal year ended July 1, 2000 was not available at the time our Definitive Proxy Statement was filed. These amounts are hereby incorporated herein by reference to Item 11 of Part III of the Annual Report on Form 10-K filed by Phar-Mor, Inc.

ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                     AVATEX CORPORATION AND SUBSIDIARIES
      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following audited financial statements of Phar-Mor, Inc. (a 38% owned affiliate) for the fiscal year ending July 1, 2000 were filed on Form 10-K with the Securities and Exchange Commission on September 29, 2000 and are incorporated herein by reference (except for the Independent Auditors' Consent which is included herein):

 Independent Auditors' Report
 Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999
 Consolidated Statements of Operations for the Fifty-Two Weeks Ended
  July 1, 2000, the Fifty-Three Weeks Ended July 3, 1999 and the Fifty-Two Weeks Ended June 27, 1998
 Consolidated Statements of Changes in Stockholders' Equity for the Fifty-Two
  Weeks Ended July 1, 2000, the Fifty-Three Weeks Ended July 3, 1999 and the Fifty-Two Weeks Ended June 27, 1998
 Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended
  July 1, 2000, the Fifty-Three Weeks Ended July 3, 1999 and the Fifty-Two Weeks Ended June 27, 1998
 Notes to Consolidated Financial Statements
 Schedule II - Valuation and Qualifying Accounts
 Independent Auditors' Consent

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8, No. 33-37531 on Form S-3 and No. 333-84849 on Form S-4
of Avatex Corporation of our report dated September 26, 2000 on the Phar-Mor, Inc. consolidated financial statements for the fiscal year ended July 1, 2000, incorporated by reference in Amendment No. 1 to the Annual Report on Form 10-K/A of Avatex Corporation for the fiscal year ended March 31, 2000.




Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 28, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Avatex Corporation


                                    By  /s/ Grady E. Schleier
                                       ----------------------------------------
                                        Grady E. Schleier
                                        Senior Vice President and Chief
September 29, 2000                      Financial Officer