Form 10-Q/A
period 2000-06-30
AVATEX CORP
filed 2000-10-11
CIK 716644

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

EXPLANATORY NOTE

    This Amendment on Form 10-Q/A to the Quarterly Report of Avatex Corporation hereby amends, in its entirety, the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. This amendment reflects the restatement of our financial statements related to our equity investment in Phar-Mor, Inc.

    We filed our Form 10-Q based on information provided by Phar-Mor as of the date of our filing on August 14, 2000. However, on September 29, 2000, Phar-Mor announced a write-down of one of its investments by $5.5 million. Phar-Mor stated that it had recently become aware of information that indicated that the value of one of its investments had suffered an other than temporary decline in value from its carrying cost of $6.5 million to $1.0 million. Phar-Mor stated that it believed the decline in value occurred during the three months ended July 1, 2000 and, therefore, it recognized the $5.5 million additional loss in the fourth quarter of its fiscal year ended July 1, 2000. We, therefore, have restated our financial statements for the quarterly period ended June 30, 2000 to reflect an additional equity loss of approximately $2.1 million, which is equal to our 38.4% ownership interest in the $5.5 million additional loss reported by Phar-Mor.

    In addition, we have reclassified a portion of Phar-Mor's equity loss for the quarter ended June 30, 2000 to equity in extraordinary item of affiliates to reflect our equity in Phar-Mor's extraordinary item from gain on the early extinguishment of debt. At the time we filed our Form 10-Q, Phar-Mor had not yet provided us with the information necessary to reclassify the extraordinary item from other operating accounts.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                            For the three months
                                                                              ended June 30,
(in thousands, except per share amounts)                                   2000            1999
----------------------------------------------------------------------------------------------------
                                                                     As restated, see
                                                                          Note 5
OPERATING COSTS
       Operating costs, including general and administrative costs           $ 914          $ 2,074
       Depreciation and amortization                                             6               11
----------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                         (920)          (2,085)
OTHER INCOME (EXPENSE)                                                           4             (736)
INTEREST AND DIVIDEND INCOME                                                   466              469
INTEREST EXPENSE                                                            (1,220)            (185)
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS
       OF AFFILIATES                                                        (1,670)          (2,537)
Equity in loss of affiliates                                                (5,121)          (1,199)
----------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                             (6,791)          (3,736)
DISCONTINUED OPERATIONS
       Income from discontinued operations, net of tax                           -              259
       Gain on disposal of discontinued operations, net of tax                   -            5,569
----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     (6,791)           2,092
      Extraordinary item, gain on extinguishment of debt                       172                -
      Equity in extraordinary item of affiliates                               172                -
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           (6,447)           2,092
Preferred stock dividends                                                        -            7,482
----------------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                     $(6,447)         $(5,390)
====================================================================================================

BASIC AND DILUTED INCOME (LOSS) PER SHARE
       Loss from continuing operations                                      $(0.38)         $ (0.86)
       Discontinued operations                                                   -             0.45
       Extraordinary item                                                     0.02                -
----------------------------------------------------------------------------------------------------
LOSS PER SHARE                                                              $(0.36)         $ (0.41)
====================================================================================================

Average number of common shares outstanding                                 17,737           13,005
----------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                $(6,230)           $ 476
====================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,              March 31,
(in thousands of dollars)                                                          2000                  2000
---------------------------------------------------------------------------------------------------------------------
                                                                             As restated, see
                                                                                  Note 5
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                               $17,500               $ 10,754
        Receivables - net                                                               1,840                  2,374
        Other current assets                                                            8,802                 20,614
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   28,142                 33,742

INVESTMENT IN AFFILIATES                                                               19,791                 24,577

PROPERTY AND EQUIPMENT                                                                    172                    172
        Less accumulated depreciation and amortization                                    102                     96
---------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                 70                     76

OTHER ASSETS                                                                           20,103                 18,151
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $68,106               $ 76,546
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                              $ 1,342                $ 1,698
        Other accrued liabilities                                                       1,448                  3,017
        Long-term debt due within one year                                              9,961                  9,745
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              12,751                 14,460
LONG-TERM DEBT                                                                         20,114                 20,577
OTHER LONG-TERM LIABILITIES                                                            10,628                 10,667
COMMITMENTS AND CONTINGENCIES                                                               -                      -
STOCKHOLDERS' EQUITY
        Common stock $0.01 par value; authorized 50,000,000 shares;
           issued: 19,637,360 shares                                                      196                    196
        Capital in excess of par value                                                193,170                193,170
        Accumulated other comprehensive income                                          2,199                  1,982
        Accumulated deficit                                                          (166,831)              (160,385)
---------------------------------------------------------------------------------------------------------------------
                                                                                       28,734                 34,963
        Less: equity in cost of common stock of the Corporation
                    held by Phar-Mor, Inc.                                             (4,121)                (4,121)
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             24,613                 30,842
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $68,106               $ 76,546
=====================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the three months
                                                                                     ended June 30,
(in thousands of dollars)                                                       2000              1999
------------------------------------------------------------------------------------------------------------
                                                                          As restated, see
                                                                               Note 5
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (6,447)           $ 2,092
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES:
      Equity in loss of affiliates                                                 4,949              1,199
      Depreciation and amortization                                                    6                 11
      Loss on investments                                                              -                739
      Other non-cash expense (income) items, net                                     261               (461)
      Gain on disposal of discontinued operations                                      -             (5,569)
      Gain on extinguishment of debt                                                (172)                 -
      Cash provided (used) by working capital items:
         Receivables                                                                 541             (1,205)
         Other assets                                                             11,688               (401)
         Accounts payable and accrued liabilities                                 (2,100)               (35)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   8,726             (3,630)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                                     (1,165)                 -
      Proceeds from investments                                                        -             13,958
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  (1,165)            13,958
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt repurchases                                                              (815)                 -
------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                               (815)                 -
------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                    6,746             10,328
      Cash and short-term investments, beginning of period                        10,754             27,159
------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                  $ 17,500            $37,487
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

         These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 6 for a discussion of our ability to continue as a going concern and our plans addressing those issues.

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

EXTRAORDINARY ITEM: The extraordinary item represents gains realized on the early extinguishment of approximately $1.4 million face value of the 6.75% Notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which were purchased by us in the open market. The notes were purchased for approximately $0.8 million. The gain represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. Equity in extraordinary item of affiliates represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

NEWLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for

Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial condition or results of operations.

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

NOTE 2 - LOSS PER SHARE OF COMMON STOCK

The amounts used in the calculation of loss per share from continuing operations were as follows (amounts in thousands, except per share amounts):


                                                                 For the three months ended
                                                                          June 30,
                                                                 --------------------------
                                                                      2000         1999
-------------------------------------------------------------------------------------------
Loss from continuing operations                                    $  (6,791)     $  (3,736)
Deduct dividends on preferred shares                                       -          7,482
-------------------------------------------------------------------------------------------
Loss from continuing operations applicable to common
     stockholders for BASIC and DILUTED earnings per share         $  (6,791)     $ (11,218)
-------------------------------------------------------------------------------------------

Shares
Weighted average number of common shares outstanding
     for calculation of BASIC and DILUTED earnings per share          17,737         13,005
-------------------------------------------------------------------------------------------

Loss from continuing operations applicable to common
 stockholders
     Basic and Diluted                                               $ (0.38)       $ (0.86)
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

NOTE 5 - RESTATEMENT

         On August 14, 2000, we issued our condensed consolidated financial statements for the three months ended June 30, 2000. These financial statements included our equity in Phar-Mor's loss for the three months ended July 1, 2000 based on information provided to us by Phar-Mor prior to the issuance of our financial statements. After we issued these financial statements, Phar-Mor, on September 29, 2000, announced a revision of their previously announced earnings to reflect a write-down of an investment by $5.5 million. In the announcement, Phar-Mor stated that it had recently become aware of information that indicated that the value of one of its investments had suffered an other than temporary decline in value from its carrying cost of $6.5 million to $1.0 million. Phar-Mor stated that it believed the decline in value occurred during the three months ended July 1, 2000 and, therefore, it recognized the $5.5 million additional loss in the fourth quarter of its fiscal year ended July 1, 2000. We, therefore, have restated our condensed consolidated financial statements for the three month period ended June 30, 2000 to reflect an additional equity loss of approximately $2.1 million, which is equal to our 38.4% ownership interest in the $5.5 million additional loss reported by Phar-Mor.

         In addition, we have reclassified a portion of Phar-Mor's equity loss to equity in extraordinary item of affiliates to reflect our equity in Phar-Mor's extraordinary item from the gain on the early extinguishment of its debt. At the time of the issuance of our condensed consolidated financial statements, Phar-Mor had not yet provided us with the necessary information to reclassify the extraordinary item from other operating accounts.

         A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share amounts):


                                                                As
                                                            Previously
                                                             Reported        As Restated
                                                            ----------------------------
         At June 30, 2000:
           Investment in affiliates                       $  21,904        $  19,791
           Accumulated deficit                              (164,718)        (166,831)

         For the three months ended June 30, 2000:
           Equity in loss of affiliates                       (2,836)          (5,121)
           Loss before extraordinary item                     (4,506)          (6,791)
           Equity in extraordinary item of affiliates              -              172
           Net loss                                           (4,334)          (6,447)

           Basic and diluted loss per share:
             Loss from continuing operations               $   (0.25)       $   (0.38)
             Extraordinary item                                 0.01             0.02
             Loss per share                                    (0.24)           (0.36)


NOTE 6 - GOING CONCERN

         We believe we have resolved many of the issues that resulted in doubts about our continuing as a going concern as noted in Note R to the consolidated financial statements at March 31, 2000. Nevertheless, we will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4, continue to raise substantial doubt as to our ability to continue as a going concern.

         To overcome these remaining matters, we will continue our vigorous defense of our remaining litigation until these matters are finally resolved. In addition, the companies in which we have invested also need additional time to continue the development of their business plans. Until then, there is no assurance that any of these investments will produce adequate returns to overcome our operating losses and provide adequate funds for our future growth. We will continue to manage our investments and look for additional opportunities to try to successfully return to profitability.

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

         On August 14, 2000, we issued our condensed consolidated financial statements for the three months ended June 30, 2000. These financial statements included our equity in Phar-Mor's loss for the three months ended July 1, 2000 based on information provided to us by Phar-Mor prior to the issuance of our financial statements. After we issued these financial statements, Phar-Mor, on September 29, 2000, announced a revision of their previously announced earnings to reflect a write-down of an investment by $5,500. In the announcement, Phar-Mor stated that it had recently become aware of information that indicated that the value of one of its investments had suffered an other than temporary decline in value from its carrying cost of $6,500 to $1,000. Phar-Mor stated that it believed the decline in value occurred during the three months ended July 1, 2000 and, therefore, it recognized the $5,500 additional loss in the fourth quarter of its fiscal year ended July 1, 2000. We, therefore, have restated our condensed consolidated financial statements for the three month period ended June 30, 2000 to reflect an additional equity loss of $2,113, which is equal to our 38.4% ownership interest in the $5,500 additional loss reported by Phar-Mor. In addition, we have reclassified a portion of Phar-Mor's equity loss to equity in extraordinary item of affiliates to reflect our equity in Phar-Mor's extraordinary item from the gain on the early extinguishment of its debt. At the time of the issuance of our condensed consolidated financial statements, Phar-Mor had not yet provided us with the necessary information to reclassify the extraordinary item from other operating accounts. See Note 5 to the condensed consolidated financial statements.

         The extraordinary item for the three months ended June 30, 2000 represents gains realized on the early extinguishment of approximately $1,356 face value of the 6.75% Notes issued by our subsidiary, Avatex Funding, Inc., which were purchased by us in the open market. The notes were purchased for approximately $815. The gain of $172 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. Equity in extraordinary item of affiliates represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

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

EQUITY IN LOSS OF AFFILIATES

         Equity in loss of affiliates was $5,121 for the three months ended June 30, 2000 compared to equity in loss of $1,199 for the three months ended June 30, 1999. The increase was due primarily to the results of Phar-Mor which are significantly lower than in the prior year. In addition to higher operating losses when compared to the prior year, Phar-Mor also had a $5,500 charge in the current year related to the write-down of an investment. Our equity in the write-down of that investment was a loss of $2,113.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Income from discontinued operations was $259 for the three months ended June 30, 1999. This amount related only to the discontinued real estate segment and represented two months of our equity interest in the remaining properties until their sale in May 1999.

         The gain on disposal of discontinued operations for the three months ended June 30, 1999 resulted from the sale of our interest in these real estate properties, net of taxes.

EXTRAORDINARY ITEM, GAIN ON EXTINGUISHMENT OF DEBT

         We recognized a gain of $172 on the purchase and subsequent cancellation of $1,356 face value of the 6.75% Notes of Avatex Funding during the three months ended June 30, 2000. We also recognized our equity in Phar-Mor's gain on the early extinguishment of its debt of $172.

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

         We will rely on cash on hand, any cash payments from our investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 6 to the condensed consolidated financial statements for the quarter ended June 30, 2000 for a discussion of our ability to continue as a going concern and management's plans addressing those issues.

                                      OTHER

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. We do not believe the impact, if any, from the adoption of SFAS No. 133 will be material.

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

         MCKESSON/VENDOR LITIGATION. With reference to the Texas lawsuit we brought against McKesson HBOC, Inc. and certain pharmaceutical manufacturers, in June 2000, the Texas Court Master entered three Master's Reports. As to a motion and pleas filed by American Home Products, the Master granted the portion of a motion which asserted that we lack standing to assert claims predicated on our lost value, equity or investment in FoxMeyer Corporation, denied all other aspects of the motion and pleas, and ruled that a no-evidence motion was premature. As to a motion filed by Pfizer, the Master granted the portion of a motion which asserted that we lack standing to assert claims predicated on our lost value, equity or investment in FoxMeyer Corporation, took under advisement other portions of the motion, and ruled that a no-evidence motion was premature. The Master also denied summary judgment motions filed by Hoescht Marion, Jansenn Pharmaceutica and SmithKline Beecham. Objections and appeals to all three Reports have been filed by the various parties. In addition, we have entered into settlement agreements with a total of six manufacturer defendants in the litigation, under which we received confidential settlement payments. The current judge has specially set the case for trial in February 2001, but a new judge will be elected in November 2000 and may modify this date.

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

                                        AVATEX CORPORATION



October 9, 2000                       By:  /s/ Grady E. Schleier
                                           -------------------------------------
                                           Grady E. Schleier
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)