Form 10-Q
period 2000-09-30
AVATEX CORP
filed 2000-11-13
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)





             DELAWARE                                25-1425889
------------------------------------       -------------------------------
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


5910 N. Central Expressway, Suite 1780, Dallas, Texas        75206
-----------------------------------------------------     ---------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


      Registrant's Telephone Number, Including Area Code      214-365-7450
                                                          -----------------




Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _______ .

Number of shares of Common Stock outstanding as of October 31, 2000: 19,637,360 shares before deducting 2,066,431 shares which represent the Corporation's 41.8% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                     For the three months
                                                                      ended September 30,
                                                                    -----------------------
(in thousands, except per share amounts)                                2000         1999
-------------------------------------------------------------------------------------------
OPERATING COSTS
       Operating costs, including general and administrative costs     $ 1,642     $ 2,180
       Depreciation and amortization                                         6          10
-------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                   (1,648)     (2,190)
OTHER INCOME (EXPENSE)                                                      (5)        443
INTEREST AND DIVIDEND INCOME                                               518         615
INTEREST EXPENSE                                                        (1,281)       (194)
-------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY
       IN LOSS OF AFFILIATES                                            (2,416)     (1,326)
Equity in loss of affiliates                                            (3,751)     (1,691)
-------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                         (6,167)     (3,017)
DISCONTINUED OPERATIONS
       Gain on disposal of discontinued operations, net of tax               -       2,366
-------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                          (6,167)       (651)
       Extraordinary item, gain on extinguishment of debt                  112           -
-------------------------------------------------------------------------------------------
NET LOSS                                                                (6,055)       (651)
Preferred stock dividends                                                    -       7,668
-------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                 $(6,055)    $(8,319)
===========================================================================================

BASIC AND DILUTED INCOME (LOSS) PER SHARE
       Loss from continuing operations                                 $ (0.35)    $ (0.82)
       Discontinued operations                                                        0.18
       Extraordinary item                                                 0.01           -
-------------------------------------------------------------------------------------------
LOSS PER SHARE                                                         $ (0.34)    $ (0.64)
===========================================================================================

Average number of common shares outstanding                             17,678      13,005
-------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                     $(8,319)    $(1,470)
===========================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                       For the six months
                                                                       ended September 30,
                                                                     -----------------------
(in thousands, except per share amounts)                                  2000       1999
--------------------------------------------------------------------------------------------
OPERATING COSTS
       Operating costs, including general and administrative costs      $  2,556   $  4,254
       Depreciation and amortization                                          12         21
--------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                     (2,568)    (4,275)
OTHER EXPENSE                                                                 (1)      (293)
INTEREST AND DIVIDEND INCOME                                                 984      1,084
INTEREST EXPENSE                                                          (2,501)      (379)
--------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS
       OF AFFILIATES                                                      (4,086)    (3,863)
Equity in loss of affiliates                                              (8,872)    (2,890)
--------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                          (12,958)    (6,753)
DISCONTINUED OPERATIONS
       Income from discontinued operations, net of tax                         -        259
       Gain on disposal of discontinued operations, net of tax                 -      7,935
--------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (12,958)     1,441
       Extraordinary item, gain on extinguishment of debt                    284          -
       Equity in extraordinary item of affiliate                             172          -
--------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                        (12,502)     1,441
Preferred stock dividends                                                      -     15,150
--------------------------------------------------------------------------------------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                                  $(12,502)  $(13,709)
============================================================================================

BASIC AND DILUTED INCOME (LOSS) PER SHARE
       Loss from continuing operations                                  $  (0.73)  $  (1.68)
       Discontinued operations                                                 -       0.63
       Extraordinary item                                                   0.02          -
--------------------------------------------------------------------------------------------
LOSS PER SHARE                                                          $  (0.71)  $  (1.05)
============================================================================================

Average number of common shares outstanding                               17,707     13,005
--------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                      $(14,549)  $   (994)
============================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       September 30,     March 31,
(in thousands of dollars)                                                   2000           2000
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                $  17,187       $  10,754
        Receivables - net                                                  1,908           2,374
        Other current assets                                               7,614          20,614
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      26,709          33,742

INVESTMENT IN AFFILIATES                                                  12,522          24,577

PROPERTY AND EQUIPMENT                                                       172             172
        Less accumulated depreciation and amortization                       108              96
-------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                    64              76

OTHER ASSETS                                                              21,164          18,151
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $  60,459       $  76,546
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                               $   1,561       $   1,698
        Other accrued liabilities                                          1,897           3,017
        Long-term debt due within one year                                10,185           9,745
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 13,643          14,460
LONG-TERM DEBT                                                            20,161          20,577
OTHER LONG-TERM LIABILITIES                                               10,618          10,667
COMMITMENTS AND CONTINGENCIES                                                  -               -
STOCKHOLDERS' EQUITY
        Common stock $0.01 par value; authorized 50,000,000 shares;
           issued: 19,637,360 shares                                         196             196
        Capital in excess of par value                                   193,170         193,170
        Accumulated other comprehensive income (loss)                        (65)          1,982
        Accumulated deficit                                             (172,887)       (160,385)
-------------------------------------------------------------------------------------------------
                                                                          20,414          34,963
        Less: equity in cost of common stock of the Corporation
                    held by Phar-Mor, Inc.                                (4,377)         (4,121)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                16,037          30,842
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  60,459       $  76,546
=================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the six months
                                                                        ended September 30,
                                                                 ---------------------------------
(in thousands of dollars)                                             2000              1999
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (12,502)        $   1,441
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
      PROVIDED (USED) BY OPERATING ACTIVITIES:
      Equity in loss of affiliates                                    8,700             2,890
      Depreciation and amortization                                      12                21
      Loss on investments                                               341               651
      Other non-cash expense (income) items                             576              (398)
      Gain on extraordinary item                                       (284)                -
      Gain on disposal of discontinued operations                         -            (7,935)
      Cash provided (used) by working capital items:
         Receivables                                                    477             3,770
         Other assets                                                 4,613            (1,221)
         Accounts payable and accrued liabilities                    (1,514)             (834)

--------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        419            (1,615)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                  -                (3)
      Purchase of investments                                        (1,750)                -
      Proceeds from sale of investments                               9,005            14,046
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             7,255            14,043
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt repurchases                                               (1,241)                -
--------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                (1,241)                -
--------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                       6,433            12,428
      Cash and short-term investments, beginning of period           10,754            27,159
--------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                    $  17,187         $  39,587
==================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 40.8% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38% of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

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

         These financial statements have been prepared on a going concern basis that contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 7 for a discussion of our ability to continue as a going concern and our plans for addressing those issues.

         We sold our real estate operations in May 1999 and have presented our real estate segment as a discontinued operation in our fiscal 2000 financial statements.

         Our condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended September 30, 2000 and 1999, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000, and should be read in conjunction with this quarterly report.

EXTRAORDINARY ITEM: The extraordinary item represents gains realized on the early extinguishment of approximately $2.1 million face value of the 6.75% Notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which were purchased by us in the open market. See Note 5. Equity in extraordinary item of affiliate represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to unrealized gains or losses on marketable securities for the three and six months ended September 30, 2000 and September 30, 1999, and to a minimum pension liability adjustment for the six months ended September 30, 2000. The details of other comprehensive loss for these periods are as follows (in thousands of dollars):

                                                For the three months ended       For the six months ended
                                                       September 30,                  September 30,
                                                     2000             1999           2000            1999
------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on  securities         $  1,146           $ (731)      $  1,398        $ (1,859)
Reclassification adjustment for gains
included in net income (loss)                      (3,410)             (88)        (3,410)           (576)
------------------------------------------------------------------------------------------------------------
Net unrealized loss                                (2,264)            (819)        (2,012)         (2,435)
------------------------------------------------------------------------------------------------------------

Minimum pension liability adjustment                    -                -            (35)              -
------------------------------------------------------------------------------------------------------------
Total other comprehensive loss                   $ (2,264)          $ (819)      $ (2,047)       $ (2,435)
============================================================================================================


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

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of $4.4 million at September 30, 2000 (for the equivalent of 2,019,944 shares of our common stock) and $4.1 million at March 31, 2000 (for the equivalent of 1,900,263 shares of our stock). The reduction was equal to our 40.8% ownership interest at September 30, 2000 and our 38.4% ownership interest at March 31, 2000 in the cost and number of shares of our common stock held by Phar-Mor.

         In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 1,959,228 and 1,929,907 for the three and six months ended September 30, 2000, respectively, and 801,101 for both the three and six months ended September 30, 1999. The reduction was equal to our ownership interest in our common stock since its acquisition by Phar-Mor.

NOTE 2 - LOSS PER SHARE OF COMMON STOCK

         The loss per share from continuing operations for basic and diluted earnings per share was calculated by dividing the loss from continuing operations for each of the three and six month periods ended September 30, 2000 and 1999, respectively, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by our equity in the shares of our stock held by Phar-Mor as explained in Note 1.

         Options to purchase approximately 3.9 million shares of common stock outstanding during the three and six month periods ended September 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Conversion of our former convertible preferred stock, until its cancellation on December 7, 1999, was also not included in the calculation of diluted earnings per share for the three and six months ended September 30, 1999 as it would have been anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were issued on December 7, 1999. These warrants were not included in the computation of diluted earnings per share at September 30, 2000 because the average market price of our common stock was less than the exercise price of the warrants.

NOTE 3 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                        For the six months
                                                                        ended September 30,
                                                                         2000         1999
          -----------------------------------------------------------------------------------
          Interest paid                                              $    1,003    $    349
          Income taxes paid                                                   -         313
          Non-cash transactions:
               Note received on sale of investments                           -         600
               Cumulative dividends in arrears accrued                        -      13,520
          -----------------------------------------------------------------------------------

         The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):

                                                                  September 30,     March 31,
                                                                      2000            2000
          -------------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                  $ 13,271      $   12,358
               Securities available for sale                            4,156           2,880
               Other investments, at cost                               1,288           1,288
               Other                                                    2,449           1,625
          -------------------------------------------------------------------------------------
                    Total                                            $ 21,164      $   18,151
          =====================================================================================

          Other long-term liabilities:
               Pension and postretirement benefits                  $   4,896      $   4,862
               Environmental liabilities                                1,111          1,134
               Liabilities related to discontinued operations           2,611          2,611
               Other                                                    2,000          2,060
          -------------------------------------------------------------------------------------
                    Total                                            $ 10,618       $ 10,667
          =====================================================================================


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

         At September 30, 2000, we had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Our estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

         We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, ET AL. V. FOXMEYER HEALTH CORPORATION, ET AL., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and our formerly outstanding preferred stocks during the period July 19, 1995 through August 27, 1996. On May 1, 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning our National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. On March 31, 1998, the court denied our motion to dismiss the amended complaint in the lawsuit. We intend to continue to vigorously defend ourselves in the lawsuit. We are unable at this time to estimate the possible loss, if any, that may accrue from this lawsuit.

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one defendant. In January 2000, the United States District Court for the Northern District of Illinois entered an amended order in the bankruptcy trustee's lawsuit, which found that the Bankruptcy's Court's conclusions of law were correct with the exception of the trustee's failure to state a cognizable claim. The same order also affirmed the Bankruptcy Court's dismissal of the lawsuit brought by certain of Ben Franklin's lenders. In June 2000, the Bankruptcy Court entered two more orders; in the trustee's lawsuit, the Court denied the trustee's motion to amend his complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed. In the lenders' lawsuit, the Court denied the plaintiffs' motion to amend their complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed against all defendants, save counts I and II against a former Ben Franklin employee. The plaintiffs in these cases have filed objections to the Recommendations. In the third lawsuit, pending in Illinois state court, the court dismissed the plaintiffs' third amended complaint without prejudice, and the plaintiffs filed a fourth amended petition in December 1999. The court has dismissed the plaintiff's fourth amended petition with prejudice, and the plaintiffs have appealed the court's ruling. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

         In April 1998, the FoxMeyer Corporation ("FoxMeyer") Bankruptcy Trustee (the "Trustee") filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We are paying the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

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

NOTE 5 - DEBT

         The maturity date of the note due to the Trustee has been extended to December 8, 2000. The original maturity date was October 8, 2000. Interest continues to accrue at the prime rate (9.5% at September 30, 2000). No other terms of the note were changed. The amount due as of September 30, 2000 is shown as long-term debt due within one year.

         The extraordinary item represents gains realized on the early extinguishment of approximately $2.1 million face value of the 6.75% Notes issued by our subsidiary, Avatex Funding, which were purchased by us in the open market. The notes were purchased for approximately $1.2 million. The gain of $0.3 million represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The remaining principal amount of the notes is approximately $26.6 million.

NOTE 6 - INVESTMENTS

         We purchased an additional 292,500 shares of Phar-Mor common stock in the open market during the second quarter of the current fiscal year for approximately $0.4 million, which brings our ownership percentage to approximately 40.8% at September 30, 2000 from 38.4% at June 30, 2000. As a result of the increase in our equity ownership, the amount and number of shares of our common stock held by Phar-Mor that are considered treasury stock has also increased (see Note 1).

         As a result of continuing operating losses at Phar-Mor, the significant reduction in the value of its internet investments, and the continuing decline in its per share market price, we have reviewed the carrying value of our investment in Phar-Mor to determine if there has been an other than temporary decline in the value of that investment. Based on information available to us about Phar-Mor's current and future operations and information gathered about similar companies, management believes that there has been such a decline in value and has arrived at an estimated fair value for our investment in Phar-Mor of $9.9 million. We have recognized a loss of $3.8 million in "Other expense" in the condensed consolidated statements of operations for the three and six months ended September 30, 2000 to reduce our carrying value to fair value. The market value of our investment, based on Phar-Mor's closing price at September 29, 2000, of $1.25 on the NASDAQ National Market, is $6.2 million.

         During the current fiscal year, we also made the following investments: (i) purchased $1.0 million of Series B Preferred Stock of RAS Holding Corp. ("RAS") through the exercise of our options and from another stockholder, (ii) purchased an equity investment for approximately $0.2 million in a limited partnership that acquired the rights to the "Cyclone Fence" name,
(iii) invested $0.1 million in a debenture issued by HPD Holdings Corp. ("HPD") and (iv) invested an additional $0.1 million in CLAC as part of a $0.3 million additional investment by CLAC in Chemlink. Our equity interest in CLAC and CLAC's equity interest in Chemlink did not change as a result of the additional investment. We also disposed of our 11.4% interest in Carson, Inc. ("Carson") in August 2000 and recognized a gain on the sale of our investment of $3.4 million in "Other expense".

NOTE 7 - GOING CONCERN

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

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 40.8% owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and CLAC, we own approximately 38% of Chemlink. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

         The extraordinary item for the six months ended September 30, 2000 represents gains realized on the early extinguishment of approximately $2,072 face value of the 6.75% Notes issued by our subsidiary, Avatex Funding, which were purchased by us in the open market. The notes were purchased for approximately $1,241. The gain of $284 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. Equity in extraordinary item of affiliate represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999

OPERATING COSTS

         Total operating costs decreased $542 to $1,648 for the three months ended September 30, 2000 compared to $2,190 for the three months ended September 30, 1999. Operating costs decreased primarily as a result of $422 of expenses related to our merger with Xetava Corporation ("Xetava") incurred in the prior fiscal year and a settlement payment received by us for $400 in our lawsuit against McKesson HBOC, Inc. ("McKesson") in the current fiscal year. There were also decreases of $88 in pension charges and $56 in insurance expense when compared to the prior year. These decreases were partially offset by $473 in increased legal expenses. The increase in legal expense related primarily to our defense of the Trustee's lawsuit against the former directors of FoxMeyer (see Note 4 to the condensed consolidated financial statements) and our continuing prosecution of our lawsuit against McKesson. The increase was partially offset by decreased legal expense related primarily to the derivative lawsuit where our insurance carrier is paying the defense costs.

         Total operating costs decreased $1,707 to $2,568 for the six months ended September 30, 2000 compared to $4,275 for the six months ended September 30, 1999. Salaries and benefits were $380 less than in the prior year primarily due to the separation of two of our officers at the end of June 1999. In addition, expenses of $858 related to our merger with Xetava were incurred in the prior fiscal year. There were also decreases of $240 in pension charges and $111 in insurance expense when compared to the prior year.

OTHER INCOME (EXPENSE)

         Other expense was $5 and $1 for the three and six months ended September 30, 2000, respectively. Other expense related primarily to the $3,751 write-down of our investment in Phar-Mor to its estimated fair value offset primarily by a gain on the sale of our investment in Carson of $3,410 and by a gain of $325 related to a payment received on an asset sold in a prior fiscal year.

         Other income of $443 for the three months ended September 30, 1999 related primarily to a $350 payment on an asset sold in a prior fiscal year and gains on the sale of securities sold during the quarter. Other expense of $293 for the six months ended September 30, 1999 related to a $1,077 reduction in the carrying value of our investment in Imagyn Medical Technologies, Inc. to its market value and a write-down of $150 in the carrying value of an investment in a non-public company. The losses were offset by $934 in other income primarily from $576 in gains on the sale of securities sold during the period and the $350 gain related to a payment received on an asset sold in a prior fiscal year.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $97 to $518 for the three months ended September 30, 2000 compared to $615 for the three months ended September 30, 1999. In addition, interest and dividend income decreased $100 to $984 for the six months ended September 30, 2000 compared to $1,084 for the six months ended September 30, 1999. The decrease for both periods was due primarily to a decline of $155 and $220 for the three and six months ended September 30, 2000, respectively, in interest income as a result of lower cash balances in the current versus prior fiscal year. The decrease in interest income was partially offset by a $27 and $71 increase, respectively, in interest accrued on investments, consisting primarily of the note receivable from iLife Systems, Inc. which had a higher principal balance in the current fiscal year. Dividend income increased $31 and $49 for the three and six months ended September 30, 2000, respectively, as compared to the prior year from additional investments in preferred stock of RAS and HPD.

INTEREST EXPENSE

         Interest expense increased $1,087 to $1,281 for the three months ended September 30, 2000 and $2,122 to $2,501 for the six months ended September 30, 2000 compared to the prior year principally due to the issuance of the Avatex Funding 6.75% Notes in December 1999.

EQUITY IN LOSS OF AFFILIATES

         Equity in loss of affiliates was $3,751 for the three months ended September 30, 2000 compared to equity in loss of $1,691 for the three months ended September 30, 1999. For the six month period, the equity in loss was $8,872 in the current fiscal year compared to $2,890 for the prior fiscal year. The increase in our equity in loss of affiliates for both periods was due primarily to our equity in Phar-Mor's net losses, which net losses were significantly higher than in the same period of the prior year due to larger operating and investment losses when compared to the prior year.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Income from discontinued operations was $259 for the six months ended September 30, 1999. This amount related only to the discontinued real estate segment and represented two months of our equity interest in the remaining properties until their sale in May 1999.

         The gain on disposal of discontinued operations of $2,366 for the three months ended September 30, 1999 resulted from a gain of $2,377 on a contingent payment received in fiscal 2000 on the fiscal 1997 sale of a discontinued operation less $11 related to taxes on the sale of our discontinued real estate properties. The gain of $7,935 for the six months ended September 30, 1999, relates to the $2,377 gain on the contingent payment and a gain of $5,558 on the sale of our interest in our discontinued real estate properties, net of taxes.

EXTRAORDINARY ITEM, GAIN ON EXTINGUISHMENT OF DEBT

         We recognized a gain of $112 and $284 for the three and six months ended September 30, 2000, respectively, on the purchase and subsequent cancellation of $716 and $2,072 face value of the 6.75% Notes of Avatex Funding during the three and six months ended September 30, 2000, respectively. We also recognized our equity in Phar-Mor's gain on the early extinguishment of its debt of $172.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $7,668 and $15,150 for the three and six months ended September 30, 1999. There are no preferred stock dividends in fiscal 2001 because our preferred stock was eliminated on December 7, 1999 upon our merger with Xetava.


                         LIQUIDITY AND CAPITAL RESOURCES


         As of September 30, 2000, we had cash and short-term investments of approximately $17,187. In addition, we had $7,000 in cash investments in "Other current assets" which mature in December 2000. During the six months ended September 30, 2000, we purchased preferred stock of RAS for $1,011, invested $150 for a 41% interest in a new limited liability company that acquired the rights to the "Cyclone Fence" name, made an additional investment in CLAC of $123, loaned approximately $81 to HPD and purchased $385 in Phar-Mor common stock raising our ownership from 38.4% to 40.8%.

         Our debt consists of a note payable to the Trustee and the 6.75% Notes issued by Avatex Funding in connection with our merger with Xetava. The 6.75% Notes issued by Avatex Funding require semi-annual cash interest payments of approximately $898 with the remaining principal balance of approximately $26,604 due in December 2002. Since we have guaranteed the 6.75% Notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. The note due to the Trustee is payable in full in December 2000 and is carried in "Long-term debt due within one year" in the balance sheets.

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

         We will rely on cash on hand, any cash payments from our investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 7 to the condensed consolidated financial statements for the quarter ended September 30, 2000 for a discussion of our ability to continue as a going concern and management's plans for addressing those issues.

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

         The value of securities available for sale with an expected maturity date of 2005 is $2,355 at September 30, 2000. The increase represents additional investments in the redeemable preferred stock of RAS. The securities available for sale with expected maturities after 2005 increased to approximately $1,775 primarily due to the receipt of additional shares of HPD redeemable preferred stock as a result of the pay-in-kind dividend on the HPD preferred stock we received. The value of the investments in other available for sale equity securities was approximately $26 at September 30, 2000.

         The carrying value of long-term debt maturing in 2003 decreased to $20,161 as a result of the repurchase of $2,072 face value of Avatex Funding 6.75% Notes during the six months ended September 30, 2000 partially offset by the amortization of the original issue discount on the notes.

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL

         With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, the following additional information is provided:

         MCKESSON/VENDOR LITIGATION. With reference to the Texas lawsuit we brought against McKesson Corporation and certain pharmaceutical manufacturers, (i) we have entered into settlement agreements with or otherwise settled the claims of all twelve of the manufacturer defendants in the litigation, under which we received or will receive confidential settlement payments, (ii) we have amended our petition to modify our claims of relief and to include additional claims for relief against the sole remaining defendant, McKesson, (iii) McKesson has amended its counterclaims to allege additional facts, but has not added any additional material claims for relief, and (iv) the current Judge has specially set the case for trial in February 2001, but a new Judge was elected in November 2000 and may modify this date.

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

         GREEN RIVER. With reference to the amended demand received from the Environmental Protection Agency for payment of its past costs at the Green River Disposal Site located in Davies County, Kentucky, National Aluminum Corporation ("NAC") believes that the demand has been resolved in a manner that will not require any additional funds to be paid by NAC. In addition, in August 2000, the Environmental Protection Agency issued a record of decision ("ROD") regarding groundwater remediation at the site, which requires the potentially responsible parties to put in place institutional controls to prevent future use of the groundwater. NAC believes that its share of the cost to implement the ROD will not be material. Periodic groundwater monitoring may also be necessary to demonstrate that the remedial action at the site is effective, and NAC will be responsible for its volumetric share of these costs, which likely will be incurred as part of ongoing operation and maintenance work at the site.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

                           We held our annual meeting on September 19, 2000. At
                  that meeting, the following three individuals were elected by our common stockholders to serve as directors until the annual meeting of stockholders in the year 2003, and the number of votes cast for or withheld for each of these individuals was as follows:

                   -------------------------------------------------------------
                                               Number of
                                               Votes For              Withheld
                   -------------------------------------------------------------
                     Hyman H. Frankel          17,959,667               6,331
                   -------------------------------------------------------------
                     Fred S. Katz              17,964,259               1,739
                   -------------------------------------------------------------
                     Charles C. Pecarro        17,965,590                 408
                   -------------------------------------------------------------

               In addition, the following are the continuing directors, who did not stand for re-election at this annual meeting, whose term of office do not expire until 2001 or 2002: William A. Lemer, John L. Wineapple, Abbey J. Butler and Melvyn J. Estrin.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


                27         -  Financial Data Schedule


(B)      REPORTS ON 8-K

                           No Current Reports on Form 8-K were filed by us
during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.




                                               AVATEX CORPORATION



         November 10, 2000               By:  /s/ Grady E. Schleier
                                              ---------------------------------
                                              Grady E. Schleier
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)