Form 10-Q
period 2000-12-31
AVATEX CORP
filed 2001-02-14
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-8549


                               AVATEX CORPORATION
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



              DELAWARE                                          25-1425889
-------------------------------------------              -----------------------
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


  5910 N. Central Expressway, Suite 1780, Dallas, Texas             75206
---------------------------------------------------------     ------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


  Registrant's Telephone Number, Including Area Code             214-365-7450
                                                              ------------------



Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No.
                         ---     ---

Number of shares of Common Stock outstanding as of January 31, 2001: 19,637,360 shares before deducting 2,295,853 shares which represent the Corporation's 46.4% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                             For the three months
                                                                              ended December 31,
                                                                            ----------------------
(in thousands, except per share amounts)                                      2000          1999
                                                                            -------      --------
OPERATING COSTS
   Operating costs, including general and administrative costs              $   285      $  2,328
   Depreciation and amortization                                                  7             9
                                                                            -------      --------
TOTAL OPERATING COSTS                                                          (292)       (2,337)
OTHER INCOME                                                                      8           206
INTEREST AND DIVIDEND INCOME                                                    547           616
INTEREST EXPENSE                                                             (1,284)         (481)
                                                                            -------      --------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME (LOSS)
   OF AFFILIATES                                                             (1,021)       (1,996)
Equity in income (loss) of affiliates                                        (3,874)        3,057
                                                                            -------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                     (4,895)        1,061
DISCONTINUED OPERATIONS
   Loss on disposal of discontinued operations, net of tax                      -             (63)
                                                                            -------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      (4,895)          998
   Extraordinary item, gain on extinguishment of debt                           100          -
   Equity in extraordinary item of affiliate                                  7,491          -
                                                                            -------      --------
NET INCOME                                                                    2,696           998
Preferred stock dividends                                                       -           5,762
Gain on exchange of preferred stock in connection with merger
   with Xetava Corporation                                                      -         225,008
                                                                            -------      --------
INCOME APPLICABLE TO COMMON STOCKHOLDERS                                    $ 2,696      $220,244
                                                                            =======      ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income (loss) from continuing operations                                 $ (0.28)     $  15.42
   Discontinued operations                                                      -           (0.01)
   Extraordinary item                                                          0.43          -
                                                                            -------      --------
INCOME PER SHARE                                                            $  0.15      $  15.41
                                                                            =======      ========
Average number of common shares outstanding                                  17,533        14,291
                                                                            -------      --------
COMPREHENSIVE INCOME                                                        $ 2,678      $  1,648
                                                                            =======      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                             For the nine months
                                                                              ended December 31,
                                                                            ---------------------
(in thousands, except per share amounts)                                      2000          1999
                                                                            --------     --------
OPERATING COSTS
   Operating costs, including general and administrative costs              $  2,841     $  6,582
   Depreciation and amortization                                                  19           30
                                                                            --------     --------
TOTAL OPERATING COSTS                                                         (2,860)      (6,612)
OTHER INCOME (EXPENSE)                                                             7          (87)
INTEREST AND DIVIDEND INCOME                                                   1,531        1,700
INTEREST EXPENSE                                                              (3,785)        (860)
                                                                            --------     --------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME (LOSS)
   OF AFFILIATES                                                              (5,107)      (5,859)
Equity in income (loss) of affiliates                                        (12,746)         167
                                                                            --------     --------
LOSS FROM CONTINUING OPERATIONS                                              (17,853)      (5,692)
DISCONTINUED OPERATIONS
   Income from discontinued operations, net of tax                               -            259
   Gain on disposal of discontinued operations, net of tax                       -          7,872
                                                                            --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      (17,853)       2,439
   Extraordinary item, gain on extinguishment of debt                            384          -
   Equity in extraordinary item of affiliate                                   7,663          -
                                                                            --------     --------
NET INCOME (LOSS)                                                             (9,806)       2,439
Preferred stock dividends                                                        -         20,912
Gain on exchange of preferred stock in connection with merger
   with Xetava Corporation                                                       -        225,008
                                                                            --------     --------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                             $ (9,806)    $206,535
                                                                            ========     ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Income (loss) from continuing operations                                 $  (1.02)    $  14.77
   Discontinued operations                                                       -           0.60
   Extraordinary item                                                           0.46          -
                                                                            --------     --------
INCOME (LOSS) PER SHARE                                                     $  (0.56)    $  15.37
                                                                            ========     ========

Average number of common shares outstanding                                   17,649       13,436
                                                                            --------     --------
COMPREHENSIVE INCOME (LOSS)                                                 $(11,871)    $    654
                                                                            ========     ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    December 31,     March 31,
(in thousands of dollars)                                               2000           2000
                                                                    ------------    ----------
ASSETS
CURRENT ASSETS
   Cash and short-term investments                                   $  21,550      $  10,754
   Receivables - net                                                     1,988          2,374
   Other current assets                                                    517         20,614
                                                                     ---------      ---------
TOTAL CURRENT ASSETS                                                    24,055         33,742

INVESTMENT IN AFFILIATES                                                16,372         24,577

PROPERTY AND EQUIPMENT                                                     163            172
   Less accumulated depreciation and amortization                          106             96
                                                                     ---------      ---------
NET PROPERTY AND EQUIPMENT                                                  57             76

OTHER ASSETS                                                            21,736         18,151
                                                                     ---------      ---------
TOTAL ASSETS                                                         $  62,220      $  76,546
                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $   1,283      $   1,698
   Other accrued liabilities                                             1,406          3,017
   Long-term debt due within one year                                   10,427          9,745
                                                                     ---------      ---------
TOTAL CURRENT LIABILITIES                                               13,116         14,460
LONG-TERM DEBT                                                          20,295         20,577
OTHER LONG-TERM LIABILITIES                                             10,613         10,667
COMMITMENTS AND CONTINGENCIES                                              -              -
STOCKHOLDERS' EQUITY
   Common stock $0.01 par value; authorized 50,000,000 shares;
     issued: 19,637,360 shares                                             196            196
   Capital in excess of par value                                      193,170        193,170
   Accumulated other comprehensive income (loss)                           (83)         1,982
   Accumulated deficit                                                (170,191)      (160,385)
                                                                     ---------      ---------
                                                                        23,092         34,963
    Less: equity in cost of common stock of the Corporation
            held by Phar-Mor, Inc.                                      (4,896)        (4,121)
                                                                     ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                              18,196         30,842
                                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  62,220      $  76,546
                                                                     =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the nine months
                                                                            ended December 31,
                                                                         -----------------------
(in thousands of dollars)                                                  2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (9,806)      $  2,439
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES:
   Equity in loss (income) of affiliates                                    5,083           (167)
   Depreciation and amortization                                               19             30
   Loss on investments                                                        340            451
   Other non-cash expense (income) items                                      906           (434)
   Gain on extraordinary item                                                (384)           -
   Gain on disposal of discontinued operations                                -           (7,872)
   Cash provided (used) by working capital items:
      Receivables                                                             400          3,613
      Other assets                                                         11,700         (7,242)
      Accounts payable and accrued liabilities                             (2,376)          (997)
      Other                                                                   -                8
                                                                         --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            5,882        (10,171)
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         -               (7)
   Purchase of investments                                                 (2,504)           -
   Proceeds from sale of investments                                        9,005         14,246
                                                                         --------       --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   6,501         14,239
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid to preferred stockholders and certain other parties in
      the merger with Xetava Corporation                                      -          (13,920)
   Debt repurchases                                                        (1,587)           -
                                                                         --------       --------
NET CASH USED BY FINANCING ACTIVITIES                                      (1,587)       (13,920)
                                                                         --------       --------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                 10,796         (9,852)
   Cash and short-term investments, beginning of period                    10,754         27,159
                                                                         --------       --------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                           $ 21,550       $ 17,307
                                                                         ========       ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 46%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38% of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

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

         Our condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of operations and comprehensive income
(loss) for the three and nine months ended December 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000, and should be read in conjunction with this quarterly report.

EXTRAORDINARY ITEM: The extraordinary item for the three and nine months ended December 31, 2000 represents gains realized on the early extinguishment of approximately $0.6 million face value and $2.7 million face value, respectively, of the 6.75% Notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which were purchased by us in the open market. See
Note 5. Equity in extraordinary item of affiliate represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to unrealized gains or losses on marketable securities for the three and nine months ended December 31, 2000 and December 31, 1999, and to a minimum pension liability adjustment for the nine months ended December 31, 2000. The details of other comprehensive income (loss) for these periods are as follows (in thousands of dollars):


                                               For the three months ended     For the nine months ended
                                                        December 31,                December 31,
                                                    2000           1999         2000           1999
--------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on  securities         $ (18)           $ 650      $  1,381       $ (1,209)
Reclassification adjustment for gains
included in net income (loss)                        -                -        (3,411)          (576)
--------------------------------------------------------------------------------------------------------
Net unrealized gain (loss)                         (18)             650        (2,030)        (1,785)
--------------------------------------------------------------------------------------------------------

Minimum pension liability adjustment                 -                -           (35)             -
--------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)          $ (18)           $ 650      $ (2,065)      $ (1,785)
========================================================================================================



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

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of approximately $4.9 million at December 31, 2000 (the equivalent of 2,259,471 shares of our common stock) and $4.1 million at March 31, 2000 (the equivalent of 1,900,263 shares of our stock). The reduction was equal to our 45.7% ownership interest at December 31, 2000 and our 38.4% ownership interest at March 31, 2000 in the cost and number of shares of our common stock held by Phar-Mor.

         In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,104,334 and 1,988,260 for the three and nine months ended December 31, 2000, respectively, and 1,099,786 and 901,024 for the three and nine months ended December 31, 1999, respectively. The reduction was equal to our ownership interest in our common stock since its acquisition by Phar-Mor.


NOTE 2 - INCOME (LOSS) PER SHARE OF COMMON STOCK

         The income (loss) per share from continuing operations for basic and diluted earnings per share was calculated by dividing the income (loss) from continuing operations for each of the three and nine month periods ended December 31, 2000 and 1999, respectively, after deducting any dividends on preferred stock and adding back the gain on the exchange of preferred stock in connection with the Xetava Corporation ("Xetava") merger, by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by our equity in the number of shares of our stock held by Phar-Mor as explained in Note 1.

         Options to purchase approximately 3.9 million shares of common stock outstanding during the three and nine month periods ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Conversion of our former convertible preferred stock, until its cancellation on December 7, 1999, was also not included in the calculation of diluted earnings per share for the three and nine months ended December 31, 1999 as it would have been anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were issued on December 7, 1999. These warrants were not included in the computation of diluted earnings per share at December 31, 2000 or 1999 because the average market price of our common stock was less than the exercise price of the warrants.


NOTE 3 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):



                                                                            For the nine months ended
                                                                                    December 31,
                                                                               2000             1999
 --------------------------------------------------------------------------------------------------------
   Interest paid                                                             $ 1,896         $     349
   Income taxes paid                                                               -               466
   Non-cash transactions:
        Note received on sale of investments                                       -               600
        Reduction in book value of redeemable preferred stock                      -           264,081
        Value of common stock and warrants issued in Xetava merger                 -             5,231
        Value of long-term debt issued in Xetava merger                            -            19,922
        Cumulative dividends in arrears accrued                                    -            18,649
 ========================================================================================================


         The following supplemental information is provided for other assets and other long-term liabilities (in thousands of dollars):



                                                                  December 31,     March 31,
                                                                     2000           2000
        -------------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                $  13,727     $   12,358
               Securities available for sale                           4,145          2,880
               Other investments, at cost                              1,288          1,288
               Other                                                   2,576          1,625
        -------------------------------------------------------------------------------------
                    Total                                          $  21,736     $   18,151
        =====================================================================================

          Other long-term liabilities:
               Pension and postretirement benefits                 $   4,902     $    4,862
               Environmental liabilities                               1,100          1,134
               Liabilities related to discontinued operations          2,611          2,611
               Other                                                   2,000          2,060
        -------------------------------------------------------------------------------------
                    Total                                          $  10,613     $   10,667
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

         At December 31, 2000, we had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Our estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In October 1998, the United States Bankruptcy Court for the Northern District of Illinois issued Memorandum Opinions that dismissed two of the lawsuits against all but one defendant. In January 2000, the United States District Court for the Northern District of Illinois entered an amended order in the bankruptcy trustee's lawsuit, which found that the Bankruptcy Court's conclusions of law were correct with the exception of the trustee's failure to state a cognizable claim. The same order also affirmed the Bankruptcy Court's dismissal of the lawsuit brought by certain of Ben Franklin's lenders. In June 2000, the Bankruptcy Court entered two more orders; in the trustee's lawsuit, the Court denied the trustee's motion to amend his complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed. In the lenders' lawsuit, the Court denied the plaintiffs' motion to amend their complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed against all defendants, save counts I and II against a former Ben Franklin employee. The plaintiffs in these cases have filed objections to the Recommendations with the District Court. In the third lawsuit, pending in Illinois state court, the court dismissed the plaintiffs' third amended complaint without prejudice, and the plaintiffs filed a fourth amended petition in December 1999. The court has dismissed the plaintiff's fourth amended petition with prejudice, and the plaintiffs have appealed the court's ruling. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

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

         On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under Case No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were holders of our formerly outstanding Series A Preferred Stock, and the lawsuit related primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. In January 1999, a stipulation was executed providing that the litigation, insofar as it was brought by Stephen Mizel IRA, was voluntarily discontinued with prejudice. In April 1999, the court denied the remaining plaintiff's motion to amend its complaint to allege additional claims and, in December 2000, the court granted the defendants' motion for summary judgment.

         There are various other pending claims and lawsuits arising out of the normal conduct of our businesses. In our opinion, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE 5 - DEBT

         Under the terms of our 1997 settlement with the Trustee, we were obligated to pay to the Trustee under a promissory note (the "Trustee Note") $8.0 million plus interest which was to be accrued at the prime rate, compounded annually and paid at maturity. The original maturity date of the Trustee Note was October 8, 2000, which was extended to December 8, 2000. The Trustee Note was secured by 1,132,500 shares of Phar-Mor common stock and our 30% interest, up to the greater of $10.0 million or the amount owed under the Trustee Note, in any net recovery in certain litigation filed by the Trustee. On December 5, 2000, we entered into a settlement agreement with the Trustee under which we agreed to pay to the Trustee $6.0 million in cash, and assign our 30% interest in the litigation to the Trustee, in full satisfaction of the Trustee Note. The maturity date of the Trustee Note was extended pending approval of the settlement by the Bankruptcy Court with jurisdiction over the FoxMeyer bankruptcy case. In January 2001, the Bankruptcy Court approved the settlement. Pending receipt of evidence of the docketing of the approval order, we will pay $6.0 million and transfer the 30% litigation interest to the Trustee. Pursuant to the settlement and the Subrogation Agreement dated December 7, 1999, among the Trustee, the indenture trustee of the Avatex Funding 6.75% notes and us, the Trustee will deliver the 1,132,500 shares of Phar-Mor common stock to the indenture trustee. These shares will represent additional collateral securing the 6.75% notes. The amount due under the Trustee Note as of December 31, 2000 is shown as long-term debt due within one year. Assuming we pay $6.0 million to the Trustee, the difference in the carrying value of the Trustee Note and the $6.0 million payment will be gain from the extinguishment of debt and will be classified as an extraordinary item in the statement of operations for fiscal 2001.

         The extraordinary item for the three and nine months ended December 31, 2000, represents gains realized on the early extinguishment of approximately $0.6 million and $2.7 million face value, respectively, of the 6.75% Notes issued by our subsidiary, Avatex Funding, which were purchased by us in the open market. The notes were purchased for approximately $0.3 million and $1.6 million, respectively. The gain of $0.1 million for the three months and $0.4 million for the nine months ended December 31,

2000, represent the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The remaining principal amount of the notes is approximately $26.0 million.

NOTE 6 - INVESTMENTS

         We purchased an additional 885,000 shares of Phar-Mor common stock in the open market during the nine month period ended December 31, 2000 for approximately $1.1 million, which brings our ownership percentage to approximately 45.7% at December 31, 2000 from 38.4% at March 31, 2000. As a result of the increase in our equity ownership, the amount and number of shares of our common stock held by Phar-Mor that are considered treasury stock has also increased (see Note 1).

         At September 30, 2000, as a result of continuing operating losses at Phar-Mor, the significant reduction in the value of its internet investments, and the continuing decline in its per share market price, we reviewed the carrying value of our investment in Phar-Mor to determine if there has been an other than temporary decline in the value of that investment. Based on information available to us about Phar-Mor's current and future operations and information gathered about similar companies, management believed that there was such a decline in value during the three months ended September 30, 2000 and arrived at an estimated fair value for our investment in Phar-Mor of $9.9 million as of September 30, 2000. We recognized a loss of $3.8 million in "Other income (expense)" in the condensed consolidated statements of operations for that quarter to reduce our carrying value to $9.9 million. With the results of operations and additional investments made in Phar-Mor's common stock since September 30, 2000, the carrying value of Phar-Mor on our books at December 31, 2000 was $13.8 million or $2.47 per share of Phar-Mor common stock we owned. This amount is less than our estimate of Phar-Mor's tangible book value at December 31, 2000, and management believes, therefore, that the carrying value approximates fair value. The market value of our investment, based on Phar-Mor's closing price at December 29, 2000, of $0.96875 on the NASDAQ National Market, is $5.4 million.

         During the current fiscal year through December 31, 2000, we also made the following investments: (i) purchased $1.0 million of Series B Preferred Stock of RAS Holding Corp. ("RAS") through the exercise of our warrants and from a purchase from another stockholder, (ii) purchased an equity investment for approximately $0.2 million in a limited partnership that acquired the rights to the "Cyclone Fence" name, (iii) invested $0.1 million in a debenture issued by HPD Holdings Corp. ("HPD") and (iv) invested an additional $0.2 million in CLAC as part of a $0.5 million additional investment by CLAC in Chemlink. Our equity interest in CLAC and CLAC's equity interest in Chemlink did not change as a result of the additional investment. We also disposed of our 11.4% interest in Carson, Inc. ("Carson") in August 2000 and recognized a gain on the sale of our investment of $3.4 million in "Other income (expense)".

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

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 46%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and CLAC, we own approximately 38% of Chemlink. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet formulations for consumers and businesses for use in cleaning, disinfectant and sterilization applications.

         Under the terms of our 1997 settlement with the Trustee, we were obligated to pay to the Trustee under the Trustee Note $8,000 plus interest which was to be accrued at the prime rate, compounded annually and paid at maturity. The original maturity date of the Trustee Note was October 8, 2000, which was extended to December 8, 2000. The Trustee Note was secured by 1,132,500 shares of Phar-Mor common stock and our 30% interest, up to the greater of $10,000 or the amount owed under the Trustee Note, in any net recovery in certain litigation filed by the Trustee. On December 5, 2000, we entered into a settlement agreement with the Trustee under which we agreed to pay to the Trustee $6,000 in cash, and assign our 30% interest in the litigation to the Trustee, in full satisfaction of the Trustee Note. The maturity date of the Trustee Note was extended pending approval of the settlement by the Bankruptcy Court with jurisdiction over the FoxMeyer bankruptcy case. In January 2001, the Bankruptcy Court approved the settlement. Pending receipt of evidence of the docketing of the approval order, we will pay $6,000 and transfer the 30% litigation interest to the Trustee. Pursuant to the settlement and the Subrogation Agreement dated December 7, 1999, among the Trustee, the indenture trustee of the Avatex Funding 6.75% notes and us, the Trustee will deliver the 1,132,500 shares of Phar-Mor common stock to the indenture trustee. These shares will represent additional collateral securing the 6.75% notes. The amount due under the Trustee Note as of December 31, 2000 is shown as long-term debt due within one year. Assuming we pay $6,000 to the Trustee, the difference in the carrying value of the Trustee Note and the $6,000 payment will be gain from the extinguishment of debt and will be classified as an extraordinary item in the statement of operations for fiscal 2001.

         The extraordinary item for the nine months ended December 31, 2000 represents gains realized on the early extinguishment of approximately $2,651 face value of the 6.75% Notes issued by our subsidiary, Avatex Funding, which were purchased by us in the open market. The notes were purchased for approximately $1,587. The gain of $384 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. Equity in extraordinary item of affiliate represents our equity in Phar-Mor's gain on the early extinguishment of its debt.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 1999


OPERATING COSTS

         Total operating costs decreased $2,045 to $292 for the three months ended December 31, 2000 compared to $2,337 for the three months ended December 31, 1999. Operating costs decreased primarily as a result of $1,879 of expenses related to our merger with Xetava incurred in the prior fiscal year and settlement payments received by us from certain defendants in our ongoing lawsuit against McKesson

HBOC, Inc. ("McKesson") which were $400 greater in the current fiscal year than in the prior year. There were also decreases of $88 in pension charges and $56 in insurance expense when compared to the prior year. These decreases were partially offset by $333 in increased legal expense. The increase in legal expense related primarily to our defense costs in the Trustee's lawsuit against the former directors of FoxMeyer (see Note 4 to the condensed consolidated financial statements) and our continuing prosecution of our lawsuit against McKesson. We were also reimbursed by an insurance carrier in the prior year for certain amounts we had paid in prior periods in the derivative lawsuit. The increase in legal expense was partially offset by decreased costs related primarily to the Zuckerman lawsuit discussed in Note 4.

         Total operating costs decreased $3,752 to $2,860 for the nine months ended December 31, 2000 compared to $6,612 for the nine months ended December 31, 1999. Salaries and benefits were $380 less than in the prior year primarily due to the separation of two of our officers at the end of June 1999. In addition, expenses of $2,780 related to our merger with Xetava were incurred in the prior fiscal year. There were also decreases of $326 in pension charges and $166 in insurance expense when compared to the prior year. Settlement payments received by us from certain defendants in our lawsuit against McKesson were $450 greater than in the prior fiscal year. These decreases were partially offset by $430 in increased legal expense. The increase in legal expense related primarily to our payment of defense costs in the Trustee's lawsuit against the former directors of FoxMeyer (see Note 4 to the condensed consolidated financial statements) and our continuing prosecution of our lawsuit against McKesson. The increase was partially offset by decreased legal expense related primarily to the Zuckerman lawsuit and derivative lawsuit also discussed in Note 4.

OTHER INCOME (EXPENSE)

         Other income was $8 and $7 for the three and nine months ended December 31, 2000, respectively. Other income for the nine months related primarily to gains on the sale of our investment in Carson of $3,411 and on a payment received on an asset sold in a prior fiscal year of $325, offset primarily by the $3,751 write-down of our investment in Phar-Mor to its estimated fair value during the quarter ended September 30, 2000.

         Other income of $206 for the three months ended December 31, 1999 related primarily to a $200 recovery on an investment that had been written off in a prior fiscal year. Other expense of $87 for the nine months ended December 31, 1999 related to a $1,077 reduction in the carrying value of our investment in Imagyn Medical Technologies, Inc. to its market value and a write-down of $150 in the carrying value of an investment in a non-public company. The losses were partially offset by $1,140 in other income consisting primarily of $576 in gains on the sale of securities sold during the period, a $350 gain related to a payment received on an asset sold in a prior fiscal year and a $200 recovery on an investment written off in a prior fiscal year.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $69 to $547 for the three months ended December 31, 2000 compared to $616 for the three months ended December 31, 1999. In addition, interest and dividend income decreased $169 to $1,531 for the nine months ended December 31, 2000 compared to $1,700 for the nine months ended December 31, 1999. The decrease for both periods was due primarily to a decline of $129 and $349 for the three and nine months ended December 31, 2000, respectively, in interest income as a result of lower cash balances in the current versus prior fiscal year. The decrease in interest income was partially offset by a $26 and $97 increase, respectively, in interest accrued on investments, consisting primarily of the note receivable from iLife Systems, Inc. which had a higher principal balance in the current fiscal year. Dividend income increased $34 and $83 for the three and nine months ended December 31, 2000, respectively, as compared to the prior year from additional investments in preferred stock of RAS and HPD.

INTEREST EXPENSE

         Interest expense increased $803 to $1,284 for the three months ended December 31, 2000 and $2,925 to $3,785 for the nine months ended December 31, 2000 compared to the prior year principally due to the issuance of the Avatex Funding 6.75% Notes in December 1999.

EQUITY IN INCOME (LOSS) OF AFFILIATES

         Equity in loss of affiliates was $3,874 for the three months ended December 31, 2000 compared to equity in income of $3,057 for the three months ended December 31, 1999. For the nine month period, the equity in loss was $12,746 in the current fiscal year compared to equity in income of $167 for the prior fiscal year. The decrease in equity in income of affiliates for both periods was due primarily to our equity in Phar-Mor's net losses, which net losses were significantly higher than in the same period of the prior year due to declines in operating and investment results when compared to the prior year. Our equity in investment income earned by Phar-Mor for the three and nine months ended December 31, 2000 were $3,491 and $9,371, respectively, worse than for the prior fiscal year. The remainder of the decrease was due to higher operating losses than in the prior fiscal year.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Income from discontinued operations was $259 for the nine months ended December 31, 1999. This amount related only to the discontinued real estate segment and represented two months of our equity interest in the remaining properties until their sale in May 1999.

         The loss on disposal of discontinued operations for the three months ended December 31, 1999 resulted from a fee paid in connection with the contingent payment from the fiscal 1997 sale of a discontinued operation received in the prior quarter. The gain of $7,872 for the nine months ended December 31, 1999, relates to the $2,314 gain on the contingent payment and a gain of $5,558 on the sale of our interest in our discontinued real estate properties, net of taxes.

EXTRAORDINARY ITEM, GAIN ON EXTINGUISHMENT OF DEBT

         We recognized a gain of $100 and $384 for the three and nine months ended December 31, 2000, respectively, on the purchase and subsequent cancellation of $579 and $2,651 face value of the 6.75% Notes of Avatex Funding during the three and nine months ended December 31, 2000, respectively. We also recognized our equity in Phar-Mor's gain on the early extinguishment of its debt of $7,491 for the three months and $7,663 for the nine months ended December 31, 2000.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $5,762 and $20,912 for the three and nine months ended December 31, 1999. There are no preferred stock dividends in fiscal 2001 because our preferred stock was eliminated on December 7, 1999 upon our merger with Xetava. The Xetava merger also resulted in a $225,008 gain in connection with the exchange of preferred stock for either Class A common stock or for cash, warrants, notes and other consideration.

                         LIQUIDITY AND CAPITAL RESOURCES


         As of December 31, 2000, we had cash and short-term investments of approximately $21,550. During the nine months ended December 31, 2000, we purchased preferred stock of RAS for $1,011, invested $150 for a 41% interest in a new limited liability company that acquired the rights to the "Cyclone Fence" name, made an additional investment in CLAC of $205, invested approximately $81 in HPD and purchased $1,057 in Phar-Mor common stock raising our ownership from 38.4% to 45.7%.

         Our debt consists of the Trustee Note and the 6.75% Notes issued by Avatex Funding in connection with our merger with Xetava. The 6.75% Notes issued by Avatex Funding require semi-annual cash interest payments of approximately $878 with the remaining principal balance of approximately $26,025 due in December 2002. Since we have guaranteed the 6.75% Notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. On December 5, 2000, we entered into a settlement agreement with the Trustee, under which we agreed to pay the Trustee $6,000, and assign our 30% interest in certain litigation to the Trustee, in full satisfaction of the Trustee Note. See the discussion in "Overview" above.

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

         We will rely on cash on hand, any cash payments from our investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 7 to the condensed consolidated financial statements for the quarter ended December 31, 2000 for a discussion of our ability to continue as a going concern and management's plans for addressing those issues.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been material changes in the valuation of securities available for sale or long-term debt from those amounts reported in Item 7A. of the Form 10-K for the year ended March 31, 2000 as follows:

         The value of securities available for sale with an expected maturity date of 2005 is $2,355 at December 31, 2000. The increase represents additional investments in the redeemable preferred stock of RAS. The securities available for sale with expected maturities after 2005 increased to approximately $1,782 primarily due to the receipt of additional shares of HPD redeemable preferred stock as a result of the pay-in-kind dividend on the HPD preferred stock we received. The value of the investments in other available for sale equity securities was approximately $8 at December 31, 2000.

         The carrying value of long-term debt maturing in 2003 decreased to $20,295 as a result of the repurchase of $2,651 face value of Avatex Funding 6.75% Notes during the nine months ended December 31, 2000 partially offset by the amortization of the original issue discount on the notes. While the carrying value of the Trustee Note that matures in fiscal 2001 has not changed other than for the accrual of interest, the Trustee Note was repaid not on October 8, 2000 but is expected to be paid in February 2001. At that time, we will pay $6.0 million in full satisfaction of the Trustee Note as discussed in Note 5 to the condensed consolidated financial statements.

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL

         With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, the following additional information is provided:

         MCKESSON/VENDOR LITIGATION. With reference to the Texas lawsuit we brought against McKesson and certain pharmaceutical manufacturers, (i) we have entered into settlement agreements with all twelve of the manufacturer defendants in the litigation, under which we received or will receive confidential settlement payments, (ii) we have amended our petition to modify our claims for relief and to include additional claims for relief against the sole remaining defendant, McKesson, (iii) McKesson has amended its counterclaims to allege additional facts, but has not added any additional material claims for relief, and (iv) the court has set a trial date on June 4, 2001.

         DERIVATIVE LITIGATION. With reference to the derivative lawsuit filed by Anvil Investment Partners, L.P. against seven of our current directors and three of our former directors, in December 2000, the court granted the defendants' motion for summary judgment.

         FOXMEYER CORPORATION. With reference to the lawsuit filed by the Chapter 7 Trustee of FoxMeyer against the five former directors of FoxMeyer (the "Directors"), we have recently learned that the United Pacific Insurance Company has filed a Complaint in the United States District Court for the Northern District of Texas against us and the Directors. The Complaint seeks a declaration that the directors and officers liability insurance policy issued by United Pacific does not provide coverage with respect to the Trustee's lawsuit. We have not yet been served with the Complaint and have not yet formed a position with respect to the Complaint.

         BEN FRANKLIN LITIGATION. With reference to the three lawsuits relating to Ben Franklin, in June 2000, the United States Bankruptcy Court for the Northern District of Illinois entered two more orders in two of the lawsuits. In the lawsuit commenced by Ben Franklin's bankruptcy trustee, the Court denied the trustee's motion to amend his complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed. In the lawsuit commenced by certain of Ben Franklin's lenders, the Court denied the plaintiffs' motion to amend their complaint and re-entered Recommendations Upon Remand, which recommended that the case be dismissed against all defendants, save counts I and II against David Brainard. The plaintiffs in these cases have filed objections to the Recommendations with the District Court. In the third lawsuit, pending in Illinois state court, the court has dismissed the plaintiffs' fourth amended petition with prejudice, and the plaintiffs have appealed the court's ruling.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                None



         (b) REPORTS ON 8-K

                           The following Current Report on Form 8-K was filed by us during the three months ended December 31, 2000:

                           Form 8-K dated December 8, 2000 (filed December 11,
         2000) which announced the settlement of the note payable to the FoxMeyer Bankruptcy Trustee for $6.0 million subject to approval of the Bankruptcy Court of Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.




                                   AVATEX CORPORATION




February 13, 2000              By:  /s/ Grady E. Schleier
                                   --------------------------------------------
                                   Grady E. Schleier Senior Vice
                                   President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)