Form 10-K
period 2001-03-31
AVATEX CORP
filed 2001-06-08
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ____

On June 1, 2001, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $4,863,000.

On June 1, 2001, there were 19,637,360 shares of the registrant's common stock outstanding before deducting 2,340,327 shares which represent the Corporation's 47.3% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 47%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41%-owned affiliate, Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38%, and control 50%, of the membership interests of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

         We were incorporated in Delaware on September 27, 1982, under the name National Intergroup, Inc. We were formed to effect a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries. On September 13, 1983, NSC was merged into one of our subsidiaries and the stockholders of NSC became our stockholders. We sold substantially all of our investment in NSC and related metals operations by fiscal 1991 and invested in distribution businesses, principally FoxMeyer Corporation ("FoxMeyer"). On August 27, 1996, FoxMeyer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 8, 1996, the Bankruptcy Court approved the sale of the principal assets of FoxMeyer and FoxMeyer Drug Company ("FoxMeyer Drug") to McKesson HBOC, Inc. ("McKesson"). On March 18, 1997, the FoxMeyer Chapter 11 cases were converted into Chapter 7 liquidation cases. On December 7, 1999, we merged with Xetava Corporation ("Xetava"), a wholly-owned subsidiary, which resulted in the elimination of our outstanding preferred stock and the issuance of a new Class A $0.01 par value common stock in place of the previously outstanding $5.00 par value common stock.

         We have also been involved in making significant investments in other operating activities. Since fiscal 1993, we have made investments in various real estate properties and loans. We sold the last of these investments in May 1999. Starting in September 1995, we directly and indirectly acquired certain equity investments in Phar-Mor and, at March 31, 2001, own approximately 47.1% of Phar-Mor's outstanding common stock. In the last three fiscal years, we and Phar-Mor have made equity investments in Chemlink through CLAC and currently own on a combined basis approximately 38.4% of Chemlink's outstanding membership interests. Our current investments are described in the "Description of Business" section below.

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

         Our fiscal year ends on March 31; therefore, references to fiscal 2001 or 2001, fiscal 2000 or 2000, etc. herein refer to our fiscal year ending on March 31 of that year.

EQUITY INVESTMENT IN PHAR-MOR, INC.

         We own approximately 47.1% of Phar-Mor's outstanding common stock at March 31, 2001. Phar-Mor operates a chain of 139 discount retail drugstores in 24 states, under the names "Phar-Mor", "Pharmhouse" and "The Rx Place", devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. Approximately 57% of Phar-Mor stores are located in Pennsylvania, Ohio, New York and New Jersey, and 22% are located in Virginia, West Virginia, North Carolina and South Carolina.

         During fiscal 1999, Phar-Mor acquired 2,086,200 shares of our common stock at a cost of approximately $5.0 million. In December 1999, Phar-Mor acquired an additional 2,862,400 shares of our common stock for approximately $5.7 million. This brings Phar-Mor's ownership to 25.2% of our issued Class A common stock. To the extent that we own 47.1% of Phar-Mor, we have treated an equivalent amount of Phar-Mor's cost of our common stock similar to treasury stock and have consequently reduced stockholders' equity. We also have reduced the number of shares outstanding when calculating earnings per share to reflect our 47.1% equity ownership interest in our own Class A common stock owned by Phar-Mor.

EQUITY INVESTMENT IN CHEMLINK LABORATORIES, LLC

         We, through CLAC and Phar-Mor, own on a combined basis approximately 38.4%, and control 50%, of the membership interests in Chemlink. Chemlink is principally engaged in the development, manufacture and distribution of proprietary effervescent tablet and granule formulations for use in cleaning, disinfecting and sterilization applications. In addition to pursuing opportunities in the dental and medical markets where it has shipped products for the last few years, Chemlink has developed a unique and patentable formulation and process for the manufacture of effervescent tablets, granules and powders. This new technology significantly expands the options for both the type of ingredients as well as the concentration of ingredients that can be utilized in effervescent formulations. As a result, the new technology creates an opportunity to develop effervescent formulations for many laundry detergent and cleaning products for both consumers and businesses which have, to date, been impractical because of the limitations inherent in older effervescent technologies.

         In addition to the original investments by CLAC of $7.2 million for 50.0% of Chemlink in March and December 1998, investments of approximately $0.5 million each were made by CLAC in 2000 and 2001. CLAC also contributed during 2000 approximately $0.1 million of indebtedness owed to CLAC by Chemlink. The additional investments in 2000 and 2001 did not change CLAC's ownership percentage in Chemlink. In May 2001, CLAC invested an additional $0.8 million in Chemlink in exchange for a Series B membership interest that entitles CLAC to a preferred return. We own a 41.1% interest in CLAC, and Phar-Mor owns a 35.8% interest in CLAC. In addition to our original investment of $3.0 million in CLAC for our 41.1% interest, we invested approximately
$0.2 million each in 2000 and 2001. The additional investments did not change our ownership percentage in CLAC. In May 2001, we contributed an additional $0.6 million to CLAC in exchange for a Series B membership that entitles us to a preferred return. In addition, we loaned directly to Chemlink approximately $0.3 million in March through May 2001 all of which was repaid in May 2001.

INVESTMENT IN RAS HOLDING CORP.

         We own the equivalent of an approximate 13.4% fully-diluted interest in RAS Holding Corp. ("RAS"), assuming conversion of the outstanding RAS convertible preferred stock and the exercise of all the outstanding RAS options and warrants. We have invested a total of $2.4 million in several purchases of the Series B convertible preferred stock of RAS (the "Series B Preferred") beginning with an original investment in April 1998.

         RAS is a privately-held company that, through its wholly-owned subsidiary Presby Corp., has developed a surgical technique called the Surgical Reversal of Presbyopia ("SRP"), which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia. Presbyopia is, in general, the loss of the human eye's ability to focus at near distances due to aging, resulting in the need for reading glasses or bifocals. RAS is in the process of marketing the SEBs in certain international markets where the SEB has received regulatory approval. We have been advised that RAS has completed the surgical procedures required for its Phase I clinical trials and is seeking approval from the FDA to begin its SRP Phase II clinical trials in the United States. However, the final outcomes of the trials and achieving commercial success of the technique are each highly uncertain. In addition, RAS has advised us that an Investigational Device Exemption has been filed with the FDA to allow clinical trials in the United States for use of the SEBs to treat certain forms of glaucoma. Similar studies related to the treatment of presbyopia and glaucoma have begun in Canada.

         Our Series B Preferred has voting rights equivalent to the common stock of RAS and accrues dividends at 12% per annum (10% prior to January 1, 2001) less 85% of any amounts paid to RAS Service Co, LP ("RAS Service") as described below. The accrued dividends did not have to be paid in cash until October 31, 2000 when the total unpaid amount would have been due. In June 2000, we amended the Series B Preferred certificate of designation to defer the cash payment period to the last day of the month following December 2001 (or in quarterly increments from that date to the last day of the month following September 2002 at the option of RAS). In addition, during fiscal 2001 the number of shares of common stock into which each Series B Preferred is convertible was changed from 2.1:1 to 2.52:1 as a result of RAS not meeting certain goals set forth in the certificate of designation.

         RAS Service is a limited partnership whose partners were the original owners of the Series B Preferred and another partnership that included certain principals in RAS. RAS Service has a service contract with RAS under which it provides advisory and consulting services to RAS and receives the lesser of $20 per SEB sold or 5% of the net sales price of each SEB after commissions (calculated on a quarterly basis) for providing these services. Of the revenue recognized by RAS Service, 85% is payable to the Series B Preferred partners and 15% is payable to the other partner. The dividend on the Series B Preferred is reduced, but not below zero, by the 85% of the revenues due the Series B Preferred partners. A subsidiary of ours is the general partner of RAS Service and receives approximately the first $15 thousand of the fees due the Series B Preferred partners. The remainder of the fees earned by the Series B Preferred partners are split among the partners based on their original investment in the Series B Preferred. Payment of the fees by RAS to RAS Service were originally deferred until the last day of the month following September 30, 2000. In June 2000, we amended the service agreement to defer payment of the fees until the last day of the month following December 31, 2001 (or in quarterly increments from that date that matches the Series B Preferred deferral date). The amendment also extended the life of the service contract from December 31, 2004 to March 31, 2006 (or in quarterly increments to December 31, 2006 that match the change in the Series B Preferred deferral date).

INVESTMENT IN iLIFE SYSTEMS, INC.

         We own the equivalent of an approximate 14.3% interest, on a fully-diluted basis, in iLife Systems, Inc. ("iLife"), which is a privately held corporation that develops and markets personal health and safety monitors. iLife has informed us that they have approximately twenty patents issued, pending, or in process for reliable, electrode-free, non-invasive methods for detecting and analyzing breathing, heart rate and body motions as well as methods for microwatt wireless transmission, for digital data recording and for electrode-free, infrasound-based detection and intervention. iLife has incorporated these technologies into two product lines: personal emergency response systems and wireless vital signs monitors. iLife has recently initiated commercial sales and/or licensing of certain of their personal emergency response products.

         We originally invested approximately $1.3 million in December 1997 to purchase a Series B convertible preferred stock (the "B Preferred") for what was then a 6.3% fully-diluted ownership interest in iLife. The B preferred stock pays no dividends, has voting rights equivalent to iLife's common stock, and is convertible into common stock on a one-for-one basis. In addition, we made various loans to iLife during fiscal years 2000 and 2001. The final outstanding loan accrued interest at 2.0% above prime, matured March 15, 2001 and contained rights to convert to common stock of iLife under certain conditions. The loan had a carrying value of approximately $1.9 million at maturity and, in connection with additional investments into iLife by third parties, was converted into an equivalent number of shares of redeemable Series C convertible preferred stock ("C Preferred") at $1.30 per share. The C Preferred is redeemable at $1.30 per share plus all accrued and unpaid dividends five years from issue. The liquidation value of the C Preferred is $2.60 per share plus all accrued and unpaid dividends. The liquidation value determines the amount of the dividends to be paid and also the amount to be received by the C Preferred in case of the sale or liquidation of iLife. Dividends are paid semi-annually starting at 6.0% of the liquidation value. The first two dividend payments will be deferred and added to the liquidation value. Subsequent dividends will be paid in cash or the dividend rate will increase over the next year to 9.0% of the liquidation value. If the dividends due by September 30, 2003 are not paid in cash, then the C Preferred has the right to elect a majority of iLife's board of directors. The C Preferred has voting rights equivalent to iLife's common stock and is convertible into common on a one-for-one basis at the option of the holder or automatically upon an initial public offering. We have also acquired a total of 3,720,207 warrants to purchase common stock at $1.30 per share as part of these transactions. These warrants expire between March 2005 and March 2006. We also loaned iLife another $0.2 million in February 2001 which was repaid in April 2001.

OTHER

         We previously owned an approximate 11.4% common stock interest in Carson, Inc., a global manufacturer of ethnic hair care products, which was sold in a tender offer to a subsidiary of L'Oreal in August 2000. We recognized a gain of $3.4 million on the sale of our investment.

         We had an approximate 3.8% indirect ownership interest in AM Cosmetics, Inc. ("AM"), a leading privately held manufacturer of low cost cosmetics. Due to AM's current financial situation, we do not believe this investment has any current value to our stockholders. For financial statement purposes, this investment was written off in a prior fiscal year.

         In May 2000, we invested approximately $0.2 million to acquire a 41.5% interest in a Delaware limited liability company, Cyclone Acquisition Company, LLC ("Cyclone"), which acquired the rights to the "Cyclone Fence" name from Cyclone, Inc. at a cost of $0.3 million. Cyclone is attempting to license the "Cyclone Fence" name to fence retailers. After initial attempts to license the name to large home improvement retailers were unsuccessful, we wrote off our investment in Cyclone. There may, however, be further attempts to license to others.

         At March 31, 2001, we owned approximately $1.9 million of preferred stock of HPD Holdings Corp. ("HPD"), which was a privately held corporation whose subsidiary manufactured and distributed household product lines. At the time of our initial investment in April 1998, we also received 2.5% of the common stock of HPD. In February and April 2000, we invested approximately $0.1 million in a subordinated debenture of HPD and received warrants to purchase additional common stock of HPD at $.01 per share that expire February 1, 2010. Consequently, we then owned approximately 2.3% of the common stock of HPD assuming exercise of all outstanding options and warrants. In April 2001, WD-40 Company acquired all of the outstanding common and preferred stock of HPD and repaid its debentures. We received a total of approximately $2.6 million for our HPD investments resulting in a gain of approximately $0.6 million that will be recognized in the first quarter of fiscal 2002.

         The interests in HPD and RAS noted above are our direct interests and do not give effect to Phar-Mor's investments in these same companies. Phar-Mor has an approximate 7.1% interest in RAS on a fully-diluted basis. Phar-Mor also owned approximately $1.9 million of HPD preferred stock, a $0.1 million HPD debenture and 2.3% of HPD's common stock on a fully diluted basis. Phar-Mor's total investment in HPD was purchased or retired as a result of WD-40 Company's purchase of HPD in April 2001.

                            ENVIRONMENTAL REGULATION

         We, like many other enterprises, are subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect our previously sold or discontinued operations where we retained all or part of any environmental liabilities on conditions existing at the date of sale.

         It is anticipated that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by us for certain of our former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by us, the unknown extent of our probable liability in proportion to the probable liability of other parties. Moreover, we may have environmental liabilities that we cannot, in our judgment, estimate at this time and that losses attributable to remediation costs may arise at other sites. We recognize that additional work may need to be performed to ascertain the ultimate liability for such sites, and that further information may change our current assessment. See Note L to our consolidated financial statements and "Item 3. Legal Proceedings" contained herein for a discussion of outstanding environmental actions.

                                    EMPLOYEES

         We employed 10 persons at March 31, 2001, excluding employees of our investments carried on the equity basis, Phar-Mor and Chemlink.

ITEM 2.  PROPERTIES

         Our executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, contains approximately 10,223 square feet of space under a lease agreement that expires in December 2003. We license approximately 62% of such office space to RAS and iLife.

ITEM 3.  LEGAL PROCEEDINGS

MCKESSON/VENDOR LITIGATION

         In January 1997, we filed a lawsuit against McKesson and certain major pharmaceutical manufacturers styled FOXMEYER HEALTH CORPORATION v. MCKESSON CORPORATION, et al., Cause No. 9700311 (the "McKesson Litigation"), and now pending in the 192nd Judicial District Court of Dallas County, Texas. We allege in the lawsuit, among other things, that McKesson and the pharmaceutical manufacturers conspired to drive our pharmaceutical distribution subsidiary, FoxMeyer Drug, out of business, and that McKesson obtained confidential financial and competitive information and used the information to cause damage to us. We seek to recover in excess of $400 million in compensatory damages, plus punitive damages. In February 1997, certain defendants removed the lawsuit to the United States Bankruptcy Court for the Northern District of Texas and moved to transfer the McKesson Litigation to the United States Bankruptcy Court for the District of Delaware as a proceeding related to the Chapter 11 case of FoxMeyer Drug. In August 1997, the Dallas Bankruptcy Court entered an order denying the defendants' motion to transfer and, in November 1998, the Court granted our motion to remand the McKesson Litigation back to Texas state court. As a result of a decision by the Delaware Bankruptcy Court (described below), the Dallas Bankruptcy Court also dismissed three of the counts in the Texas lawsuit. In March 2001, the United States District Court affirmed the Dallas Bankruptcy Court's decision, and we have appealed the portion of that decision dismissing three of the counts in the Texas lawsuit.

      In addition, in December 1998, McKesson filed a counterclaim against us and a third party complaint against three of our current and former officers, Abbey J. Butler, Melvyn J. Estrin and Edward L. Massman. McKesson's counterclaims and third party claims allege fraudulent misrepresentation, negligent misrepresentation, breach of letter agreement and inducing breach of contract. The third party defendants and we believe that these claims are without merit and will vigorously oppose them.

         On February 26, 1997, the Official Unsecured Creditors' Committee of the FoxMeyer and FoxMeyer Drug bankruptcy estates filed a lawsuit against us in the Delaware Bankruptcy Court under Adversary No. 97-20. The Committee sought a declaration that the claims we asserted in the McKesson Litigation are property of the FoxMeyer and FoxMeyer Drug estates and an injunction barring us from continuing to prosecute them. Bart A. Brown, Jr., the Chapter 7 Trustee (the "Trustee") of FoxMeyer and FoxMeyer Drug, succeeded to the interests of the Committee, and McKesson and the other Texas defendants subsequently intervened in the Committee's lawsuit. McKesson also filed its own complaint and asserted that (a) as of August 1996, the claims we asserted in the McKesson Litigation were property of the FoxMeyer and FoxMeyer Drug estates, and (b) as of November 1996, when McKesson purchased substantially all of the assets of FoxMeyer Drug, the claims were transferred to McKesson. In August 1998, the Delaware Bankruptcy Court denied the Texas defendants' first motion for summary judgment and ruled that the parties should return to Texas and move the McKesson Litigation forward as much as possible. In November 1998, the Delaware Bankruptcy Court granted in part and denied in part the Texas defendants' second motion for summary judgment and ruled that
(i) we are judicially estopped from prosecuting certain counts in the McKesson Litigation and (ii) if discovery shows that there is "substantial overlap" between the factual allegations underlying the dismissed counts and the remaining counts, those counts may be barred as well. In response, the Texas defendants filed a renewed motion for summary judgment with respect to the remaining four counts of the lawsuit. In August 1999, the Delaware Bankruptcy Court denied the renewed motion, ruling that "the parties should proceed to discovery and trial in Texas."

         We have entered into settlement agreements with all twelve of the manufacturer defendants in the litigation, under which we received confidential settlement payments. The Texas state court has specially set the trial date on January 14, 2002.

1996 SHAREHOLDER LITIGATION

         We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, et al. v. FOXMEYER HEALTH CORPORATION, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and former Series A and convertible preferred stock during the period July 19, 1995 through August 27, 1996. In May 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning FoxMeyer's National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. In March 1998, the Court denied our motion to dismiss the amended complaint in the lawsuit. Discovery is proceeding in the lawsuit, and the parties are awaiting a ruling on the plaintiffs' class certification motion. We intend to continue to vigorously defend ourselves in the lawsuit.

NATIONAL ALUMINUM CORPORATION

         During our fiscal year ended March 31, 1990, we disposed of the operating assets of our subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of such assets, NAC retained responsibility for certain environmental matters, as described in paragraphs (a) through (f) below:

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

(b) FISHER-CALO. In October 1990, the Environmental Protection Agency (the "EPA") sent a Special Notice Letter to approximately 350 PRPs, including NAC, demanding payment of the EPA's past costs and requesting voluntary participation in performing or financing the remedial design/remedial action at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana. In August 1991, approximately 52 PRPs, including NAC, executed a Consent Decree to perform the remedial design/remedial action. Under the Consent Decree and Cost Sharing Agreement among the PRPs, NAC paid its allocated share of approximately $890,000 of the estimated $25 to $35 million total cost of the cleanup. Excluding any potential cost overruns, funding of the contribution action against the non-participating PRPs and annual administrative fees of approximately $2,500 to $4,000, NAC does not anticipate any additional material costs at the site. In addition, the PRPs are currently exploring a structured financing of the remaining costs at the site, which would include a pre-funded annuity contract and a cost-cap insurance policy. NAC anticipates that it could receive a refund if the structured financing alternative is adopted.

(c) GRANVILLE SOLVENTS. In May 1995, a complaint was filed against NAC and others in the United States District Court for the Southern District of Ohio styled AT&T GLOBAL v. UNION TANK CAR CO., in which a PRP group seeks to recover costs incurred relating to the Granville Solvents site located in Granville, Ohio. In August 1995, NAC was dismissed as a defendant following its payment of approximately $18,000 for its allocated share of past costs and agreement to join the PRP group and participate in funding the remedial work at the site. NAC also signed an Administrative Order on Consent with the EPA. The total cost of the remaining remedial work at the site is estimated to be approximately $5.7 million, and NAC's allocated share is likely to be approximately 1.0% of the total remaining cost plus related litigation assessments for cost recovery actions against non-participating PRPs. NAC paid approximately $11,600 with respect to this site in fiscal 2001, which included its share of the PRP group's settlement with the State of Ohio.

(d) GREEN RIVER. In January 1992, the EPA notified NAC that it was considered to be one of a number of PRPs with respect to the disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. NAC has since paid a total of approximately $288,000 of the total estimated costs associated with the investigation and remediation of the site, including the remedial investigation/feasibility study and the remedial action and the payment of EPA's past costs. In August 2000, the EPA issued a record of decision regarding groundwater remediation at the site, which requires the PRPs to put in place institutional controls to prevent future use of the groundwater. Periodic groundwater monitoring may also be necessary to demonstrate that the remedial action at the site is effective. NAC will be responsible for its volumetric share of these costs, which likely will be incurred as part of ongoing operation and maintenance work at the site. NAC estimates that its share of these ongoing costs will be less than $20,000 per year.

(e) HASTINGS/AMERIMARK. The United States District Court for the Western District of Michigan previously ruled in favor of Amerimark Building Products, the successor to Hastings Building Products, Inc., that NAC is liable for 75% of response costs and remedial activities, including a soil vapor extraction system, related to mask wash contamination of soil and groundwater in the vicinity of a former NAC plant located in Hastings, Michigan. Owens Corning, the successor to Amerimark Building Products, has retained a consultant to conduct confirmatory soil and groundwater sampling to verify that the remedial activities were successful and to obtain closure of the site from the state. NAC paid approximately $20,200 of response costs during fiscal 2001. Should additional groundwater remediation be necessary, NAC would allegedly be responsible for its volumetric share of the costs, which costs cannot be estimated at this time. While Owens Corning filed for bankruptcy protection in October 2000, NAC does not believe that the filing will materially change NAC's obligations at the site.

(f) ORGANIC CHEMICAL. In March 1991, NAC received notification that its former Hastings Aluminum Products division was considered to be one of a number of PRPs for wastes present at the Organic Chemical Site located near Grandville, Michigan. In the notice, the EPA requested NAC's voluntary participation in certain remedial actions and, in January 1992, the EPA issued an Administrative Order requiring NAC and approximately 150 other PRPs to perform remediation of operable unit one at the site. A group of PRPs, including NAC, has performed remediation at operable unit one and, in February 2000, a Consent Decree was entered with respect to remediation of operable unit two. NAC did not pay any material amounts with respect to this site in fiscal 2001. Assuming the alternate compliance points demonstration plan is successful, NAC anticipates that its remaining costs at the site will consist of (i) NAC's 1.5% allocated percentage of the total response costs, which are expected to be between $1.0 million and $2.5 million and paid over a number of years, and (ii) NAC's 1.5% allocated percentage of any future EPA oversight costs permitted under the Consent Decree, which NAC estimates to be de minimus. If the demonstration plan is unsuccessful, the estimated costs of active groundwater remediation may be significantly higher.

BULL MOOSE TUBE COMPANY

         In August 1988, we sold all of the outstanding stock of Bull Moose Tube Company to Caparo, Inc. The Stock Purchase Agreement contained an environmental indemnification provision. In March 2001, we were served in a lawsuit Caparo filed against us seeking indemnification for (i) costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, which was remediated under an EPA plan, and (ii) contributions made in connection with soil contamination at the Missouri Electric Works site in Cape Girardeau, Missouri. The lawsuit currently seeks a total of approximately $287,000 in alleged indemnified costs. We believe that we may have one or more valid defenses to the indemnity request, and are defending ourselves in the lawsuit.

FOXMEYER CORPORATION

         In April 1998, the Trustee filed a lawsuit against the five former directors of FoxMeyer in the Delaware Bankruptcy Court (the "Directors Lawsuit"), alleging that the defendants breached their fiduciary duties in connection with the June 19, 1996 dividend of certain assets to us. The defendants have denied liability in the Directors Lawsuit and, in connection with the October 1997 settlement of a separate lawsuit brought by the Trustee against us relating to the dividend, the defendants received covenants not to execute from the Trustee. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the Directors Lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

         In February 2001, United Pacific Insurance Company ("UPIC"), the primary directors liability insurance carrier during the period of time covered by the Directors Lawsuit, filed a declaratory judgment action against us, the five former FoxMeyer directors and the Trustee, seeking a declaration that there is no insurance coverage for the claims in the Directors Lawsuit. UPIC's lawsuit was filed in the United States District Court for the Northern District of Texas. The Trustee also filed a separate lawsuit in the Delaware Bankruptcy Court against us, the five former FoxMeyer directors, UPIC and Gulf Insurance Company, which is our excess directors liability insurance carrier, seeking a declaration that there is insurance coverage for the claims in the Directors Lawsuit. The Trustee added a second claim for relief seeking a declaration that (i) any payments under the insurance policies are property of the FoxMeyer estates, (ii) any payments under the policies pending final adjudication of the Directors Lawsuit constitute a violation of the automatic stay, and (iii) the parties be enjoined from taking any action to dissipate the proceeds of the policies. We have filed answers to both of these lawsuits, and have moved for a judgment on the pleadings with respect to the Trustee's second claim for relief. We are currently paying our own defense costs and the costs of the directors in these lawsuits.

BEN FRANKLIN RETAIL STORES, INC.

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed three lawsuits against us and certain of our and Ben Franklin's current and former officers and directors. We and our officers and directors were subsequently dropped as defendants. In connection with paying our own defense costs, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. In June 2000, the United States Bankruptcy Court for the Northern District of Illinois entered orders in the cases filed by the trustee and certain of Ben Franklin's lenders. The orders denied the plaintiffs' motions to amend their complaints and re-entered Recommendations Upon Remand, which recommended that the cases be dismissed against all of the defendants except for two counts in one case against David Brainard. The plaintiffs in these cases have filed objections to the Recommendations with the District Court. In the third lawsuit, pending in Illinois state court, the court has entered an order dismissing the plaintiffs' fourth amended complaint with prejudice, and the plaintiffs have appealed the court's ruling. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law.

OTHER

         On June 4, 2001, we received a copy of an Order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). Our primary directors and officers' liability insurance carrier for the three-year period ending on or about April 25, 1998 was UPIC, which is a subsidiary of Reliance. The Order states, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance and/or UPIC are stayed and all actions pending against an insured of Reliance and/or UPIC are stayed for at least 60 days. While we have not yet had an opportunity to review and analyze the Order, the Order and the stay may apply to the 1996 Shareholder Litigation, the Directors Lawsuit and two related insurance coverage lawsuits, the Ben Franklin related lawsuits and the third party claims filed in the McKesson Litigation. We cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation.

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

                                     PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Our Class A common stock is traded on the OTC Bulletin Board system. Prior to December 7, 1999, our previously issued $5 par value common stock also traded on the OTC Bulletin Board system. At April 30, 2001, we had 5,568 common stockholders of record. Information concerning the high and low market prices of our common stock and dividends declared for each quarter in the last two fiscal years are shown below. The prices presented are bid prices which represent prices quoted by broker-dealers on the OTC Bulletin Board system and do not necessarily reflect prices from actual transactions.

STOCK PRICES FOR FISCAL 2001 AND 2000

                                                                                              Dividends Declared Per
                                                        Market Price Range                            Share
                                           -------------------------------------------------------------------------
                                              Fiscal 2001                Fiscal 2000
                                           -----------------------------------------------     Fiscal       Fiscal
                                           High          Low          High          Low         2001         2000
                                           --------------------------------------------------------------------------
Common Stock  (Symbol: AVAT)
     1st Quarter                           $ 0.7500    $ 0.5000      $ 1.1875     $ 0.6875       $ 0.00       $ 0.00
     2nd Quarter                             0.6562      0.3750        1.3125       0.9375         0.00         0.00
     3rd Quarter                             0.5625      0.2969        1.3750       0.8125         0.00         0.00
     4th Quarter                             0.4531      0.3594        1.2500       0.6250         0.00         0.00
---------------------------------------------------------------------------------------------------------------------

         While there are no restrictions on the payment of dividends, we do not presently intend to pay any dividends on our common stock. Information about our common stock and our ability to pay dividends are incorporated herein by reference to Notes G and O to the consolidated financial statements contained herein in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary should be read in conjunction with the consolidated financial statements contained herein:

                                       AVATEX CORPORATION AND SUBSIDIARIES
                                  FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA

                                                                                     For the years ended March 31,
(In thousands of dollars,  except per share amounts)                    2001         2000         1999        1998          1997
----------------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF OPERATIONS
      Operating costs                                                $ (3,824)    $ (6,695)   $  (7,326)   $ (11,433)   $  (4,999)
      Other income (expense)                                               13          449       (1,799)     (12,267)      11,878
      Interest and dividend income                                      1,966        2,167        2,052        1,626          972
      Interest expense                                                 (4,986)      (2,081)        (768)      (3,048)      (4,146)
                                                                     -------------------------------------------------------------
      Income (loss) from continuing operations before
           National Steel Corporation ("NSC"), income tax
           provision, equity in income of affiliates and
           minority interest                                           (6,831)      (6,160)      (7,841)     (25,122)       3,705
      NSC net preferred dividend income and loss on settlement              -            -            -      (53,184)       9,620
      Income tax benefit (provision)                                        -            -            -           40      (29,839)
      Equity in income (loss) of affiliates                           (16,311)        (743)       1,270       (3,495)      (5,658)
      Minority interest in results of operations of
         consolidated subsidiaries                                          -            -            -          (10)       2,759
                                                                     -------------------------------------------------------------
      Loss from continuing operations                                 (23,142)      (6,903)      (6,571)     (81,771)     (19,413)
      Discontinued operations                                           2,188        8,131          (16)       4,271     (259,943)
      Extraordinary items                                              13,820          257            -            -            -
                                                                     -------------------------------------------------------------
      Net income (loss)                                                (7,134)       1,485       (6,587)     (77,500)    (279,356)
      Preferred stock dividends                                             -      (20,912)     (28,178)     (25,604)     (19,081)
      Gain on exchange of preferred stock                                   -      225,009           -            -            -
                                                                     -------------------------------------------------------------
      Income (loss) applicable to common stockholders                $ (7,134)    $205,582    $ (34,765)   $(103,104)   $(298,437)
----------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
      Basic and diluted income (loss) per share:
         Income (loss) from continuing operations
           applicable to common stockholders                         $  (1.32)     $  13.59    $  (2.65)   $   (7.78)   $   (2.58)
         Discontinued operations                                         0.12          0.56           -         0.31       (17.41)
         Extraordinary items                                             0.79          0.02           -            -            -
                                                                     -------------------------------------------------------------
         Income (loss) per share                                     $  (0.41)     $  14.17    $  (2.65)   $   (7.47)   $  (19.99)
      Cash dividends per share                                              -             -           -            -            -
      Average number of common shares outstanding
         (in thousands):
         Basic and diluted                                             17,573        14,505      13,102       13,806       14,931
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
      Working capital                                                $ 13,725      $ 19,282    $ 33,220     $ 40,621    $  46,418
      Total assets                                                     52,828        76,546      89,557      119,303      167,167
      Capital expenditures                                                  -            13      12,374        5,593       34,748
      Long-term debt                                                   20,915        20,577       9,001       22,923       27,482
      Redeemable preferred stock                                            -             -     243,169      214,996      189,402
      Stockholders' equity (deficit)                                   20,731        30,842    (177,933)    (141,902)    (113,507)
----------------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL RATIOS
      Current ratio                                                    5.97:1        2.33:1     10.87:1       5.36:1       4.80:1
      Long-term debt as a percent of total capitalization               50.2%         40.0%       12.1%        23.9%        26.6%
----------------------------------------------------------------------------------------------------------------------------------

         The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. SEC regulations require that capitalization ratios also be shown with our former redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 339.7%, 247.8% and 209.8%, respectively, for fiscal years 1999, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 47%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and CLAC, we own approximately 38%, and control 50%, of the membership interests of Chemlink. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

         Under the terms of our October 1997 settlement with the FoxMeyer Bankruptcy Trustee, we were obligated under a promissory note (the "Trustee Note") to pay to the Trustee $8,000 plus interest, which was to be accrued at the prime rate, compounded annually and paid at maturity. The original maturity date of the Trustee Note was October 8, 2000, which was extended to December 8, 2000. The Trustee Note was secured by 1,132,500 shares of Phar-Mor common stock and our 30% interest, up to the greater of $10,000 or the amount owed under the Trustee Note, in any net recovery in certain litigation filed by the Trustee. On December 5, 2000, we entered into a settlement agreement with the Trustee under which we agreed to pay to the Trustee $6,000 in cash, and assign our 30% interest in the litigation to the Trustee, in full satisfaction of the Trustee Note. The maturity date of the Trustee Note was extended pending approval of the settlement by the Bankruptcy Court with jurisdiction over the FoxMeyer bankruptcy case. In January 2001, the Bankruptcy Court approved the settlement and, in February 2001, we paid $6,000 and transferred the 30% litigation interest to the Trustee. Pursuant to the settlement and the Subrogation Agreement dated December 7, 1999, among the Trustee, the indenture trustee of the Avatex Funding, Inc. ("Avatex Funding") 6.75% notes and us, the Trustee delivered the 1,132,500 shares of Phar-Mor common stock to the indenture trustee. These shares represented additional collateral securing the 6.75% notes of Avatex Funding. The difference in the carrying value of the Trustee Note and the $6,000 payment to the Trustee resulted in an extraordinary item, gain from the extinguishment of debt, of $4,551.

         In addition, the extraordinary item for the year ended March 31, 2001 contained $384 in gains realized on the early extinguishment of approximately $2,651 face value of the 6.75% notes issued by our subsidiary, Avatex Funding, that we purchased in the open market for approximately $1,587. The gain represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. Equity in extraordinary item of affiliate represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

         See Notes B and E to the consolidated financial statements for a discussion of our ownership interests, including amounts invested during the current fiscal year.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2001 COMPARED
TO YEAR ENDED MARCH 31, 2000

OPERATING COSTS

         Operating costs including depreciation and amortization decreased $2,871 to $3,824 for the year ended March 31, 2001, compared to $6,695 for the year ended March 31, 2000, primarily as a result of a decrease of $2,719 in expenses related to the Xetava merger and the settlement of certain related lawsuits. In addition, expenses related to payroll, pension expense and insurance were $1,059 less than in the prior year. Other expenses were also $326 less than in the prior year principally due to a settlement of an excise tax dispute. These decreases were offset by $708 in increased legal fees and related costs and $525 less in settlement payments made to us by certain defendants in our lawsuit against McKesson and certain pharmaceutical manufacturers than in the prior year. The increase in legal fees and related costs resulted primarily from additional fees related to the Directors Lawsuit and in pursuing the McKesson Litigation (see "Item 3. Legal Proceedings").

OTHER INCOME (EXPENSE)

         Other income of $13 for the year ended March 31, 2001, related to $3,764 in income consisting primarily of a gain on the sale of equity securities of $3,411 and a gain of $325 on a payment received on an asset sold in a prior fiscal year. This was partially offset by the $3,751 write-down of our investment in Phar-Mor (see Note B to the consolidated financial statements). Other income of $449 for the year ended March 31, 2000 related to $1,676 in income consisting primarily of $576 in gains on the sale of securities, a class action settlement of $484 related to investment transactions in prior years and $550 in payments on assets either sold or written-off in a prior fiscal year. This was partially offset by a $1,077 write-off of the carrying value of our investment in Imagyn Technologies, Inc. ("Imagyn") as a result of the elimination of our equity interest under its Chapter 11 plan of reorganization and a write-down in the carrying value of an investment in a non-public company of $150.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $201 to $1,966 for the year ended March 31, 2001 compared to $2,167 for the year ended March 31, 2000. Interest income decreased $338 and dividend income increased $137. Interest decreased primarily as a result of less cash to invest than in the prior year. Invested cash decreased from approximately $23,352 at March 31, 2000 to approximately $13,666 at March 31, 2001. Dividend income increased as a result of further investments in the preferred stock of certain private companies.

INTEREST EXPENSE

         Interest expense increased $2,905 to $4,986 for the year ended March 31, 2001 compared to $2,081 for the year ended March 31, 2000. Interest expense rose as a result of a $2,840 increase in interest expense on the 6.75% notes issued by Avatex Funding which were outstanding only from December in the prior fiscal year and by an increase of $65 in interest expense primarily related to the Trustee Note due to increases in the prime rate and the effect of compounding prior to its repayment in February 2001.

EQUITY IN INCOME (LOSS) OF AFFILIATES

         Equity in income (loss) decreased $15,568 to a loss of $16,311 for the year ended March 31, 2001 compared to an equity in loss of $743 for the year ended March 31, 2000. The change in equity income (loss) of affili-ates was primarily the result of $15,402 in increased losses at Phar-Mor that was due to declines in operating income and investment results when compared to the prior year. Our equity in investment income earned by Phar-Mor for the year ended March 31, 2001 was $10,494 less than in the prior fiscal year while our equity in operating income was $4,908 less than in the prior year. Investment results were lower principally due to write-downs related to technology investments, primarily for on-line stores, while operating results decreased due to lower sales revenue, higher interest expense and lower profit margins than in the prior year. The remainder of the $166 increase in our equity loss in the current year was primarily a result of our equity in Cyclone's results.

INCOME TAXES

         We recorded no federal income tax provision or benefit for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Income from discontinued operations was $259 for the year ended March 31, 2000. This amount related only to the discontinued real estate segment until its sale in May 1999.

         For the year ended March 31, 2001, the gain on disposal of discontinued operations of $2,188 related to the reduction of certain reserves for contingent liabilities for NAC, whose operations were substantially discontinued prior to fiscal 1991, as these reserves were no longer required. For the year ended March 31, 2000, the $7,872 gain on disposal of discontinued operations includes the gain on the contingent payment received on the fiscal 1997 sale of a discontinued operation of $2,314 and the gain on the disposal of the real estate segment of $5,558, net of taxes.

EXTRAORDINARY ITEM

         Gain on the extinguishment of debt for the year ending March 31, 2001 is comprised of a gain of $4,551 on the settlement of the Trustee Note and a gain of $384 related to the difference in the carrying value and the cost of open market purchases of the 6.75% notes of Avatex Funding during fiscal 2001 (see "Overview" above). The equity in extraordinary item of affiliate for both fiscal 2001 and 2000 represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends of $20,912 were incurred for the year ended March 31, 2000. The preferred stock was eliminated as of December 7, 1999 so there were no dividends incurred in the current fiscal year. This elimination of the preferred stock, as a result of our merger with Xetava, also resulted in a $225,009 gain in the prior fiscal year in connection with the exchange of preferred stock for either our Class A common stock or other consideration.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000 COMPARED
TO YEAR ENDED MARCH 31, 1999

OPERATING COSTS

         Operating costs including depreciation and amortization decreased $631 to $6,695 for the year ended March 31, 2000 compared to $7,326 for the year ended March 31, 1999. The decrease was primarily the result of $1,925 in settlement payments made to us by certain defendants in our lawsuit against McKesson and certain pharmaceutical manufacturers. In addition, we had $267 in lower costs than in the prior year for salaries and benefits and consulting expenses. Compensation costs decreased as a result of two of our officers being separated from our employment at the end of June 1999. These decreases were partially offset by $315 in increased expenses for legal, from higher costs of $1,198 associated with the Xetava merger and from a $48 increase in other expenses. The $315 increase in legal costs resulted primarily from additional work involved in our defending ourselves in our stockholder lawsuits and pursuing our claims against McKesson. The higher costs associated with the merger consisted primarily of $2,000 in settlement and related costs in certain Delaware lawsuits, partially offset by lower costs for consulting and legal expenses related to the merger in fiscal year 2000 as compared to fiscal year 1999.

OTHER INCOME (EXPENSE)

         Other income of $449 for the year ended March 31, 2000 related to $1,676 in income consisting primarily of $576 in gains on the sale of securities, a class action settlement of $484 related to investment transactions in prior years and $550 in payments on assets either sold or written-off in a prior fiscal year. This was partially offset by a $1,077 write-off of the carrying value of our investment in Imagyn as a result of the elimination of our equity interest under its Chapter 11 plan of reorganization and a write-down in the carrying value of an investment in a non-public company of $150. Other expense of $1,799 for the year ended March 31, 1999 related to a $3,386 reduction in the carrying value of certain of our investments, including a $1,795 reduction in the carrying value of Imagyn, partially offset by $1,587 in gains primarily from recoveries on investments which had been written-off in prior years and a payment received on an asset sold in the prior fiscal year.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income increased $115 to $2,167 for the year ended March 31, 2000 compared to $2,052 for the year ended March 31, 1999. Interest income increased $7 and dividend income increased $108. Interest income on cash invested increased $314 primarily due to additional funds available to invest from proceeds from the sale of our discontinued real estate operations and the $5,000 contingent fee payment received on the 1997 sale of a discontinued operation as well as interest on new notes receivable made in the current fiscal year to companies in which we have made equity investments. This income was partially offset by a $307 decrease in interest income earned in the prior year on a receivable that was part of a settlement with NSC, which was paid in full in November 1998. Dividend income increased as a result of further investments in preferred stock of certain private companies.

INTEREST EXPENSE

         Interest expense increased $1,313 to $2,081 for the year ended March 31, 2000 compared to $768 for the year ended March 31, 1999. Interest expense increased primarily as a result of the $1,269 in interest expense on the 6.75% notes issued by Avatex Funding in December 1999 and the impact of compounding on the Trustee Note.

EQUITY IN INCOME (LOSS) OF AFFILIATES

         Equity in income (loss) decreased $2,013 to a loss of $743 for the year ended March 31, 2000 compared to equity in income of $1,270 for the year ended March 31, 1999. The change in equity income (loss) of affiliates was primarily the result of the $1,992 decrease in our equity income in Phar-Mor. The decrease was the result of our equity in Phar-Mor's earnings before investment income, taxes and extraordinary items being $7,595 lower than in the prior year due to lower profit margins and higher overhead and interest expense. Part of this unfavorable variance was caused by Phar-Mor's acquisition and subsequent integration of Pharmhouse Corp.'s stores. This decrease was partially offset by our equity interest in Phar-Mor's investment income before taxes of approximately $4,303 and our interest in their tax benefit of $1,300.

INCOME TAXES

         We recorded no federal income tax provision or benefit for the 2000 or 1999 fiscal years. Any income tax expense or benefit related to the those year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

DISCONTINUED OPERATIONS

         Income from discontinued operations was $259 for the year ended March 31, 2000 compared to a loss of $16 for the year ended March 31, 1999. These amounts related only to the discontinued real estate segment. The results are not comparable as we owned the real estate properties for only two months during fiscal year 2000 compared to the whole year in the prior fiscal year.

          For the year ended March 31, 2000, the $7,872 gain on disposal of discontinued operations includes the gain on the contingent payment received on the fiscal 1997 sale of a discontinued operation of $2,314 and the gain on the disposal of the real estate segment of $5,558, net of taxes.

EXTRAORDINARY ITEM

         The equity in extraordinary item of affiliate of $257 for the year ended March 31, 2000 represented our equity interest in Phar-Mor's extraordinary item from the gain on the early extinguishment of their debt.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends of $20,912 were incurred for the year ended March 31, 2000 compared to $28,178 for the year ended March 31, 1999. The preferred stock was eliminated as of December 7, 1999 as part of the merger with Xetava. The accrual of the cumulative dividend was, therefore, only for a partial period in the 2000 fiscal year. The Xetava merger also resulted in a $225,009 gain in connection with the exchange of preferred stock for either our Class A common stock or other consideration.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had cash and short-term investments of approximately $13,666. During the year ended March 31, 2001, we purchased preferred stock of RAS for $1,011, invested $150 for a 41.5% interest in a new limited liability company that acquired the rights to the "Cyclone Fence" name, made an additional investment in CLAC of $205, invested approximately $81 in HPD and purchased $1,229 in Phar-Mor common stock raising our ownership from 38.4% to 47.1%.

         Our debt consists of the 6.75% notes issued by Avatex Funding in connection with our merger with Xetava. Based on the 6.75% notes outstanding at March 31, 2001, semi-annual cash interest payments are approximately $878, and the remaining principal balance of approximately $26,025 is due in December 2002. Since we have guaranteed the 6.75% notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. In April 2001, we purchased $11,744 face amount of the 6.75% notes for $7,055. This purchase reduced the outstanding balance on the 6.75% notes to approximately $14,281 and resulted in an extraordinary gain on the early extinguishment of debt of $2,476 in the first quarter of fiscal 2002. This will also reduce our semi-annual interest payments by $396. At the same time we purchased the 6.75% notes in April 2001, two of our pension plans also purchased a total of $5,256 face amount of the 6.75% notes for $3,154.

         For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities are uncertain. We will likely be required to fund any cash to be paid by Avatex Funding to its note holders. We expect to receive cash from the collection of receivables, the sale of our investment in HPD, and from interest and dividend income earned on our investments. We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, may continue to invest in publicly and privately held companies.

         We will rely on cash on hand, any excess cash from investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, would have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note O to the consolidated financial statements for a discussion of our ability to continue as a going concern and management's plans addressing those issues.

                                      OTHER

         We have approximately $1,218 in reserves in connection with environmental claims relating to businesses that were disposed of or discontinued (see Note L to the consolidated financial statements and "Item
3. Legal Proceedings"). During fiscal 2001, we paid approximately $59 with respect to environmental claims and related legal fees.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. We do not believe the impact from the adoption of SFAS No. 133 will be material.

         FASB also issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in September 2000. SFAS No. 140 replaced SFAS No. 125 and is effective for events occurring after March 31, 2001. We believe that the adoption of SFAS No. 140 will not have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is in the fluctuation in the fair or market value of its available for sale securities. These are primarily long-term investments whose ultimate value depends on the success of the investee in developing and selling its products or technologies. Therefore, the change in the value of these securities due to changes in current interest rates is not considered material. The Company also holds short-term cash investments which are subject to interest rate risk. Because of the very short-term nature of these investments, the risk to the fair value of these investments is not considered material although there is cash flow exposure if rates significantly change.

On Balance Sheet Financial Instruments for the fiscal year ended March 31, 2001 (in thousands except for interest rates):

                                                  Expected maturity date
                        -------------------------------------------------------------------------                  Fair
                             2002         2003          2004          2005      2006      Thereafter     Total     Value (3)
                        -----------------------------------------------------------------------------------------------------
Assets
Securities available
  for sale (1)
-----------------------------------------------------------------------------------------------------------------------------
    Fixed Rate             $   -         $   -         $   -       $   -       $4,438        $1,644     $ 6,082      $ 6,082
-----------------------------------------------------------------------------------------------------------------------------
 Average interest
       rate                    -             -             -           -        12.0%         15.0%       12.5%

-----------------------------------------------------------------------------------------------------------------------------
Liabilities
Long-term debt (2)
-----------------------------------------------------------------------------------------------------------------------------
    Fixed Rate             $   -         $  20,915     $   -       $    -      $    -        $    -     $20,915      $20,915
-----------------------------------------------------------------------------------------------------------------------------
 Average inter-
       est rate                -             21.0%         -            -           -             -      21.0%
-----------------------------------------------------------------------------------------------------------------------------

(1) Maturities of redeemable preferred stock and debentures available for sale were based on the first redemption date available to us. We also hold investments in various other available for sale equity securities and are subject to price risk arising from ownership of these investments. The market value of these securities at March 31, 2001 was $4.

(2) Maturities were based on debt agreements with no redemption prior to actual maturity being assumed.

(3) Fair value is based on the estimated current market value for redeemable preferred stock and debentures issued by similar companies and on borrowing rates currently available for debt instruments with similar terms and maturities.

On Balance Sheet Financial Instruments for the fiscal year ended March 31, 2000 (in thousands except for interest rates):

                                              Expected maturity date
                        -------------------------------------------------------------------------              Fair
                          2001         2002        2003        2004         2005      Thereafter     Total     Value (3)
                        --------------------------------------------------------------------------------------------------
Assets
Securities available
  for sale (4)
--------------------------------------------------------------------------------------------------------------------------
    Fixed Rate            $   -       $   -      $   -       $   -       $ 1,401       $ 1,479     $ 2,880      $ 2,880
--------------------------------------------------------------------------------------------------------------------------
 Average interest
       rate                   -           -          -           -         10.0%         14.9%       12.3%
--------------------------------------------------------------------------------------------------------------------------

Liabilities
Long-term debt (5)
--------------------------------------------------------------------------------------------------------------------------
    Fixed Rate           $    -       $   -       $20,577    $    -      $    -        $    -      $20,577       $20,577
--------------------------------------------------------------------------------------------------------------------------
 Average interest
       rate                   -           -         21.0%         -           -             -        21.0%
--------------------------------------------------------------------------------------------------------------------------
  Variable Rate          $9,745       $   -       $  -       $    -      $    -        $    -      $ 9,745       $ 9,555
--------------------------------------------------------------------------------------------------------------------------
 Average interest
       rate                9.0%           -          -            -           -             -         9.0%
--------------------------------------------------------------------------------------------------------------------------

(4) Maturities of redeemable preferred stock and debentures available for sale were based on the first redemption date available to us. We also hold investments in various other available for sale equity securities and are subject to price risk arising from ownership of these investments. The market value of these securities at March 31, 2000 was $7.6 million.

(5) Maturities were based on debt agreements with no redemption prior to actual maturity being assumed. Variable rates were based on rates in effect on March 31, 2000. Actual rates in the future could vary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements


                                                                                                              Page
Independent Auditors' Report                                                                                   20


Consolidated Statements of Operations - For the Three Years Ended March 31, 2001                               21


Consolidated Balance Sheets  -  March 31, 2001 and 2000                                                        22


Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) - For the Three
Years Ended March 31, 2001                                                                                     23


Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 2001                               24


Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 2001                          25



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Avatex Corporation
Dallas, Texas


         We have audited the accompanying consolidated balance sheets of Avatex Corporation and subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avatex Corporation and subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company's recurring losses from operations and pending litigation raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP
Dallas, Texas
May 11, 2001
(except the ninth paragraph of Note L,
   which is as of June 4, 2001)

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the years ended March 31,
(in thousands, except per share amounts)                             2001                2000               1999
-------------------------------------------------------------------------------------------------------------------
OPERATING COSTS
       General and administrative costs                            $  3,799           $  6,659           $  7,283
       Depreciation and amortization                                     25                 36                 43
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                (3,824)            (6,695)            (7,326)
OTHER INCOME (EXPENSE)                                                   13                449             (1,799)
INTEREST AND DIVIDEND INCOME                                          1,966              2,167              2,052
INTEREST EXPENSE                                                     (4,986)            (2,081)              (768)
-------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME (LOSS)
    OF AFFILIATES                                                    (6,831)            (6,160)            (7,841)
Equity in income (loss) of affiliates                               (16,311)              (743)             1,270
-------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                     (23,142)            (6,903)            (6,571)
DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations, net of tax                -                259                (16)
    Gain on disposal of discontinued operations, net of tax           2,188              7,872                  -
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                            (20,954)             1,228             (6,587)
EXTRAORDINARY ITEMS:
    Gain on extinguishment of debt                                    4,935                  -                  -
    Equity in extraordinary item of affiliate                         8,885                257                  -
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    (7,134)             1,485             (6,587)
Preferred stock dividends                                                 -             20,912             28,178
Gain on exchange of preferred stock in connection with merger
    with Xetava Corporation                                               -            225,009                  -
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                    $ (7,134)          $205,582           $(34,765)
-------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
    Income (loss) from continuing operations applicable to
         common stockholders                                       $  (1.32)          $  13.59           $  (2.65)
    Discontinued operations                                            0.12               0.56                  -
    Extraordinary items                                                0.79               0.02                  -
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS          $  (0.41)          $  14.17           $  (2.65)
-------------------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          17,573             14,505             13,102
-------------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          March 31,
(in thousands of dollars)                                                                        2001                 2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
        Cash and short-term investments                                                      $  13,666             $  10,754
        Receivables, less allowance for possible losses of $47
          in 2001 and in 2000                                                                      364                 2,374
        Other current assets                                                                     2,459                20,614
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                            16,489                33,742
INVESTMENT IN AFFILIATES                                                                        14,037                24,577
PROPERTY AND EQUIPMENT                                                                             163                   172
        Less accumulated depreciation and amortization                                             112                    96
------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                          51                    76

OTHER ASSETS                                                                                    22,251                18,151
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $  52,828             $  76,546
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                                     $     960             $   1,698
        Other accrued liabilities                                                                1,196                 2,307
        Salaries, wages and employee benefits                                                      608                   710
        Long-term debt due within one year                                                           -                 9,745
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        2,764                14,460
LONG-TERM DEBT                                                                                  20,915                20,577
OTHER LONG-TERM LIABILITIES                                                                      8,418                10,667
COMMITMENTS AND CONTINGENCIES                                                                        -                     -
STOCKHOLDERS' EQUITY
        Class A common stock $0.01 par value; authorized 50,000,000 shares;
           issued 19,637,360 shares in 2001 and 2000                                               196                   196
        Capital in excess of par value                                                         193,170               193,170
        Accumulated other comprehensive income (loss)                                              (61)                1,982
        Accumulated deficit                                                                   (167,519)             (160,385)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                25,786                34,963
        Less: equity in cost of common stock of the Corporation held by Phar-Mor, Inc.          (5,055)               (4,121)
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      20,731                30,842
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  52,828             $  76,546
==============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)




                                                                                ACCUMULATED                    COMMON
                                                                  CAPITAL IN       OTHER                        STOCK
                                                                  EXCESS OF    COMPREHENSIVE                   HELD BY
                                                         COMMON      PAR           INCOME       ACCUMULATED   PHAR-MOR,
(IN THOUSANDS OF DOLLARS)                                STOCK      VALUE          (LOSS)         DEFICIT       INC.         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                              $ 69,032   $ 119,100     $   1,168      $ (331,202)     $   -      $(141,902)
   Components of comprehensive income (loss):
   Net loss                                                                                        (6,587)                   (6,587)
   Net unrealized holding gain on securities                                          652                                       652
                                                                                                                           ---------
        Comprehensive loss                                                                                                   (5,935)

   Dividends in arrears on Convertible Preferred
      and Series A Preferred                                                                      (25,268)                  (25,268)
   Amortization of discount on Series A Preferred                                                  (2,910)                   (2,910)
   Conversion of preferred stock                                          3                                                       3
   Equity in cost of common stock of the Corporation
      held by Phar-Mor, Inc.                                                                                    (1,921)      (1,921)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                69,032     119,103         1,820        (365,967)      (1,921)    (177,933)
   Components of comprehensive income (loss):
   Net income                                                                                       1,485                     1,485
   Net unrealized holding gain on securities                                          162                                       162
                                                                                                                           ---------
        Comprehensive income                                                                                                  1,647
   Cancellation of old common stock
      reissued as Class A common stock                  (68,894)     68,894                                                       -
   Dividends in arrears on Convertible Preferred
      and Series A Preferred                                                                      (18,649)                  (18,649)
   Amortization of discount on Series A Preferred                                                  (2,263)                   (2,263)
   New Class A common stock issued in exchange for
      preferred stock in merger with Xetava Corporation      58       4,315                                                   4,373
   Value of warrants issued in merger with Xetava
      Corporation                                                       858                                                     858
   Gain on exchange of preferred stock in merger with
      Xetava Corporation                                                                          225,009                   225,009
   Equity in cost of common stock of the Corporation
        held by Phar-Mor, Inc.                                                                                  (2,200)      (2,200)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                                   196     193,170         1,982        (160,385)      (4,121)      30,842
   Components of comprehensive income (loss):
   Net loss                                                                                        (7,134)                   (7,134)
   Net unrealized holding loss on securities                                       (2,034)                                   (2,034)
   Additional minimum pension liability                                                (9)                                       (9)
                                                                                                                           ---------
        Comprehensive loss                                                                                                   (9,177)
   Equity in cost of common stock of the Corporation
      held by Phar-Mor, Inc.                                                                                      (934)        (934)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                               $   196   $ 193,170      $    (61)     $ (167,519)    $ (5,055)    $ 20,731
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 AVATEX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED MARCH 31,
(IN THOUSANDS OF DOLLARS)                                                       2001               2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $  (7,134)           $  1,485           $  (6,587)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES:
      Equity in loss (income) of affiliates                                      7,426                 486              (1,270)
      Depreciation and amortization                                                 25                  36                  43
      Loss (gain) on investments                                                    15                 (77)              1,755
      Other non-cash charges (credits)                                           1,102                 (75)               (892)
      Gain on disposal of discontinued operations                               (2,188)             (7,872)                  -
      Extraordinary item, gain on extinguishment of debt                        (4,935)                  -                   -
      Depreciation and amortization,  provision for losses on accounts
         receivable and other items related to discontinued operations              -                    -               1,239
      Cash provided (used) by working capital items, net of acquisitions:
         Receivables                                                                86               4,991               9,308
         Other assets                                                           11,793             (13,157)                 52
         Accounts payable and accrued liabilities                               (2,345)             (1,055)             (5,728)
      Other                                                                          -                  31                  20
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 3,845             (15,207)             (2,060)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Reduction in cash from reclassification to discontinued operations             -                   -                (834)
      Purchase of property, plant and equipment                                      -                 (13)            (12,374)
      Purchase of investments                                                   (2,676)             (2,041)             (5,004)
      Proceeds from the disposition of investments                               9,330              14,774               3,011
      Other                                                                          -                   2                 (38)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 6,654              12,722             (15,239)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of long-term debt                                   -                   -              11,055
      Debt repayments                                                           (6,000)                  -                (489)
      Debt issuance costs                                                            -                   -                (101)
      Debt repurchases on open market                                           (1,587)                  -                   -
      Cash paid to preferred stockholders and certain other
         parties in the merger with Xetava Corporation                               -             (13,920)                 -
      Dividends paid to minority interest                                            -                   -                (200)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                (7,587)            (13,920)             10,265
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                       2,912             (16,405)             (7,034)
      Cash and short-term investments, beginning of year                        10,754              27,159              34,193
---------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                  $ 13,666            $ 10,754            $ 27,159
=================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2001


NOTE A - SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 47%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and our 41%-owned affiliate, Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38%, and control 50%, of the membership interests of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

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

         These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note O for a discussion of our ability to continue as a going concern and our plans addressing those issues.

CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments having a maturity of three months or less at the time of purchase and are recorded at cost. At March 31, 2000, we also had $12.6 million in other cash investments, with an initial maturity greater than three months, which were carried in "Other current assets". These short-term cash investments and other cash investments may subject us to a concentration of credit risk. To lessen this risk, we placed substantially all of our cash investments with major financial institutions and diversified money market mutual funds.

INVESTMENTS: Our investments in debt securities, and in equity securities that have a readily determinable fair value, are classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at its acquisition date and is reviewed periodically. Unrealized gains or losses result from the difference in the fair market value and the cost of securities. For securities classified as available for sale, unrealized gains or losses are shown as a component of our stockholders' equity. For trading securities, the unrealized gains or losses are reported in the results of operations as "other income (expense)". We periodically review our investments, including those investments accounted for under the equity method of accounting, where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the carrying value of the security is written-down to fair value. The amount of any write-down would be included in "other income (expense)" as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Notes B and E.

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

         Property and equipment consisted of the following (in thousands of dollars):

                                                              MARCH 31,
                                                          2001          2000
          --------------------------------------------------------------------
          Leasehold improvements                          $  15       $    15
          Equipment and furniture                           148           157
          --------------------------------------------------------------------
               Total property and equipment               $ 163       $   172
          ====================================================================

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

STOCK-BASED COMPENSATION: As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", we have continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation costs were recognized in connection with our stock option plans (see Note H).

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) is the change in the equity of a business enterprise during a period from transactions and other events from nonowner sources. Changes in balances of items that are reported directly in a separate component of stockholders' equity (foreign currency translation adjustments, unrealized gains and losses, certain hedging transactions and minimum pension liability adjustments) are added or subtracted from net income (loss) to arrive at comprehensive income (loss).

The details of other comprehensive income (loss) are as follows (amounts in thousands):

                                                                                  For the years ended March 31,
                                                                               2001           2000           1999
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
Unrealized gains on securities                                            $   1,377         $  738         $  685
Reclassification adjustment for gains included in net income (loss)          (3,411)          (576)           (33)
-------------------------------------------------------------------------------------------------------------------
      Net unrealized gains (losses)                                          (2,034)           162            652
Minimum pension liability adjustment                                             (9)             -              -
-------------------------------------------------------------------------------------------------------------------
      Total other comprehensive income (loss)                              $ (2,043)        $  162         $  652
-------------------------------------------------------------------------------------------------------------------

         Accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit) consisted of unrealized gains (losses) on securities of $(52) in 2001, $1,982 in 2000 and $1,820 in 1999
and a minimum pension liability charge of $(9) in 2001.

         As a result of our income tax position (see Note K), income tax provisions (benefits) were not allocated to any of the components of other comprehensive income (loss) for the three years ended March 31, 2001.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: In December 1999, Phar-Mor acquired 2,862,400 shares of our common stock at a cost of $5.7 million. Additionally, during fiscal 1999, Phar-Mor acquired 2,086,200 shares of our common stock through open market transactions at a cost of approximately $5.0 million. As a result of these purchases, Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of $5.1 million at March 31, 2001 (the equivalent of 2,332,241 shares of our common stock) and $4.1 million at March 31, 2000 (the equivalent of 1,900,263 shares of our common stock). The reduction was equal to our 47.1% and 38.4% ownership interests, respectively, in the cost of our common stock held by Phar-Mor. In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,064,105 shares in 2001, 1,149,469 shares in 2000 and 704,340 shares in 1999. The reduction was equal to the percentage of our ownership interest in our common stock since its acquisition by Phar-Mor.

RECLASSIFICATIONS: Certain previously reported amounts were reclassified to conform to current year presentations.

INCOME (LOSS) PER SHARE: The amounts used in the calculation of income (loss) per share from continuing operations were as follows (amounts in thousands, except per share amounts):

                                                                             For the years ended March 31,
                                                                             2001             2000          1999
--------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                       $   (23,142)    $     (6,903)      $  (6,571)
Add gain on exchange of preferred stock in connection with
     merger with Xetava Corporation                                             -          225,009              -
Deduct dividends on preferred shares                                            -           20,912         28,178
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations applicable to common
     stockholders for BASIC earnings per share                            (23,142)         197,194        (34,749)
Effect of dilutive securities:
     Dividends on convertible preferred shares were anti-dilutive
          until their cancellation on December 7, 1999                          -                -              -
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations applicable to common
     stockholders for DILUTED earnings per share                        $ (23,142)       $ 197,194      $ (34,749)
--------------------------------------------------------------------------------------------------------------------
Shares
Weighted average number of common shares outstanding
     for calculation of BASIC earnings per share                           17,573           14,505         13,102
Conversion of preferred stock, unless anti-dilutive                             -                -              -
Warrants to purchase common stock, unless anti-dilutive                         -                -              -
Outstanding options, unless anti-dilutive                                       -                -              -
--------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
     for calculation of DILUTED earnings per share                         17,573           14,505         13,102
--------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations:
     Basic                                                                ( $1.32)         $ 13.59        $ (2.65)
     Diluted                                                              ( $1.32)         $ 13.59        $ (2.65)
--------------------------------------------------------------------------------------------------------------------

         Options to purchase approximately 3.9 million shares of common stock each at March 31, 2001, 2000 and 1999 were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Conversion of our former convertible preferred stock, until its cancellation on

December 7, 1999, was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were issued on December 7, 1999. These warrants were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the warrants.

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

NEWLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. Therefore, we will be required to adopt SFAS No. 133 for our fiscal year beginning April 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial condition or results of operations.

         The FASB also issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in September 2000. SFAS No. 140 replaced SFAS No. 125 and is effective for events occurring after March 31, 2001. We believe that the adoption of SFAS No. 140 will not have a material impact on our financial condition or results of operations.

NOTE B - EQUITY INVESTMENTS AND DISCONTINUED OPERATIONS

PHAR-MOR, INC.

         Since September 1995, we have been acquiring Phar-Mor common stock. Phar-Mor operates a chain of 139 discount retail drugstores in 24 states, under the names "Phar-Mor", "Pharmhouse" and "The Rx Place", devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. We account for our investment in Phar-Mor's common stock using the equity method of accounting.

         We purchased an additional 1,065,000 shares of Phar-Mor common stock in the open market during the year ended March 31, 2001 for approximately $1.2 million, which brought our ownership to 5,769,033 shares or approximately 47.1% of Phar-Mor's outstanding shares at March 31, 2001 compared to 4,704,033 shares or 38.4% at March 31, 2000. We have pledged 4,704,033 of our Phar-Mor shares as collateral for our long-term debt (see Note F). As a result of the increase in our equity ownership, the amount and number of shares of our common stock held by Phar-Mor that are considered treasury stock have also increased (see Note A).

         At September 30, 2000, as a result of continuing operating losses at Phar-Mor, the significant reduction in the value of their internet investments, and the continuing decline in their per share market price, we reviewed the carrying value of our investment in Phar-Mor to determine if there has been an other than temporary decline in the value of that investment. Based on information available to us about Phar-Mor's current and future operations and information gathered about similar companies, management believed that there was such a decline in value during the three months ended September 30, 2000 and arrived at an estimated fair value for our investment in Phar-Mor of $9.9 million as of September 30, 2000. We recognized a loss of $3.7 million in "Other income (expense)" in the consolidated statements of operations to reduce our carrying value to $9.9 million.

          With the results of operations and additional investments made in Phar-Mor's common stock since September 30, 2000, the carrying value of Phar-Mor on our books at March 31, 2001 was $11.6 million or $2.00 per share of Phar-Mor common stock we owned. This amount is less than our estimate of Phar-Mor's tangible book value at March 31, 2001, and management believes, therefore, that the carrying value approximates fair value. The market value of our investment, based on Phar-Mor's closing price at March 30, 2001, of $0.875 on the NASDAQ National Market, is approximately $5.0 million.

         Summarized unaudited financial information for Phar-Mor was as follows for the three years ended March 31, 2001 (in thousands of dollars):

                                                                52 Weeks        53 Weeks       52 Weeks
                                                                 Ended            Ended         Ended
                                                                March 31,        April 1,      March 27,
Condensed Statements of Operations                                2001             2000          1999
-----------------------------------------------------------------------------------------------------------
Net sales                                                     $ 1,265,869     $ 1,326,119    $ 1,132,317
Operating earnings (loss)                                          (9,093)          7,007         21,958
Extraordinary item, gain on extinguishment of debt                 20,178             670              -
Net income (loss)                                                 (17,400)           (719)         4,077
-----------------------------------------------------------------------------------------------------------

Note: The net loss for the 52 weeks ending March 31, 2001 and the 53 weeks ending April 1, 2000 included $759 in income and a $281 loss, respectively, related to Phar-Mor's investment in us.

                                                   March 31,         April 1,
   Condensed Balance Sheets                          2001              2000
  ----------------------------------------------------------------------------
   Current assets                                  $ 244,016        $ 267,006
   Property and equipment                             82,066           92,757
   Other assets                                       39,335           57,450
  ----------------------------------------------------------------------------
   Total assets                                    $ 365,417        $ 417,213
  ----------------------------------------------------------------------------

   Current liabilities                             $ 120,485        $ 144,439
   Long-term obligations                             182,552          192,705
   Stockholders' equity                               62,380           80,069
  ----------------------------------------------------------------------------
   Total liabilities and stockholders' equity      $ 365,417        $ 417,213
  ============================================================================

         Our equity percentage ownership in the extraordinary item for Phar-Mor relating to the early extinguishment of their debt is shown in our statement of operations as "Equity in extraordinary item of affiliate." The extraordinary item for the 2000 fiscal year was considered immaterial and was originally shown in "Equity in income (loss) of affiliates" but has been reclassified to conform to the current year presentation.

CHEMLINK ACQUISITION COMPANY, LLC

         We account for our 41.1% interest in CLAC, a Delaware limited liability company, and CLAC accounts for its 50.0% interest in Chemlink, using the equity method of accounting. CLAC has no investments or business other than its investment in Chemlink. In addition, Phar-Mor has a 35.8% interest in CLAC. Therefore, our combined ownership interest in Chemlink is approximately 38.4%; however, we effectively control 50% of the membership interests in Chemlink. In March and December 1998, we invested a total of $3.0 million to acquire our 41.1% interest in CLAC which in turn acquired its 50.0% interest in Chemlink for $7.2 million. In addition to the original investments by CLAC, investments of approximately $0.5 million each were made in Chemlink by CLAC in 2000 and in 2001. In 2000, CLAC also contributed approximately $0.1 million of indebtedness owed to CLAC by

Chemlink. The additional investments in 2000 and 2001 did not change CLAC's 50.0% ownership percentage in Chemlink. In May 2001, CLAC invested an additional $0.8 million in Chemlink in exchange for a Series B membership interest that entitles CLAC to a preferred return. In addition to our original investment of $3.0 million in CLAC for our 41.1% interest, we invested approximately $0.2 million each in 2000 and 2001. The additional investments did not change our ownership percentage in CLAC. In May 2001, we made an additional investment of $0.6 million in CLAC in exchange for a Series B membership that entitles us to a preferred return. We also loaned directly to Chemlink approximately $0.3 million in March through May 2001 all of which was repaid in May 2001.

         Chemlink is an Atlanta-based company which is principally engaged in the development, manufacture and distribution of proprietary effervescent tablet and granule formulations for use in cleaning, disinfecting and sterilization applications.

         Our equity investment in CLAC had a carrying value of $2.4 million at March 31, 2001. In addition, we have a consulting contract with Chemlink to provide certain management services. Chemlink currently owes approximately $0.1 million under the consulting contract for which we have not been paid.

         The acquisitions of the equity interests in Chemlink by CLAC were accounted for by the purchase method of accounting. The $6.6 million difference between CLAC's purchase price and the net book value of Chemlink's assets acquired less liabilities assumed was allocated to patents controlled by Chemlink. The amount allocated to the patents is currently $5.7 million and is being amortized to expense over the patents' average remaining life of 14 years. Summarized unaudited statements of operations for the three years ended March 31, 2001 and balance sheets as of March 31, 2001 and 2000 for Chemlink, excluding our purchase adjustments, are as follows (in thousands of dollars):

                                                      For the years ended March 31,
 Condensed Statements of Operations                2001            2000           1999
---------------------------------------------------------------------------------------
 Net sales                                       $   563          $ 891        $   538
 Operating income                                    450            652            439
 Net loss                                         (1,162)          (929)        (1,037)
---------------------------------------------------------------------------------------

                                                 March 31,       March 31,
 Condensed Balance Sheets                          2001            2000
---------------------------------------------------------------------------
 Current assets                                    $  51          $ 441
 Property and equipment                              182            148
 Other assets                                        213            123
---------------------------------------------------------------------------
 Total assets                                      $ 446          $ 712
---------------------------------------------------------------------------

 Current liabilities                               $ 304           $ 209
 Long-term debt                                        -              29
 Stockholders' equity                                142             474
---------------------------------------------------------------------------
 Total liabilities and stockholders' equity        $ 446           $ 712
===========================================================================

CYCLONE ACQUISITION COMPANY, LLC ("CYCLONE")

         In May 2000, we invested approximately $0.2 million to acquire a 41.5% interest in a Delaware limited liability company, Cyclone, which acquired the rights to the "Cyclone Fence" name from Cyclone, Inc. at a cost of $0.3 million. Cyclone is attempting to license the "Cyclone Fence" name to fence retailers. After initial attempts to license the name to large home improvement retailers were unsuccessful, we wrote off our investment in Cyclone. There may, however, be further attempts to license to others.

DISCONTINUED OPERATIONS

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

         Certain subsidiaries of ours were controlling partners in various limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. On May 12, 1999, we announced that we had entered into an agreement to sell our interests in our three remaining real estate developments. On May 27, 1999, one property was sold to a third party and our interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, we received $11.4 million in cash and a one-year, $0.6 million secured note. We recognized a gain on the disposal of discontinued operations on these transactions of approximately $6.2 million ($5.6 million net of taxes). We also recognized income from discontinued operations of $0.3 million, which represents the results of operations of the three properties until their sale on May 27, 1999. Revenues for the real estate segment for the period from April 1, 1999 to the sale in May 1999 were $2.8 million compared to revenues for the year ended March 31, 1999 of $10.5 million. Income taxes related to discontinued operations in 2000 and 1999 were immaterial.

         In addition, during 2001, we reduced by approximately $2.2 million certain reserves for contingent liabilities related to our wholly-owned subsidiary, National Aluminum Corporation ("NAC"), as these reserves were no longer required. NAC's operations were substantially discontinued prior to fiscal 1991.

NOTE C - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                           For the years ended March 31,
                                                                          2001         2000          1999
 -----------------------------------------------------------------------------------------------------------
  Interest paid                                                         $ 1,896      $     349     $  1,590
  Income taxes paid                                                           -            619           36
  Non-cash transactions:
       Note receivable converted into equity investment                   1,945              -            -
       Note received on sale of other investments                             -            600            -
       Reduction in book value of redeemable preferred stock                  -        264,082            -
       Value of common stock and warrants issued in Xetava merger             -          5,231            -
       Value of long-term debt issued in Xetava merger                        -         19,922            -
       Cumulative dividends accrued but not paid                              -         18,649       25,268
 ===========================================================================================================

         The following supplemental information is provided for other long-term assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

                                                                              March 31,
                                                                         2001           2000
-----------------------------------------------------------------------------------------------
Other assets:
     Prepaid pension cost                                              $ 14,183       $ 12,358
     Securities available for sale                                        4,304          2,880
     Other investments, at cost                                           1,288          1,288
     Other                                                                2,476          1,625
-----------------------------------------------------------------------------------------------
          Total                                                        $ 22,251       $ 18,151
===============================================================================================




                                                                              March 31,
                                                                         2001           2000
-----------------------------------------------------------------------------------------------

Other accrued liabilities:
     Accrued interest payable                                          $    517       $    613
     Reserve for settlement of lawsuit                                        -            875
     Liabilities related to discontinued operations                         428            433
     Other                                                                  251            386
-----------------------------------------------------------------------------------------------
          Total                                                        $  1,196       $  2,307
===============================================================================================

Other long-term liabilities:
     Pension and postretirement benefits                               $  4,812       $  4,862
     Environmental liabilities                                            1,153          1,134
     Liabilities related to discontinued operations                         453          2,611
     Other                                                                2,000          2,060
-----------------------------------------------------------------------------------------------
          Total                                                        $  8,418       $ 10,667
===============================================================================================


NOTE D - OTHER INCOME (EXPENSE)

         In 2001, other income related primarily to a gain on the sale of equity securities of $3.4 million and a gain of $0.3 million on a payment received on an asset sold in a prior fiscal year, offset by the $3.7 million write-down of our investment in Phar-Mor to its estimated fair value during the quarter ended September 30, 2000 (see Note B).

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

         In 1999, other expense was a loss of $1.8 million which consisted of a $3.4 million reduction in the carrying value of certain of our investments, including a $1.8 million reduction in the carrying value of Imagyn, partially offset by $1.6 million in gains primarily from recoveries on investments which had been written-off in prior fiscal years and a payment received on an asset sold in the prior fiscal year.

NOTE E - INVESTMENTS

         Our investments in debt securities, and in equity securities that have a readily determinable market value, were classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities were as follows (in thousands of dollars):

                                                    March 31,
                                                2001        2000
   ----------------------------------------------------------------
    Carrying value                            $ 6,086     $ 10,456
    Unrealized gains                                4        1,982
    Unrealized losses                              56            -
   ================================================================

         Available for sale securities included $4.3 million and $2.9 million in "Other assets" at March 31, 2001 and March 31, 2000, respectively, and $1.8 million and $7.6 million in "Other current assets" at March 31, 2001 and March 31, 2000, respectively, depending on the securities' expected holding period.

         The gross proceeds and realized gains and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities were as follows (in thousands of dollars):

                                                        For the years ended March 31,
                                                        2001        2000        1999
  --------------------------------------------------------------------------------------
   Available for sale securities:
        Proceeds from sales                           $ 9,005      $ 2,646     $ 1,413
        Realized gains                                  3,411          576          33
        Realized losses                                     -            -           -
        Net unrealized gains (losses)                  (2,034)         162         652
   Trading securities:
        Net unrealized losses included in net income        -       (1,077)     (1,795)
  ======================================================================================

         Included in the available for sale securities at March 31, 2001 are our investments in the redeemable preferred stock of RAS Holding Corp. ("RAS"), iLife Systems, Inc. ("iLife") and HPD Holdings Corp. ("HPD"). In addition, we have made an investment in convertible equity securities of iLife which are not included in available for sale securities as there is no readily determinable market value for this company. A discussion of these significant investments follows.

RAS HOLDING CORP.

         In April 1998, we invested in RAS by purchasing Series B convertible preferred stock ("Series B Preferred"). In July 1998 and February 1999, we made additional purchases of the Series B Preferred after RAS met certain performance goals. Our total investment was approximately $1.4 million. We also received two-year warrants which were exercised in April 2000 to purchase additional Series B Preferred for approximately $0.9 million. In addition, we purchased additional Series B Preferred shares from other investors for less than $0.1 million during fiscal 2001. On a fully-diluted basis, assuming the exercise of all convertible preferred stock, warrants and options outstanding, we would own approximately 13.4% of the common stock of RAS

         RAS is a privately-held company that, through its wholly-owned subsidiary Presby Corp., has developed a surgical technique called the Surgical Reversal of Presbyopia ("SRP"), which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia. Presbyopia is, in general, the loss of the human eye's ability to focus at near distances due to aging, resulting in the need for reading glasses or bifocals. RAS is in the process of marketing the SEBs in certain international markets where the SEB has received regulatory approval. We have been advised that RAS has completed the surgical procedures required for its Phase I clinical trials and is seeking approval from the FDA to begin its SRP Phase II clinical trials in the United States. However, the final outcomes of the trials and achieving commercial success of the technique are each highly uncertain. In addition, RAS has advised us that an Investigational Device Exemption has been filed with the FDA to allow clinical trials in the United States for use of the SEBs to treat certain forms of glaucoma. Similar studies related to the treatment of presbyopia and glaucoma have begun in Canada.

         Our Series B Preferred has voting rights equivalent to the common stock of RAS and accrues dividends at 12% per annum (10% prior to January 1, 2001) less 85% of any amounts paid to RAS Service Co, LP ("RAS Service") as described below. The accrued dividends on the Series B Preferred did not have to be paid in cash until October 31, 2000 when the total unpaid amount would have been due. In June 2000, we amended the Series B Preferred certificate of designation to defer the cash payment period to the last day of the month following December 2001 (or in quarterly increments from that date to the last day of the month following September 2002 at the option of RAS). In addition, during fiscal 2001 the number of shares of common stock into which each Series B Preferred is convertible was changed from 2.1:1 to 2.52:1 as a result of RAS not meeting certain goals set forth in the certificate of designation.

         RAS Service is a limited partnership whose partners were the original owners of the Series B Preferred and another partnership that included certain principals in RAS. RAS Service has a service contract with RAS under which it provides advisory and consulting services to RAS and receives the lesser of $20 per SEB sold or 5% of the net sales price of each SEB after commissions (calculated on a quarterly basis) for providing these services. Of the revenue recognized by RAS Service, 85% is payable to the Series B Preferred partners and 15% is payable to the other partner. The dividend on the Series B Preferred is reduced, but not below zero, by the 85% of the revenues due the Series B Preferred partners. A subsidiary of ours is the general partner of RAS Service and receives approximately the first $15 thousand of fees due to the Series B Preferred partners. The remainder of the fees earned by the Series B Preferred partners are split among the partners based on their original investment in the Series B Preferred. Payment of the fees by RAS to RAS Service were deferred until the last day of the month following September 30, 2000. In June 2000, we amended the service agreement to defer payment of the fees until the last day of the month following December 31, 2001 (or in quarterly increments from that date that matches the Series B Preferred deferral date). The amendment also extended the life of the service contract from December 31, 2004 to March 31, 2006 (or in quarterly increments to December 31, 2006 that match the change in the Series B Preferred deferral date).

         Our investment in RAS was carried at $2.8 million and $1.6 million, at March 31, 2001 and 2000, respectively. We also license office space at our Dallas, Texas office to RAS and receive a consulting fee to provide certain management services to RAS.

iLIFE SYSTEMS, INC.

         iLife is a privately held corporation that develops and markets personal health and safety monitors. iLife indicated to us that they have approximately twenty patents issued, pending, or in process for reliable, electrode-free, non-invasive methods for detecting and analyzing breathing, heart rate and body motions as well as methods for microwatt wireless transmission, for digital data recording and for electrode-free, infrasound-based detection and intervention. iLife has incorporated these technologies into two product lines: personal emergency response systems and wireless vital signs monitors. iLife has recently initiated commercial sales and/or licensing of certain of their personal emergency response products.

         We originally invested approximately $1.3 million in December 1997 to purchase a Series B convertible preferred stock (the "B Preferred") for what was then a 6.3% fully-diluted ownership interest in iLife. The B preferred stock pays no dividends, has voting rights equivalent to iLife's common stock, and is convertible into common stock on a one-for-one basis. In addition, we have made various loans to iLife during fiscal years 2000 and 2001. The final outstanding loan accrued interest at 2.0% above prime, matured March 15, 2001 and contained rights to convert to common stock of iLife under certain conditions. The loan had a carrying value of approximately $1.9 million at maturity, and, in connection with additional investments into iLife by third parties, was converted into an equivalent number of shares of redeemable Series C convertible preferred stock ("C Preferred") at $1.30 per share. The C Preferred is redeemable at $1.30 per share plus all accrued and unpaid dividends five years from issue. The liquidation value of the C Preferred is $2.60 per share plus all accrued and unpaid dividends. The liquidation value determines the amount of the dividends to be paid and also the amount to be received by the C Preferred in case of the sale or liquidation of iLife. Dividends are paid semi-annually starting at 6.0% of the liquidation value. The first two dividend payments will be deferred and added to the liquidation value. Subsequent dividends will be paid in cash or the dividend rate will increase over the next year to 9.0% of the liquidation value. If the dividends due by September 30, 2003 are not paid in cash, then the C Preferred has the right to elect a majority of iLife's board of directors. The C Preferred has voting rights equivalent to iLife's common stock and is convertible into common on a one-for-one basis at the option of the holder or automatically upon an initial public offering. We have also received a total of 3,720,207 warrants to purchase common stock at $1.30 per share as part of these transactions. These warrants expire between March 2005 and March 2006. We also loaned iLife another

$0.2 million in February 2001 which was repaid in April 2001. On a fully-diluted basis, we own approximately 14.3% of iLife.

         Our investment in iLife, including iLife's notes receivable, was carried at $3.4 million and $3.0 million at March 31, 2001 and 2000, respectively. We license office space and lease furniture and equipment at our Dallas, Texas office to iLife.

HPD HOLDINGS CORP.

         At March 31, 2001, we owned approximately $1.9 million of preferred stock of HPD, which was a privately held corporation whose subsidiary manufactured and distributed household product lines. At the time of our initial investment in April 1998, we also received 2.5% of the common stock of HPD. In February and April 2000, we invested approximately $0.1 million in a subordinated debenture of HPD and received warrants to purchase additional common stock of HPD at $.01 per share that expire February 1, 2010. Consequently, we then owned approximately 2.3% of the common stock of HPD assuming exercise of all outstanding options and warrants. In April 2001, WD-40 Company acquired all of the outstanding common and preferred stock of HPD and repaid its debentures. We received a total of approximately $2.6 million for our HPD investments resulting in a gain of approximately $0.6 million that will be recognized in the first quarter of fiscal 2002.

NOTE F - LONG-TERM DEBT

Long-term debt was as follows (in thousands of dollars):

                                                                           March 31,
                                                                     2001            2000
  ------------------------------------------------------------------------------------------
   6.75% notes of Avatex Funding, Inc. ("Avatex Funding"), net
         of discount of $5,110 in 2001 and $8,099 in 2000           $ 20,915       $ 20,577
   Trustee note, including accrued interest of $1,745 in 2000             -           9,745
  ------------------------------------------------------------------------------------------
                                                                                     30,322
   Long-term debt due within one year                                     -           9,745
  ------------------------------------------------------------------------------------------
   Long-term debt                                                  $ 20,915        $ 20,577
  ==========================================================================================

         Under the terms of our October 1997 settlement with the FoxMeyer Corporation ("FoxMeyer") Bankruptcy Trustee (the "Trustee"), we were obligated under a promissory note (the "Trustee Note") to pay to the Trustee $8.0 million plus interest which was to be accrued at the prime rate, compounded annually and paid at maturity. The original maturity date of the Trustee Note was October 8, 2000, which was extended to December 8, 2000. The Trustee Note was secured by 1,132,500 shares of Phar-Mor common stock and our 30% interest, up to the greater of $10.0 million or the amount owed under the Trustee Note, in any net recovery in certain litigation filed by the Trustee. On December 5, 2000, we entered into a settlement agreement with the Trustee under which we agreed to pay to the Trustee $6.0 million in cash, and assign our 30% interest in the litigation to the Trustee, in full satisfaction of the Trustee Note. The maturity date of the Trustee Note was extended pending approval of the settlement by the Bankruptcy Court with jurisdiction over the FoxMeyer bankruptcy case. In January 2001, the Bankruptcy Court approved the settlement. In February 2001, we paid $6.0 million and transferred the 30% litigation interest to the Trustee. Pursuant to the settlement and the Subrogation Agreement dated December 7, 1999, among the Trustee, the indenture trustee of the Avatex Funding 6.75% notes and us, the Trustee delivered the 1,132,500 shares of Phar-Mor common stock to the indenture trustee. These shares represent additional collateral securing the 6.75% notes. The difference in the carrying value of the Trustee Note and the $6.0 million payment resulted in a gain of $4.6 million from the extinguishment of debt and was classified as an extraordinary item in the statement of operations for fiscal 2001.

         The 6.75% notes were issued by Avatex Funding on December 7, 1999, to our former preferred stockholders who elected this option in the merger with Xetava Corporation ("Xetava")(see Note G). Avatex Funding is a wholly-owned subsidiary that has a separate corporate existence from us. Avatex Funding's sole purpose is to issue the notes and to own 4,704,033 shares of the common stock of Phar-Mor which are pledged to secure the notes.

Avatex Funding is prohibited by the note indenture from transacting any other business, and the company does not have any other material assets or liabilities not related to the notes. At the time of issue, the notes were recorded at their estimated fair value of $19.9 million and are being amortized on an effective yield basis of 21% over the term of the notes. The notes mature December 7, 2002, and interest is paid on June 15 and December 15 of each year. We guarantee the notes.

         Included in the extraordinary item for the year ended March 31, 2001, were gains realized on the early extinguishment of approximately $2.7 million face value of the 6.75% notes that we purchased in the open market for approximately $1.6 million. A gain of approximately $0.4 million was recognized for the year ended March 31, 2001, which represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The remaining principal amount of the notes is approximately $26.0 million. In April 2001, we repurchased an additional $11.7 million face amount of the 6.75% notes for $7.1 million. This purchase reduced the outstanding balance of the 6.75% notes to approximately $14.3 million and resulted in an extraordinary gain of approximately $2.5 million that will be recognized in the first quarter of fiscal 2002.

         Maturity and approximate sinking fund requirements on all long-term debt by fiscal year, based on the book value of the debt at March 31, 2001, is $20.9 million in 2003. The estimated payment at maturity after additional accretion of discount and adjusting for the additional notes purchased in April 2001 will be $14.3 million in 2003.

NOTE G - CAPITAL STOCK

         At our Annual Meeting of Stockholders held on December 6, 1999, our common and former preferred stockholders approved our merger with our wholly-owned subsidiary, Xetava, under an Amended and Restated Agreement and Plan of Merger that was executed on June 18, 1999 and subsequently amended on October 19, 1999 (the "Merger Agreement"). Holders of approximately 76% of the outstanding shares of each series of our former preferred stock and holders of approximately 65% of our issued shares of common stock voted in favor of the merger.

         The merger was consummated on December 7, 1999. Under the Merger Agreement, our former preferred stockholders received in exchange for their preferred stock either new Class A common stock or, alternately, a combination of cash, secured notes, warrants and other consideration (the "Alternate Consideration"). Our then existing common stockholders received new Class A common stock on a one-for-one basis for their common stock. As a result of the merger, our two former series of preferred stock were eliminated.

PREFERRED STOCK: We are authorized to issue 10,000,000 shares of preferred stock. Currently, no preferred stock is outstanding. Our two former series of preferred stock that were eliminated in the merger with Xetava are discussed below.

         At December 7, 1999, we had 652,273 shares of our former cumulative convertible preferred stock outstanding. Cumulative dividends unpaid for the convertible preferred stock at December 7, 1999, were $10.4 million or $15.92 per share. Each share of our former convertible preferred stock was either converted into 9.134 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $3.7408 in cash, $8.34 principal amount of 6.75% notes due December 2002 issued by our wholly-owned subsidiary, Avatex Funding, and warrants to purchase 0.67456 shares of our Class A common stock at $2.25 per share.

         In addition, at December 7, 1999, we had 4,312,351 shares of $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A preferred stock") outstanding. Cumulative dividends unpaid for the Series A preferred stock at December 7, 1999, were $67.4 million or $15.64 per share. Each share of our former Series A preferred stock was either converted into 7.253 shares of our Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of our Class A common stock at $2.25 per share.

         On December 7, 1999, we paid approximately $12.9 million in cash, issued approximately $28.7 million face amount of 6.75% notes, and issued warrants to purchase 2,319,334 shares of Class A common stock to our former preferred stockholders who elected the Alternate Consideration. Our former preferred stockholders who did not elect to receive the Alternate Consideration were issued 5,830,873 shares of Class A common stock. With the 13,806,487 shares of our former common stock that were converted to the same number of shares of Class A common stock, a total of 19,637,360 shares of our Class A common stock were issued.

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

         As a result of the merger, we recognized a gain on the exchange of our preferred stock, that is shown as an increase in stockholders' equity in connection with the Xetava merger, which was calculated as follows (in thousands of dollars):

   ----------------------------------------------------------------------------------------------------
     Book value of preferred stock including cumulative unpaid dividends                   $ 264,082
     Cash paid to preferred stockholders and expenses related to the S-4 filing              (13,920)
     Value of common stock issued in the exchange (at market value)                           (4,373)
     Value of warrants issued in the exchange (at estimated market value)                       (858)
     Value of 6.75% notes issued in the exchange (at estimated market value)                 (19,922)
   ----------------------------------------------------------------------------------------------------
     Gain on exchange of preferred stock in connection with Xetava merger                  $ 225,009
   ====================================================================================================

COMMON STOCK: At March 31, 2001 and 2000, we had 19,637,360 shares of Class A $0.01 par value common stock outstanding before consideration of our common stock owned by Phar-Mor. Class A common stock was issued December 7, 1999 in exchange for our previously outstanding $5.00 par value common stock on a one-for-one basis and to our former preferred stockholders who elected not to take the Alternate Consideration (see above). We have also reserved 3,863,114 shares of our Class A common stock for issuance under our stock option and performance award plans (see Note H) and 2,319,334 shares for issuance upon conversion of the $2.25 warrants (see above). The warrants expire March 7, 2005. While there are no restrictions on our ability to pay dividends on our common stock, we do not presently intend to pay any dividends.

         As of March 31, 2001, Phar-Mor had acquired 4,948,600 shares of our Class A common stock at a cost of approximately $10.7 million. We account for our investment in Phar-Mor on an equity basis (see Note B) and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of $5.1 million and $4.1 million at March 31, 2001 and 2000, respectively, and a reduction in the number of shares outstanding for calculating earnings per share (see Note A).

NOTE H- EMPLOYEE COMPENSATION PLANS

         We maintain the 1993 Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of our common stock to certain officers and key employees of ours and our subsidiaries and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Finance and Personnel Committee of our Board of Directors determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. Options for an aggregate of 4,000,000 shares of our common stock may be granted under the Plan. At March 31, 2001, options for 90,078 shares were still available for grant under the Plan.

         We have a Performance Incentive Plan that provides for participants to receive 17.5% of the net proceeds, if any, from litigation related to our lawsuit against McKesson and various other defendants. The plan does not expire nor can the percentage award or the participants be changed unless the participant has voluntarily terminated his employment or been terminated with cause.

         The following table summarizes the information with respect to stock options for the three years ended March 31, 2001. The exercise price of options granted were at least equal to the published market price of our common stock on the date of grant.

                                                                   Outstanding
                                                          ---------------------------------
                                                                        Weighted Average
                                     Exercisable Shares      Shares      Exercise Price
         ----------------------------------------------------------------------------------
         March 31, 1998                       1,452,909      3,853,114      $1.16
         Granted                                                     -       -
         Exercised                                                   -       -
         Canceled or forfeited                                       -       -
         ----------------------------------------------------------------------------------
         March 31, 1999                       2,750,611      3,853,114       1.16
         Granted                                                 5,000       0.78
         Exercised                                                   -       -
         Canceled or forfeited                                       -       -
         ----------------------------------------------------------------------------------
         March 31, 2000                       3,303,108      3,858,114       1.16
         Granted                                                 5,000       0.41
         Exercised                                                   -       -
         Canceled or forfeited                                       -       -
         ----------------------------------------------------------------------------------
         March 31, 2001                       3,855,614      3,863,114       1.16
         ----------------------------------------------------------------------------------

         The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three years ended March 31, 2001 (no grants were made during 1999):

                                                             2001         2000        1999
         ----------------------------------------------------------------------------------
          Expected dividend yield (%)                          0.0          0.0         -
          Expected volatility (%)                             93.4         80.8         -
          Risk-free interest rates (%)                         5.8          6.2         -
          Expected option lives (years)                        5.0          5.0         -
         ==================================================================================

         The weighted-average fair values of options granted during 2001 and 2000 were $0.30 and $0.54, respectively.

         We account for stock-based compensation using the intrinsic value method of APB 25 (see Note A). Accordingly, no compensation expense was recognized. If we had used the fair value of options at the grant dates, as defined by SFAS No. 123, to recognize compensation cost for the three years ended March 31, 2001, our income (loss) from continuing operations and net income (loss) would have been as follows on a pro forma basis (in thousands of dollars, except per share amounts):

                                                                       2001           2000           1999
-------------------------------------------------------------------------------------------------------------
    As reported
         Loss from continuing operations                            $ (23,142)      $ (6,903)      $ (6,571)
         Net income (loss)                                             (7,134)         1,485         (6,587)
    Pro forma
         Loss from continuing operations                            $ (23,226)      $ (7,222)      $ (7,258)
         Net income (loss)                                             (7,218)         1,166         (7,274)
-------------------------------------------------------------------------------------------------------------
    As reported for both basic and diluted earnings per share
         Income (loss) per share from continuing operations            ($1.32)      $  13.59       $  (2.65)
         Net income (loss) per share                                    (0.41)         14.17          (2.65)
    Pro forma for both basic and diluted earnings per share
         Income (loss) per share from continuing operations            ($1.32)      $  13.57       $  (2.71)
         Net income (loss) per share                                    (0.41)         14.15          (2.71)
=============================================================================================================

         The following table summarizes information about significant option groups outstanding and exercisable as of March 31, 2001 and related weighted-average exercise price and weighted-average contractual life remaining:


    Options with Exercise Prices            Outstanding                 Exercisable             Remaining
    Ranging from:                       Shares        Price        Shares         Price       Life in Years
-------------------------------------------------------------------------------------------------------------
    $0.4062 to $0.7812                     10,000    $ 0.59          2,500       $ 0.78              4.1
-------------------------------------------------------------------------------------------------------------
    $1.1250 to $1.3125                  3,853,114    $ 1.16      3,853,114       $ 1.16              1.0
=============================================================================================================

NOTE I - RETIREMENT PLANS

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

         We have maintained an employees' savings plan under Section 401(k) of the Internal Revenue Code for all employees since April 1997. Under the plan, employees generally may elect to exclude up to 20% of their compensation from amounts subject to income tax as a salary deferral contribution. We make a matching contribution to each employee, which immediately vests, in an amount equal to 50% of the first 6% of the employee's contribution.

         Pension income under our retirement plans for the three years ended March 31, 2001 are presented in the table below (in thousands of dollars):

                                                              For the years ended March 31,
                                                            2001           2000          1999
------------------------------------------------------------------------------------------------
     Net periodic pension cost (income) for defined
       benefit plans:
     Service cost - benefits earned for the year            $    71       $    65     $    61
     Interest cost on projected benefit obligation            3,316         3,358       3,603
     Expected return on plan assets                          (4,903)       (4,573)     (4,795)
     Net amortization and deferral                             (184)         (183)       (197)
------------------------------------------------------------------------------------------------
     Net periodic pension cost (income)                      (1,700)       (1,333)     (1,328)
     Pension cost for defined contribution plans                 34            37          21
------------------------------------------------------------------------------------------------
     Total pension cost (income)                            $(1,666)      $(1,296)    $(1,307)
================================================================================================

         The net periodic pension income for defined benefit plans was determined by assuming a weighted average expected long-term rate of return on plan assets of 7.8% for the three years ended March 31, 2001.

         The following table sets forth the funded status of our defined benefit pension plans and amounts recognized in our consolidated balance sheets at March 31, 2001 and 2000 utilizing a weighted average discount rate of 7.0% in 2001 and 7.25% in 2000 (in thousands of dollars):

                                                              March 31,
                                                        2001            2000
---------------------------------------------------------------------------------
 Change in benefit obligation:
    Benefit obligation, beginning of year            $  48,086       $  52,426
      Service cost                                          71              65
      Interest cost                                      3,316           3,358
      Actuarial losses (gains)                             905          (3,142)
      Benefits paid                                     (4,573)         (4,621)
---------------------------------------------------------------------------------
    Benefit obligation, end of year                     47,805          48,086
---------------------------------------------------------------------------------
 Change in plan assets:
    Fair value of plan assets, beginning of year        65,464          61,224
      Actual return on plan assets                      (8,070)          8,643
      Benefits paid                                     (4,372)         (4,403)
---------------------------------------------------------------------------------
    Fair value of plan assets, end of year              53,022          65,464
---------------------------------------------------------------------------------
 Funded status                                           5,217          17,378
 Unrecognized transition asset                            (173)           (356)
 Unrecognized net actuarial loss (gain)                  8,392          (5,487)
---------------------------------------------------------------------------------
 Net amount recognized                               $  13,436      $   11,535
=================================================================================

         The projected benefit obligation and accumulated benefit obligation of the unfunded plans were $0.8 million as of March 31, 2001 and $0.9 million as of March 31, 2000.

         The following table presents amounts recognized in our consolidated balance sheets at March 31, 2001 and 2000 that net to the amount recognized in the table above (in thousands of dollars):

                                                             March 31,
                                                        2001            2000
---------------------------------------------------------------------------------
     Prepaid pension cost                           $ 14,183        $ 12,358
     Accrued pension liability                          (756)           (823)
     Accumulated other comprehensive loss                  9               -
---------------------------------------------------------------------------------
     Net amount recognized                          $ 13,436        $ 11,535
=================================================================================

         At March 31, 2001, the assets of our defined benefit pension plans were comprised of approximately 10% bonds, 63% stocks, 18% hedge funds and 9% other, principally cash. Included in pension plan assets were 1,361,500 shares of our common stock with a market value of $0.6 million at March 31, 2001.


NOTE J - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

         The net periodic postretirement benefit cost for the three years ended March 31, 2001 was as follows (in thousands of dollars):

                                                                 For the years ended March 31,
                                                                 2001        2000        1999
     -------------------------------------------------------------------------------------------
       Service cost - benefits earned for the year               $    -    $    -      $   -
       Interest cost                                                167       183        157
       Amortization of prior service cost and net gain              (44)      (40)       (72)
     -------------------------------------------------------------------------------------------
       Total postretirement benefit cost                         $  123    $  143      $  85
     ===========================================================================================

         The following table sets forth the status of the postretirement health care and life insurance plans and amounts recognized in the consolidated balance sheets at March 31, 2001 and 2000 utilizing a discount rate of 7.0% for 2001 and 7.25% for 2000 (in thousands of dollars):

                                                                             March 31,
                                                                        2001           2000
   -------------------------------------------------------------------------------------------
   Benefit obligation, beginning of year                              $  2,748      $  2,717
        Service cost                                                         -             -
        Interest cost                                                      167           183
        Plan participants' contributions                                    38            33
        Benefits paid                                                     (140)         (123)
        Actuarial gain                                                    (346)          (62)
   -------------------------------------------------------------------------------------------
   Benefit obligation, end of year                                       2,467         2,748
   Unrecognized net gain                                                 1,154           852
   -------------------------------------------------------------------------------------------
   Amount of postretirement benefit obligation included in the
     consolidated balance sheet                                       $  3,621      $  3,600
   ===========================================================================================

         Medical costs were assumed to increase at a rate of 7.5% during 2001 and then to decline over a period of 5 years to a rate of 5.0%. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase or a 1% decrease in the cost of health care would result in a 9.2% increase or an 7.8% decrease in the postretirement benefit obligation and a 12.5% increase or an 10.5% decrease in postretirement benefit cost for the plan.

NOTE K - INCOME TAXES

         There was no provision for income taxes for any of the three years ended March 31, 2001.

         We recorded no federal income tax benefits for our losses from continuing operations for the three years ending March 31, 2001 because of the uncertainty of realizing our deferred tax assets. We adjusted our valuation allowance to maintain a full valuation allowance against our net deferred tax assets.

         While we have generated substantial loss, capital loss and tax credit carryforwards in prior years, the availability of such loss and tax credit carryforwards to reduce our future consolidated federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations upon the utilization of loss and tax credit carryforwards in the event of an ownership change (as defined in the Code). We believe that the latest ownership change occurred in December 1999 in connection with the Xetava merger (see Note G). As a result of the ownership change, we will have less than $0.1 million per year of operating loss carryforwards available from tax loss carryforwards incurred prior to December 8, 1999.

         At March 31, 2001, we have for federal income tax purposes operating loss carryforwards after December 7, 1999 of approximately $7.7 million, of which $5.4 million expires in 2021 and $2.3 million expires in 2020. We have capital loss carryforwards of $0.8 million which expire in 2005.

         The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to loss from continuing operations were as follows (in thousands of dollars):

                                                              For the years ended March 31,
                                                              2001         2000        1999
---------------------------------------------------------------------------------------------
Statutory rate applied to pre-tax loss                      $(8,100)    $ (2,416)    $(2,300)
Change in deferred tax asset valuation allowance from
     continuing operations                                    1,151      (88,948)      3,112
Corporate dividend-received deduction                           (60)         (53)        (44)
Effect of change in control on net operating loss and
     credit carryforwards                                         -       91,154           -
Market adjustments to investments                                 -            -       1,185
Equity in affiliates                                          6,852          149        (548)
Other items                                                     157          114      (1,405)
---------------------------------------------------------------------------------------------
Total tax provision                                         $     -     $      -     $     -
=============================================================================================

         Our current and noncurrent deferred taxes, which net to a zero balance as of March 31, 2001 and 2000, consisted of the following temporary differences and net operating losses at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

                                                               March 31,
                                                           2001         2000
       ------------------------------------------------------------------------
         Deferred tax assets:
         Tax net operating losses                        $ 3,420     $  2,648
         Other liabilities                                 3,754        4,306
         Tax credits                                           3            3
       ------------------------------------------------------------------------
         Total deferred tax assets                         7,177        6,957
         Deferred tax liabilities:
         Retirement plans                                 (5,609)      (4,887)
         Other                                              (833)        (693)
       ------------------------------------------------------------------------
         Deferred tax liability                           (6,442)      (5,580)
         Valuation allowance                                (735)      (1,377)
       ------------------------------------------------------------------------
         Deferred tax asset, net                         $     -     $      -
       ========================================================================

         The net change in the valuation allowance for 2001 was a decrease of approximately $0.6 million. The net change consisted of a reduction of $1.8 million to recognize a decrease in the deferred tax asset related to gains in extraordinary items and discontinued operations partially offset by a $1.2 million increase in the deferred tax asset valuation allowance related to continuing operations. The valuation allowance offsets the remaining net deferred tax assets due to the uncertainty of realizing any benefit from the deferred tax assets.

NOTE L - COMMITMENTS AND CONTINGENCIES

         We lease various types of properties, primarily corporate office space and equipment, through noncancelable operating leases. Rental expense for continuing operations under operating leases totaled $0.2 million in 2001, $0.2 million in 2000 and $0.2 million in 1999. Minimum rental payments under operating leases with remaining terms of one year or more at March 31, 2001 total $0.7 million with payments due of $0.2 million in 2002, $0.3 million in 2003 and $0.2 million in 2004. We had sublease income from licensing our office space of $0.1 million in 2001. We expect sublease income of from $0.1 million to $0.2 million during 2002 through 2004.

         We have retained responsibility for certain potential environmental liabilities attributable to former operating units. We are subject to federal, state and local environmental laws, rules and regulations, including the Com-prehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to sites of those former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. We and our subsidiaries received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

         At March 31, 2001, we had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Our estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

         We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, et al. v. FOXMEYER HEALTH CORPORATION, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and formerly outstanding preferred stocks during the period July 19, 1995 through August 27, 1996. In May 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning our National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. In March 1998, the court denied our motion to dismiss the amended complaint in the lawsuit. We intend to continue to vigorously defend ourselves in the lawsuit. We are unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

         In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against us, certain former officers and directors of Ben Franklin and certain of our current and former officers and directors. We along with our officers and directors have since been dropped as defendants in the lawsuits. In connection with paying our own defense costs and those of our officers and directors, we also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. The bankruptcy trustee and creditors of Ben Franklin are still litigating these cases against the remaining defendants. If liability is ever imposed in any of the lawsuits, we may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law. We are unable to estimate the possible loss, if any, which may accrue from these lawsuits.

         In April 1998, the Trustee filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We have agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer. In

September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

         On June 5, 1998, Steven Mizel IRA and Anvil Investment Partners, L.P. filed a lawsuit, allegedly on our behalf, against seven of our current directors and three of our former directors who were members of our Board's Personnel and Compensation Committee, under Case No. 602773198 in the Supreme Court of New York, County of New York. The plaintiffs were holders of our formerly outstanding Series A preferred stock, and the lawsuit related primarily to agreements and transactions between us and our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin. In December 2000, the court granted the defendants' motion for summary judgment.

         In June 2001, we received a copy of an Order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). Our primary directors and officers' liability insurance carrier for the three-year period ending on or about April 25, 1998 was United Pacific Insurance Company ("UPIC"), which is a subsidiary of Reliance. The Order states, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance and/or UPIC are stayed and all actions pending against an insured of Reliance and/or UPIC are stayed for at least 60 days. While we have not yet had an opportunity to review and analyze the Order, the Order and the stay may apply to the Zuckerman lawsuit, the Ben Franklin related lawsuits and the FoxMeyer Trustee lawsuit described above. We cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation.

         There are various other pending claims and lawsuits arising out of the normal conduct of our businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE M - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         We determined the estimated fair value of financial instruments based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that we might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have had a material effect on the estimated fair value of our financial instruments at March 31, 2001 or 2000, respectively.

         The carrying amounts of cash and short-term investments, accounts and notes receivable, accounts payable and other accrued liabilities were reasonable estimates of their fair value.

         The carrying value of long-term debt was $20.9 million and $30.3 million at March 31, 2001 and 2000, respectively, while the estimated fair value was $20.9 million and $30.1 million, respectively, based upon interest rates available to us for issuance of similar debt with similar terms and remaining maturities.

         Debt and equity securities classified as "available for sale" or "trading" were carried at their estimated fair value (see Notes A and E).

         The carrying value of other investments was estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments at both March 31, 2001 and 2000 was $1.3 million.

         The fair value estimates were based on pertinent information available to management as of March 31, 2001 and 2000. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE N - QUARTERLY DATA  (UNAUDITED)

         The following is a quarterly tabulation of the results of operations for the two years ended March 31, 2001 (in thousands of dollars, except per share amounts):

                                                                     Quarter
---------------------------------------------------------------------------------------------
                                                    First       Second      Third     Fourth
---------------------------------------------------------------------------------------------
2001:
Revenues                                           $     0     $     0     $     0   $     0
Operating loss                                        (920)     (1,648)       (292)     (964)
Loss from continuing operations before equity in
  loss of affiliates                                (1,670)     (2,416)     (1,021)   (1,724)
Loss from continuing operations                     (6,791)     (6,167)     (4,895)   (5,289)
Discontinued operations                                  -           -           -     2,188
Extraordinary items                                    344         112       7,591     5,773
Net income (loss)                                   (6,447)     (6,055)      2,696     2,672
Loss per common share from continuing operations:
      Basic and Diluted                              (0.38)      (0.35)      (0.28)    (0.31)
Net income (loss) per common share:
      Basic and Diluted                              (0.36)      (0.34)       0.15      0.15
---------------------------------------------------------------------------------------------
2000:
Revenues                                           $     0     $     0     $     0   $     0
Operating loss                                      (2,085)     (2,190)     (2,337)      (83)
Loss from continuing operations before equity in
  income (loss) of affiliates                       (2,537)     (1,326)     (1,996)     (301)
Income (loss) from continuing operations            (3,736)     (3,017)        982    (1,132)
Discontinued operations                              5,828       2,366         (63)        -
Extraordinary items                                      -           -          79       178
Net income (loss)                                    2,092        (651)        998      (954)
Income (loss) per common share from continuing
  operations after preferred stock dividends:
      Basic and Diluted                             (0.86)       (0.82)      15.41     (0.06)
Net income (loss) per common share:
      Basic and Diluted                             (0.41)       (0.64)      15.41     (0.05)
=============================================================================================

         Our quarterly results from continuing operations were significantly affected by amounts shown in "Other income (expense)". See Note D for explanations of transactions included in this caption. Net income (loss) results were significantly affected by the gain or loss from discontinued operations (see Note B) and extraordinary items (see Notes B and F).

         The third and fourth quarter results for fiscal 2000 have been reclassified to show our equity ownership in the extraordinary item of Phar-Mor. When originally reported, the amounts were considered immaterial and were reflected in equity in income (loss) of affiliates. These amounts have been reclassified to conform to current year presentation.

         During the fourth quarter of fiscal 2000, we had a smaller operating loss than in the prior quarters of fiscal 2000 because we incurred substantially less expenses related to the merger with Xetava (see Note G) than we had in the prior quarters, and we received approximately $1.0 million in settlement payments related to our lawsuit against McKesson and certain pharmaceutical manufacturers.

         Per share amounts were computed independently for each quarter based on the average number of shares outstanding during that quarter. As a result, the sum of the quarterly per share amounts may not equal the per share amount for the entire year. The earnings per share for the first and second quarter of fiscal 2000 reflected dividends accrued for preferred stockholders. The earnings per share for the third quarter of fiscal 2000 reflected the impact of the merger with Xetava and the gain allocated to common stockholders (see Note G).

NOTE O - GOING CONCERN

         During the almost five years since the FoxMeyer bankruptcy, we have had significant success in resolving a number of matters which threatened our existence including:

         -  a significant reduction in operating cash outflows;

         - the settlement with the FoxMeyer Trustee of certain claims against us and the release of our assets from a temporary restraining order and injunction;

         - the restoration of our liquidity and the elimination of substantial healthcare, environmental and other liabilities through a negotiated settlement of our preferred stock investment in National Steel Corporation;

         - the elimination of certain other supplemental pension and retiree healthcare benefit obligations owed by us or our subsidiaries;

         - the elimination of our common stockholders' deficiency through the completion of the merger with Xetava that eliminated our preferred stock obligations and increased stockholders' equity by $225.0 million, improved our financial condition and increased our capability to meet future liabilities as they mature;

         - the elimination of our debt at a substantial discount to its face value in order to reduce the funds that need to paid currently or in the future including a negotiated discount on the payment of our Trustee Note (see Note F) that resulted in a savings of approximately $4.6 million and the repurchase during fiscal 2001 and in April 2001 of approximately $14.4 million face amount of our 6.75% Avatex Funding notes at a substantial discount to their face value reducing cash that will be needed to pay the semi-annual interest payments and that will be needed to retire the debt in December 2002;

         - the elimination or settlement of several lawsuits in fiscal 2001 that included the 1994 stockholder litigation, one of the 1996 stockholder litigation suits and the derivative lawsuit.

         We have also made investments in other companies in order to try to provide income and cash for our continuing operations. In addition to our investment in Phar-Mor, over the last several years we have made investments in RAS, iLife, Chemlink and HPD. We have also made and sold investments in other companies and partnerships during this period since the FoxMeyer bankruptcy some of which have proved profitable and some of which were not (see Notes B, D, and E).

          In the future we believe the remaining issues affecting our status as a going concern involve:

         - overcoming operating losses and providing cash for debt repayments and for future growth; and

         - favorably resolving potential liabilities associated with pending litigation.

         Until these issues can be resolved, there is substantial doubt as to our ability to continue as a going concern. In order to overcome these remaining issues, we are taking the following steps:

         - continue reviewing our investment portfolio in order to identify those investments which should be liquidated and those which merit new or additional investment which will generate earnings and/or cash for us in the future; and

         - continue our vigorous defense of our remaining litigation and pursue our lawsuit against McKesson.

         As part of the plans outlined above, in April and May 2001, we sold our investment in HPD for $2.6 million resulting in an approximate $0.6 million gain and invested an additional $0.6 million in CLAC.

         However, while we pursue these plans to resolve our going concern problem, there is no assurance that any of our remaining investments will be able to produce adequate returns to overcome our operating losses and provide adequate funds for debt repayment or for future growth or that we will be able to settle our remaining lawsuits in a favorable manor. There is also no assurance we will be able to continue to buy back our debt at substantial discounts to face value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission no later than July 29, 2001.

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

              (3) EXHIBITS

                  Reference is made to the Exhibit Index beginning on page 53 for a list of all exhibits filed as part of this report.

         (b)      REPORTS ON FORM 8-K

                  During the three months ended March 31, 2001, we filed the following Current Report on Form 8-K:

                  We filed a Current Report on Form 8-K dated January 12, 2001 which announced our response to an unsolicited offer made by Edgewater Partners LP to purchase the 6.75% notes due December 2002 issued by Avatex Funding.

                  After March 31, 2001, we filed a Current Report on Form 8-K dated April 24, 2001 announcing that we had purchased $11,744,000 principal amount of 6.75% Avatex Funding notes. We also announced that the National Intergroup, Inc. Retirement Program and the Davenport, Inc. Pension Plan purchased a total of $5,256,000 principal amount of the same notes.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Avatex Corporation

                            By  /s/ Grady E. Schleier
                               -------------------------------------------------
                               Grady E. Schleier
June 7, 2001                   Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Abbey J. Butler
------------------------------------
Abbey J. Butler                          Co-Chairman of the Board and
                                           Co-Chief Executive Officer                              June 7, 2001
/s/ Melvyn J. Estrin
------------------------------------
Melvyn J. Estrin                         Co-Chairman of the Board and
                                           Co-Chief Executive Officer                              June 7, 2001
/s/ Grady E. Schleier
------------------------------------
Grady E. Schleier                        Senior Vice President and Chief Financial Officer
                                           (Principal Financial and Accounting Officer)            June 7, 2001
ADDITIONAL DIRECTORS:

/s/ Hyman H. Frankel
------------------------------------
Hyman H. Frankel                         Director                                                  June 7, 2001

/s/Fred S. Katz
------------------------------------
Fred S. Katz                             Director                                                  June 7, 2001

/s/ William A. Lemer
------------------------------------
William A. Lemer                         Director                                                  June 7, 2001

/s/ Charles C. Pecarro
------------------------------------
Charles C. Pecarro                       Director                                                  June 7, 2001

/s/ John L. Wineapple
------------------------------------
John L. Wineapple                        Director                                                  June 7, 2001


ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                       AVATEX CORPORATION AND SUBSIDIARIES
          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Avatex Corporation and subsidiaries are included in Item 14(a)(1):

                                                                                                       Page No. in
                                                                                                        Form 10-K
                                                                                                    ------------------
 Independent Auditors' Report                                                                                20

 Consolidated Statements of Operations - For the Three Years Ended March 31, 2001                            21

 Consolidated Balance Sheets - March 31, 2001 and 2000                                                       22

 Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
          Income (Loss)- For the Three Years Ended March 31, 2001                                            23

 Consolidated Statements of Cash Flows - For the Three Years Ended March 31, 2001                            24

 Notes to Consolidated Financial Statements - For the Three Years Ended March 31, 2001                       25


The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):

                                                                                                       Page No. in
                                                                                                        Form 10-K
                                                                                                    ------------------
 Schedule II - Valuation and Qualifying Accounts                                                           51

 Independent Auditors' Consent                                                                             52


         Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

         In accordance with Regulation S-X, audited financial statements of Phar-Mor, Inc. (a 47%-owned affiliate) for the fiscal year ending June 30, 2001 will be filed as an amendment to the Corporation's Form 10-K within 90 days of Phar-Mor, Inc.'s fiscal year end.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       AVATEX CORPORATION AND SUBSIDIARIES
                            (in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------------
                      COL A                  COL B                      COL C                         COL D            COL E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                         -------------------------------------
                                                                                Charged to
                                            Balance at        Charged to           Other                                  Balance
                                            Beginning         Costs and          Accounts-             Deductions-        at End
                   Description              of Period         Expenses           Describe               Describe         of Period
------------------------------------------------------------------------------------------------------------------------------------

                                              Year Ended March 31, 2001
  Allowance for possible losses on notes
     and accounts receivable                   $     47       $    -              $     -             $     -            $   47

                                              Year Ended March 31, 2000

  Allowance for possible losses on notes
     and accounts receivable                   $     15       $    32             $     -             $     -            $   47

                                              Year Ended March 31, 1999

  Allowance for possible losses on notes
     and accounts receivable                   $     27       $    15             $     -             $     27 (1)       $   15


Notes:
 (1) Related to discontinued real estate operations.

INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements No. 33-56097 on Form S-8, No. 33-37531 on Form S-3 and No. 333-84849 on Form S-4 of
Avatex Corporation of our report dated May 11, 2001, except the ninth paragraph of Note L which is as of June 4, 2001, which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's ability to continue as a going concern, appearing in this Annual Report on Form 10-K of Avatex Corporation for the year ended March 31, 2001.




Deloitte & Touche LLP
Dallas, Texas
June 8 , 2001

                          AVATEX CORPORATION AND SUBSIDIARIES

                                     EXHIBIT INDEX

Exhibit
Number                               Description
--------                             -----------

3-A Certificate of Merger of Xetava Corporation with and into registrant, dated December 7, 1999, with the Restated Certificate of Incorporation of the registrant annexed thereto. (Filed as Exhibit 3-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

3-B Restated Certificate of Incorporation of Avatex Funding, Inc. (Filed as Exhibit 3-B to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

3-C        By-laws of the registrant.*

4-A Indenture, dated as of December 7, 1999, among the registrant, Avatex Funding, Inc. and Norwest Bank Minnesota, N.A., as indenture trustee. (Filed as Exhibit 4-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

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

10-E Third Amendment dated March 28, 2000 to the 1993 Stock Option and Performance Award Plan of the registrant. (Filed as Exhibit 10-AA to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.)

10-F Performance Incentive Plan of the registrant, effective as of January 1, 1997. (Filed as Exhibit 10-W to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)

10-G Amendment No. 1 to Performance Incentive Plan of the registrant, effective as of June 23, 1997. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.)

10-H Amendment No. 2 to Performance Incentive Plan of the registrant, effective as of January 22, 1998. (Filed as Exhibit 10-U to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-I Avatex Corporation Employees' Savings and Profit Sharing Plan, effective as of April 1, 1997. (Filed as Exhibit 10-X to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)

10-J Employment Agreement, dated as of February 27, 1995, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-AF to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

10-K Amendment to Employment Agreement between the registrant and Abbey J. Butler, effective as of February 1, 1998. (Filed as Exhibit 10-N to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-L Second Amendment to Employment Agreement, dated December 6, 1999, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-B to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

10-M Employment Agreement, dated as of February 27, 1995, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-AG to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

10-N       Amendment to Employment Agreement between the registrant and Melvyn
           J. Estrin, effective as of February 1, 1998. (Filed as Exhibit 10-O to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-O Second Amendment to Employment Agreement, dated December 6, 1999, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-C to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

10-P Employment Agreement dated as of November 12, 1996 between the registrant and Grady E. Schleier. (Filed as Exhibit 10-T to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)

10-Q Amendment to Employment Agreement between the registrant and Grady E. Schleier, effective as of February 1, 1998. (Filed as Exhibit 10-S to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-R Second Amendment to Employment Agreement, dated September 1, 1999, between the registrant and Grady E. Schleier. (Filed as Exhibit 10-T to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.)

10-S Employment Agreement dated as of November 12, 1996 between the registrant and Robert H. Stone. (Filed as Exhibit 10-U to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)

10-T       Amendment to Employment Agreement between the registrant and Robert
           H. Stone, effective as of February 1, 1998. (Filed as Exhibit 10-T to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-U Second Amendment to Employment Agreement, dated September 1, 1999, between the registrant and Robert H. Stone. (Filed as Exhibit 10-U to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.)

10-V Employment Agreement effective as of February 1, 1998 between the registrant and John G. Murray. (Filed as Exhibit 10-Q to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)

10-W First Amendment to Employment Agreement, dated September 1, 1999, between the registrant and John G. Murray. (Filed as Exhibit 10-V to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.)

10-X Form of Indemnification Agreement between the registrant and each of its officers and directors. (Filed as Exhibit 10-S to the registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended March 31, 1999 and incorporated herein by reference.)

10-Y Warrant Agreement, dated as of December 7, 1999, between the registrant and American Stock Transfer and Trust Company, as warrant agent. (Filed as Exhibit 10-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)

21         Subsidiaries of the registrant.*

23 Consent of Independent Auditors is included in the List of Financial Statements and Financial Statement Schedules.*



------------------------

*  Filed herewith.