Form 10-Q
period 2001-06-30
AVATEX CORP
filed 2001-08-14
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Number of shares of Common Stock outstanding as of July 31, 2001: 19,637,360 shares before deducting 2,364,382 shares which represent the Corporation's 47.8% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                          For the three months
                                                                            ended June 30,

(in thousands, except per share amounts)                                 2001            2000
-------------------------------------------------------------------------------------------------
OPERATING COSTS
   Operating costs, including general and administrative costs           $ 1,185           $  914
   Depreciation and amortization                                               6                6
-------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                     (1,191)            (920)
OTHER INCOME                                                               1,352                4
INTEREST AND DIVIDEND INCOME                                                 253              466
INTEREST EXPENSE                                                            (746)          (1,220)
-------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS
   OF AFFILIATES                                                            (332)          (1,670)
Equity in loss of affiliates                                              (3,821)          (5,121)
-------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEMS                                           (4,153)          (6,791)
EXTRAORDINARY ITEMS:
   Gain on extinguishment of debt                                          2,476              172
   Equity in extraordinary item of affiliates                                  -              172
-------------------------------------------------------------------------------------------------
NET LOSS                                                                 $(1,677)        $ (6,447)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED INCOME (LOSS) PER SHARE
   Loss before extraordinary items                                       $ (0.24)         $ (0.38)
   Extraordinary items                                                      0.14             0.02
-------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                                        $(0.10)         $ (0.36)
=================================================================================================

Average number of common shares outstanding - basic and diluted           17,297           17,737
-------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                      $ (1,661)        $ (6,230)
=================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                      June 30,              March 31,
(in thousands of dollars)                                               2001                  2001
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and short-term investments                                          $ 7,218               $13,666
   Receivables - net                                                            162                   364
   Other current assets                                                       1,002                 2,459
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          8,382                16,489

INVESTMENT IN AFFILIATES                                                     10,833                14,037

PROPERTY AND EQUIPMENT                                                          163                   163
   Less accumulated depreciation and amortization                               118                   112
---------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                       45                    51

OTHER ASSETS                                                                 22,143                22,251
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $41,403               $52,828
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $  874                $  960
   Other accrued liabilities                                                  1,267                 1,804
   Long-term debt due within one year                                             -                     -
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     2,141                 2,764
LONG-TERM DEBT                                                               11,824                20,915
OTHER LONG-TERM LIABILITIES                                                   8,418                 8,418
COMMITMENTS AND CONTINGENCIES                                                     -                     -
STOCKHOLDERS' EQUITY
   Common stock $0.01 par value; authorized 50,000,000 shares;
    issued: 19,637,360 shares                                                   196                   196
   Capital in excess of par value                                           193,170               193,170
   Accumulated other comprehensive loss                                         (45)                  (61)
   Accumulated deficit                                                     (169,196)             (167,519)
---------------------------------------------------------------------------------------------------------
                                                                             24,125                25,786
   Less: equity in cost of common stock of the Corporation
           held by Phar-Mor, Inc.                                            (5,105)               (5,055)
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   19,020                20,731
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $41,403               $52,828
=========================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              For the three months
                                                                 ended June 30,
(in thousands of dollars)                                   2001              2000
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (1,677)          $ (6,447)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
  Equity in loss of affiliates                                3,821              4,949
  Depreciation and amortization                                   6                  6
  Gain on investments                                        (1,345)                 -
  Other non-cash expense items, net                             162                261
  Gain on extinguishment of debt                             (2,476)              (172)
  Cash provided (used) by working capital items:
   Receivables                                                  206                541
   Other assets                                                 (66)            11,688
   Accounts payable and accrued liabilities                    (713)            (2,100)
--------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (2,082)             8,726
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                      (671)            (1,165)
  Proceeds from investments                                   3,360                  -
--------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              2,689             (1,165)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repurchases                                           (7,055)              (815)
--------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                        (7,055)              (815)
--------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS   (6,448)             6,746
   Cash and short-term investments, beginning of period      13,666             10,754
--------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD              $ 7,218            $17,500
======================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), our 48%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and Chemlink Acquisition Company, LLC ("CLAC"), we own approximately 38%, and control 50%, of the membership interests of Chemlink Laboratories, LLC ("Chemlink"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

EQUITY IN LOSS OF AFFILIATES: The results of operations for Phar-Mor for the quarter ended June 30, 2001 (its fourth quarter and year end) were not finalized as of the date of this report. We have recorded our equity in Phar-Mor's quarterly results based on Phar-Mor's most recent estimate. Phar-Mor's actual results could be different from their most recent estimate. If Phar-Mor's actual operating results are different, we will file an amended Quarterly
Report on Form 10-Q reflecting our equity in the revised results.

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

         Our condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001, and should be read in conjunction with this quarterly report.

EXTRAORDINARY ITEMS: The extraordinary item for the three months ended June 30, 2001 represents gains realized on the early extinguishment of approximately $11.7 million face value of the 6.75% notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which were purchased by us in the open market. The extraordinary item for the three months ended June 30, 2000 represents gains realized on the early extinguishment of approximately $1.4 million face value of the 6.75% notes. See Note 5. Equity in extraordinary item of affiliates represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

DERIVATIVES: We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on April 1, 2001. The adoption of SFAS No. 133 did not impact our results of operations or financial condition.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to the change in the components of other comprehensive income (loss), the details of which follow (in thousands of dollars):


                                                                 For the three months ended
                                                                          June 30,
                                                                       2001         2000
      -------------------------------------------------------------------------------------
      Unrealized gains on securities                                   $ 16          $ 252
      Reclassification adjustment for gains included in net
      loss                                                                -              -
      -------------------------------------------------------------------------------------
      Net unrealized gain                                                16            252
      -------------------------------------------------------------------------------------

      Minimum pension liability adjustment                                -            (35)
      -------------------------------------------------------------------------------------
      Total other comprehensive income                                 $ 16          $ 217
      =====================================================================================


NEWLY ISSUED ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets" which make purchase accounting the only acceptable method of accounting for business combinations and also define intangible assets other than goodwill to be recognized as part of a business combination. The new standards also eliminate the amortization of goodwill, substituting instead a valuation methodology which requires that goodwill be tested for impairment at least annually. SFAS 141 is generally effective for all business combinations after June 30, 2001. For business combinations prior to July 1, 2001 and for SFAS 142, the effective date of these statements is our fiscal year beginning after December 15, 2001. We cannot estimate, at this time, the impact on our financial condition or results of operations from the adoption of these statements.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of approximately $5.1 million at June 30, 2001 (the equivalent of 2,355,281 shares of our common stock) and $5.1 million at March 31, 2001 (the equivalent of 2,332,241 shares of our common stock). The reduction was equal to our 47.6% ownership interest at June 30, 2001 and our 47.1% ownership interest at March 31, 2001 in the cost and number of shares of our common stock held by Phar-Mor.

         In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,340,747 and 1,900,263 for the three months ended June 30, 2001 and 2000, respectively. The reduction was equal to our ownership interest in our common stock since its acquisition by Phar-Mor.

NOTE 2 - INCOME (LOSS) PER SHARE OF COMMON STOCK

         The loss per share before extraordinary items for basic and diluted earnings per share was calculated by dividing the loss before extraordinary items for the three month period ended June 30, 2001 and 2000, respectively, by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by our equity in the number of shares of our stock held by Phar-Mor as explained in Note 1.

         Options to purchase approximately 3.9 million shares of common stock outstanding during the three month periods ended June 30, 2001 and 2000 were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were outstanding at June 30, 2001 and 2000. These warrants were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the warrants.

NOTE 3 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                                            For the three months ended
                                                                                     June 30,
                                                                                2001           2000
   ---------------------------------------------------------------------------------------------------
   Interest paid                                                                $ 764            $ 993
   Income taxes paid                                                                -                -
   Non-cash transactions:
        Stock of WD-40 Company received on sale of an investment                   45                -
   ---------------------------------------------------------------------------------------------------


         The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):


                                                                    June 30,        March 31,
                                                                      2001            2001
          -----------------------------------------------------------------------------------
          Other assets:
               Prepaid pension cost                                 $  14,386      $  14,183
               Securities available for sale                            4,365          4,304
               Other investments, at cost                               1,288          1,288
               Other                                                    2,104          2,476
          -----------------------------------------------------------------------------------
                    Total                                           $  22,143      $  22,251
          ===================================================================================

          Other accrued liabilities:
               Accrued interest payable                             $      43      $     517
               Liabilities related to discontinued operations             446            428
               Salaries, wages and employee benefits                      499            608
               Other                                                      279            251
          -----------------------------------------------------------------------------------
                    Total                                           $   1,267      $   1,804
          ===================================================================================

          Other long-term liabilities:
               Pension and postretirement benefits                  $   4,792      $   4,812
               Environmental liabilities                                1,173          1,153
               Liabilities related to discontinued operations             453            453
               Other                                                    2,000          2,000
          -----------------------------------------------------------------------------------
                    Total                                            $  8,418       $  8,418
          ===================================================================================


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

         At June 30, 2001, we had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Our estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

         In April 1998, the trustee of the FoxMeyer Corporation ("FoxMeyer") bankruptcy proceeding (the "Trustee") filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to us. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against us, the Trustee released us from all liability and provided the director-defendants in this lawsuit with covenants not to execute. We have agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at our request as a director or officer of FoxMeyer. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

         In June 2001, we received a copy of an order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). Our primary directors and officers' liability insurance carrier for the three-year period ending on or about April 25, 1998 was United Pacific Insurance Company ("UPIC"), which is a subsidiary of Reliance. The May 21, 2001 order stated, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance and/or UPIC, such as the lawsuit filed by UPIC against us and the lawsuit filed by the Trustee against UPIC and us, are stayed. The May 21, 2001 order also stated that all actions pending against an insured of Reliance and/or UPIC, such as the Zuckerman lawsuit, are stayed for at least 60 days. On August 2, 2001, the Pennsylvania state court entered an order stating that all actions and proceedings in certain specified cases, including the Zuckerman lawsuit, should be stayed for 180 days from the date of the order, and that the order constituted the court's request for comity in the extension of the stay by courts outside of Pennsylvania and the federal courts. We cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation on any of our litigation.

         There are various other pending claims and lawsuits arising out of the normal conduct of our businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE 5 - DEBT

         The extraordinary item for the three months ended June 30, 2001 and 2000, represents gains realized on the early extinguishment of approximately $11.7 million and $1.4 million face value, respectively, of the 6.75% notes issued by our subsidiary, Avatex Funding, which were purchased by us in the open market. The notes were purchased for approximately $7.1 million and $0.8 million, respectively. The gains of $2.5 million and $0.2 million, respectively, represent the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The remaining principal amount of the notes is approximately $14.3 million.

NOTE 6 - INVESTMENTS

         We purchased an additional 57,000 shares of Phar-Mor common stock in the open market during the three month period ended June 30, 2001 for less than $0.1 million, which brings our ownership percentage to approximately 47.6% at June 30, 2001 from 47.1% at March 31, 2001. As a result of the increase in our equity ownership, the amount and number of shares of our common stock held by Phar-Mor that are considered treasury stock has also increased (see Note 1).

         The carrying value of Phar-Mor on our books at June 30, 2001 was $7.9 million or $1.35 per share of Phar-Mor common stock we owned. This amount is less than our estimate of Phar-Mor's tangible book value at June 30, 2001, and management believes, therefore, that the carrying value approximates fair value. The market value of our investment, based on Phar-Mor's closing price at June 29, 2001, of $0.90 on the NASDAQ National Market, is $5.2 million.

         During the three months ended June 30, 2001, we also invested an additional $0.6 million in CLAC in exchange for a Series B membership in CLAC that entitles us to a preferred return. CLAC in turn invested $0.8 million in Chemlink in exchange for a Series B membership in Chemlink which entitles CLAC to a preferred return. We also disposed of our interest in HPD Holding Corp. ("HPD") for $2.6 mil-lion, including the value of the shares of WD-40 Company we received, resulting in a gain of approximately $0.6 million which is included in "Other income" for the three months ended June 30, 2001.

NOTE 7 - GOING CONCERN

         We believe we have resolved many of the issues that resulted in doubts about our continuing as a going concern as noted in Note O to the consolidated financial statements at March 31, 2001. Nevertheless, we will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4, continue to raise substantial doubt as to our ability to continue as a going concern.

         To overcome these remaining matters, we will continue our vigorous defense of our remaining litigation until these matters are finally resolved. However, there is no assurance that we will be able to settle these lawsuits in a favorable manner. In addition, there is no assurance that any of our investments will produce adequate returns to overcome our operating losses and provide adequate funds for our debt repayments or for future operations. We will continue to manage our investments and look for additional opportunities to try to successfully return to profitability. Finally, there is no assurance that we will be able to continue to buy back our debt at substantial discounts to face value.

         Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, our 48%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Through Phar-Mor and CLAC, we own approximately 38%, and control 50%, of the membership interests of Chemlink. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

         The extraordinary item for the three months ended June 30, 2001 represents gains realized on the early extinguishment of approximately $11,744 face value of the 6.75% notes issued by our subsidiary, Avatex Funding, which were purchased by us in the open market. The notes were purchased for approximately $7,055. The gain of $2,476 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. This purchase reduced the outstanding face value of the 6.75% notes to $14,281. In addition, two of our pension plans also purchased a total of $5,256 face amount of the 6.75% notes for $3,154.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

OPERATING COSTS

         Total operating costs increased $271 to $1,191 for the three months ended June 30, 2001 compared to $920 for the three months ended June 30, 2000. Operating costs increased primarily as a result of increased expenses related to our pension plans of $263 and increased expenses and fees for legal matters of $39. These increases were partially offset by decreases in other operating expenses, particularly travel and insurance.

OTHER INCOME

         Other income was $1,352 and $4 for the three months ended June 30, 2001 and 2000, respectively. Other income for the three months ended June 30, 2001 consisted primarily of a gain on the sale of our investment in HPD of $555 and a $790 recovery on an asset written off in a prior year.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $213 to $253 for the three months ended June 30, 2001 compared to $466 for the three months ended June 30, 2000. The decrease was due primarily to a decline of $257 in interest income as a result of lower cash balances and lower interest rates in the current versus prior fiscal year. Dividend income increased $44 as compared to the prior year from additional investments in the preferred stock of RAS Holding Corp. and iLife Systems, Inc. less the impact of the sale of the preferred stock of HPD.

INTEREST EXPENSE

         Interest expense decreased $474 to $746 for the three months ended June 30, 2001 from $1,220 for the three months ended June 30, 2000 principally due to the payoff of the note to the Trustee in February 2001 and to the purchase and subsequent cancellation of $13,039 face value of the 6.75% notes of Avatex Funding since the first quarter of the prior year.

EQUITY IN LOSS OF AFFILIATES

         Equity in loss of affiliates was $3,821 for the three months ended June 30, 2001 compared to equity in loss of $5,121 for the three months ended June 30, 2000. The $1,300 decrease in our equity loss of affiliates was primarily due to our equity in Phar-Mor's loss being $1,350 less than in the prior year. Our equity in investment income earned by Phar-Mor for the three months ended June 30, 2001 was $5,612 better than in the prior year primarily due to a substantial write-down of Phar-Mor's investments in the prior year. Our equity in Phar-Mor's operating loss was $4,262 worse than in the prior year due primarily to Phar-Mor reporting lower sales revenue and lower profit margins in the current year partially offset by lower interest expense as a result of Phar-Mor's retirement of a portion of their debt.

         The results of operations for Phar-Mor for the quarter ended June 30, 2001 (its fourth quarter and year end) were not finalized as of the date of this report. We have recorded our equity in Phar-Mor's quarterly results based on Phar-Mor's most recent estimate. Phar-Mor's actual results could be different from their most recent estimate. If Phar-Mor's actual operating results are different, we will file an amended Quarterly Report on Form 10-Q reflecting our equity in the revised results.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

EXTRAORDINARY ITEMS

         We recognized a gain of $2,476 on the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding during the three months ended June 30, 2001. We recognized a gain of $172 on the purchase and subsequent cancellation of $1,356 face value of the 6.75% notes during the three months ended June 30, 2000. We also recognized our equity in Phar-Mor's gain on the early extinguishment of its debt of $172 for the three months ended June 30, 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had cash and short-term investments of approximately $7,218. During the three months ended June 30, 2001, we purchased $615 of Series B membership interests in CLAC and purchased $56 in Phar-Mor common stock raising our ownership from 47.1% to 47.6%. We also sold our investment in HPD for $2,570 in cash and received $790 on an investment that was written off in a prior year.

         Our debt consists of the 6.75% notes issued by Avatex Funding. The 6.75% notes issued by Avatex Funding require semi-annual cash interest payments of approximately $482 with the remaining principal balance of approximately $14,281 due in December 2002. Since we have guaranteed the 6.75% notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes.

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

         We will rely on cash on hand, any cash payments from our investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, could have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 7 to the condensed consolidated financial statements for the quarter ended June 30, 2001 for a discussion of our ability to continue as a going concern and management's plans for addressing those issues.

                                     OTHER

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets" which make purchase accounting the only acceptable method of accounting for business combinations and also define intangible assets other than goodwill to be recognized as part of a business combination. The new standards also eliminate the amortization of goodwill, substituting instead a valuation methodology which requires that goodwill be tested for impairment at least annually. SFAS 141 is generally effective for all business combinations after June 30, 2001. For business combinations prior to July 1, 2001 and for SFAS 142, the effective date of these statements is our fiscal year beginning after December 15, 2001. We cannot estimate, at this time, the impact on our financial condition or results of operations from the adoption of these statements.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the valuation of securities available for sale from those amounts reported in Item 7A. of the Form 10-K for the year ended March 31, 2001 except for the sale of our preferred stock and debentures related to HPD. The sale had the effect of reducing the amount outstanding for fixed rate securities available for sale with an expected maturity date of fiscal year 2006 by $138 and of reducing the amount outstanding with an expected maturity date after fiscal year 2006 by $1,644. The market value of other available for sale equity securities increased to $65 from $4 primarily as a result of the shares of WD-40 Company received on the sale of HPD.

         The carrying value of long-term debt maturing in fiscal year 2003 decreased to $11,824 as a result of the repurchase of $11,744 face value of Avatex Funding 6.75% notes during the three months ended June 30, 2001 partially offset by the amortization of the original issue discount on the notes.

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL

         With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, the following additional information is provided:

FISHER-CALO. The group of potentially responsible parties ("PRPs") at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana, has approved a structured financing arrangement with respect to the site. The arrangement requires the PRPs to contribute funds to purchase an annuity, the proceeds of which will be used to pay the remaining costs at the site, and to acquire a cost-cap insurance policy. Because National Aluminum Corporation previously prepaid its share of costs based on earlier cost estimates that were significantly higher than the current estimate, it believes that it will receive a refund once the structured financing arrangement is fully funded by the PRPs.

RELIANCE INSURANCE ISSUES. The May 21, 2001 order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance") and its subsidiary, United Pacific Insurance Company ("UPIC"), stated, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance and/or UPIC, such as the lawsuit filed by UPIC against us and the lawsuit filed by the FoxMeyer Corporation bankruptcy trustee against UPIC and us, are stayed. The
May 21, 2001 order also stated that all actions pending against an insured of Reliance and/or UPIC, such as our 1996 Shareholder Litigation, are stayed for at least 60 days. On August 2, 2001, the Pennsylvania state court entered an order stating that all actions and proceedings in certain specified cases, including our 1996 Shareholder Litigation, should be stayed for 180 days from the date of the order, and that the order constituted the court's request for comity in the extension of the stay by courts outside of Pennsylvania and the federal courts. We cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation on any of our litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

                  None

(B)      REPORTS ON 8-K

                  The following Current Report on Form 8-K was filed by us during the three months ended June 30, 2001:

                  Form 8-K dated April 24, 2001 which announced that we had purchased $11,744,000 principal amount of 6.75% Avatex Funding notes. We also announced that the National Intergroup, Inc. Retirement Program and the Davenport, Inc. Pension Plan purchased a total of $5,256,000 principal amount of the same notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                        AVATEX CORPORATION

         August 13, 2001           By:  /s/ Grady E. Schleier
                                        --------------------------------------
                                        Grady E. Schleier
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)