Form 10-K/A
period 2001-03-31
AVATEX CORP
filed 2001-10-16
CIK 716644

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

On June 1, 2001, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $4,863,000.

On June 1, 2001, there were 19,637,360 shares of the registrant's common stock outstanding before deducting 2,340,327 shares which represent the Corporation's 47.3% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III. The financial statements of, and portions of other information from, Phar-Mor, Inc. as reported in their Annual Report on Form 10-K for the fiscal year ended June 30, 2001 are incorporated by reference into Parts III and IV.

                                 EXPLANATORY NOTE

Avatex Corporation hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to include (i) the audited financial statements of Phar-Mor, Inc. (a 47% owned affiliate at March 31, 2001) and
(ii) information concerning Bonuses, LTIP Payouts and Other Compensation paid by Phar-Mor, Inc. to our Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, in their capacity as Co-Chief Executive Officers of Phar-Mor, Inc. These amounts are to be included in the section entitled "Item
11. Executive Compensation" of our Annual Report on Form 10-K. In addition, this Amendment includes the consent of Phar-Mor's independent auditors.
Prior to filing its Annual Report on October 15, 2001, Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. Avatex Corporation did not file for bankruptcy protection and is not part of the Phar-Mor bankruptcy proceeding except as it may relate to our investment in the common stock of Phar-Mor. See our Form 10-Q/A for the quarter ended June 30, 2001 for additional information.

                                   PART  III

        The information called for by Item 11 of Part III of our Annual Report on Form 10-K was incorporated by reference to our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on July 30, 2001. The amount of Bonuses, LTIP Payouts and Other Compensation paid by Phar-Mor, Inc. to our Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, in their capacity as Co-Chief Executive Officers of Phar-Mor, Inc. for its fiscal year ended June 30, 2001, was not available at the time our definitive Proxy Statement was filed. These amounts are hereby incorporated herein by reference to Item 11 of Part III of the Annual Report on Form 10-K filed by Phar-Mor, Inc. on October 15, 2001.

ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                      AVATEX CORPORATION AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following audited financial statements of Phar-Mor, Inc. (a 47% owned affiliate) for their fiscal year ending June 30, 2001 were filed on Form 10-K with the Securities and Exchange Commission on October 15, 2001 and are incorporated herein by reference (except for the Independent Auditors' Consent which is included herein):

Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000
Consolidated Statements of Operations for the Fifty-Two Weeks Ended June 30,
   2001, the Fifty-Two Weeks Ended July 1, 2000 and the Fifty-Three Weeks Ended July 3, 1999
Consolidated Statements of Changes in Stockholders' Equity for the Fifty-Two
   Weeks Ended June 30, 2001, the Fifty-Two Weeks Ended July 1, 2000 and the Fifty-Three Weeks Ended July 3, 1999
Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended June 30,
   2001, the Fifty-Two Weeks Ended July 1, 2000 and the Fifty-Three Weeks Ended July 3, 1999
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts
Independent Auditors' Consent

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-56097 on Form S-8, No. 33-37531 on Form S-3 and No. 333-84849 on Form S-4
of Avatex Corporation of our report dated September 24, 2001 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to Phar-Mor's filing for reorganization under Chapter 11 of the United States Bankruptcy Code and substantial doubt about Phar-Mor's ability to continue as a going concern) on the Phar-Mor, Inc. consolidated financial statements for the fiscal year ended June 30, 2001, incorporated by reference in Amendment No. 1 to the Annual Report on Form 10-K/A of Avatex Corporation for the fiscal year ended March 31, 2001.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 12, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Avatex Corporation


                            By /s/ Grady E. Schleier
                              --------------------------------
October 16, 2001               Grady E. Schleier
                               Senior Vice President and Chief Financial Officer