Form 10-Q/A
period 2001-06-30
AVATEX CORP
filed 2001-10-16
CIK 716644

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


                        COMMISSION FILE NUMBER 1-8549

                              AVATEX CORPORATION
        --------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)




                    DELAWARE                                  25-1425889
-----------------------------------------------------   ------------------------
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


5910 N. Central Expressway, Suite 1780, Dallas, Texas            75206
-----------------------------------------------------   ------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's Telephone Number, Including Area Code          214-365-7450
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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A of Avatex Corporation hereby amends, in its entirety, the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001. This amendment reflects the restatement of our June 30, 2001 financial statements related to our equity investment in Phar-Mor, Inc. ("Phar-Mor").

     On August 14, 2001 we issued our condensed consolidated financial statements for the three months ended June 30, 2001. These financial statements included our equity in Phar-Mor's loss based on information provided to us by Phar-Mor as of our filing date. Subsequent to the issuance of these financial statements, management determined that Phar-Mor had recognized an additional loss of $33.0 million over the amount previously reported to us which we understand was due to:

          - a reduction in the value of goodwill of $11.1 million after a review of the results of stores acquired in an acquisition in 1999,
          - an increase in the valuation allowance of $9.6 million on its deferred tax asset because there was uncertainty as to its being able to realize its deferred tax asset, and
          - a net reduction of $12.3 million in the value of its fixed assets related primarily to the closing of a number of its stores.

     Phar-Mor accounted for the impairment of the value of its goodwill and fixed assets and the increase in the valuation allowance on its deferred tax assets as fourth quarter adjustments for its fiscal year ending June 30, 2001. As a result, we have restated our condensed consolidated financial statements for the three months ended June 30, 2001 to recognize an additional $7.9 million of equity in the losses of Phar-Mor, the amount necessary to reduce our investment in Phar-Mor to zero. We will not recognize our equity in any additional losses of Phar-Mor except to the extent of approximately $9 thousand as a result of additional investments we made in Phar-Mor in July and August 2001. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001. Avatex Corporation did not file for bankruptcy and is not part of the Phar-Mor bankruptcy proceeding except as it may relate to our investment in the common stock of Phar-Mor.

                        PART 1.  FINANCIAL INFORMATION

                     AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                                 (UNAUDITED)

                                                                                           For the three months
                                                                                              ended June 30,
(in thousands, except per share amounts)                                                    2001         2000
----------------------------------------------------------------------------------------------------------------
                                                                                        As restated,
                                                                                        see Note 1
OPERATING COSTS
     Operating costs, including general and administrative costs                        $  1,185         $   914
     Depreciation and amortization                                                             6               6
----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING COSTS                                                                     (1,191)           (920)
Other income                                                                               1,352               4
INTEREST AND DIVIDEND INCOME                                                                 253             466
INTEREST EXPENSE                                                                            (746)         (1,220)
----------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS BEFORE EQUITY IN LOSS OF AFFILIATES                                    (332)         (1,670)
Equity in loss of affiliates                                                             (11,678)         (5,121)
----------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEMS                                                          (12,010)         (6,791)
EXTRAORDINARY ITEMS:
      Gain on extinguishment of debt                                                       2,476             172
      Equity in extraordinary item of affiliates                                             -               172
----------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                $ (9,534)        $(6,447)
================================================================================================================

BASIC AND DILUTED INCOME (LOSS) PER SHARE
     Loss before extraordinary items                                                    $  (0.69)        $ (0.38)
     Extraordinary items                                                                    0.14            0.02
----------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                                                      $  (0.55)        $ (0.36)
================================================================================================================

Average number of common shares outstanding - basic and diluted                           17,297          17,737
----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                                      $ (9,518)        $(6,230)
================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AVATEX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                       June 30,         March 31,
(in thousands of dollars)                                                2001             2001
-------------------------------------------------------------------------------------------------
                                                                     As restated,
                                                                      see Note 1
ASSETS
CURRENT ASSETS
     Cash and short-term investments                                 $   7,218          $  13,666
     Receivables - net                                                     162                364
     Other current assets                                                1,002              2,459
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     8,382             16,489

INVESTMENT IN AFFILIATES                                                 2,976             14,037

PROPERTY AND EQUIPMENT                                                     163                163
     Less accumulated depreciation and amortization                        118                112
-------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                  45                 51

OTHER ASSETS                                                            22,143             22,251
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $  33,546          $  52,828
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                $     874          $     960
     Other accrued liabilities                                           1,267              1,804
     Long-term debt due within one year                                    -                  -
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                2,141              2,764
LONG-TERM DEBT                                                          11,824             20,915
OTHER LONG-TERM LIABILITIES                                              8,418              8,418
COMMITMENTS AND CONTINGENCIES                                              -                  -
STOCKHOLDERS' EQUITY
     Common stock $0.01 par value; authorized 50,000,000 shares;
        issued: 19,637,360 shares                                          196                196
     Capital in excess of par value                                    193,170            193,170
     Accumulated other comprehensive loss                                  (45)               (61)
     Accumulated deficit                                              (177,053)          (167,519)
-------------------------------------------------------------------------------------------------
                                                                        16,268             25,786
     Less: equity in cost of common stock of the Corporation
          held by Phar-Mor, Inc.                                        (5,105)            (5,055)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              11,163             20,731
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  33,546          $  52,828
=================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AVATEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                 For the three months
                                                                    ended June 30,
(in thousands of dollars)                                        2001            2000
---------------------------------------------------------------------------------------
                                                             As restated,
                                                              see Note 1
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(9,534)         $(6,447)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES:
     Equity in loss of affiliates                               11,678            4,949
     Depreciation and amortization                                   6                6
     Gain on investments                                        (1,345)             -
     Other non-cash expense items, net                             162              261
     Gain on extinguishment of debt                             (2,476)            (172)
     Cash provided (used) by working capital items:
        Receivables                                                206              541
        Other assets                                               (66)          11,688
        Accounts payable and accrued liabilities                  (713)          (2,100)
---------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (2,082)           8,726
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                      (671)          (1,165)
     Proceeds from investments                                   3,360              -
---------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 2,689           (1,165)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt repurchases                                           (7,055)            (815)
---------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                           (7,055)            (815)
---------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS      (6,448)           6,746
     Cash and short-term investments, beginning of period       13,666           10,754
---------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                 $ 7,218          $17,500
=======================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AVATEX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (UNAUDITED)

NOTE 1 - RESTATEMENT

     On August 14, 2001 we issued our condensed consolidated financial statements for the three months ended June 30, 2001. These financial statements included our equity in Phar-Mor's loss based on information provided to us by Phar-Mor as of our filing date. Subsequent to the issuance of these financial statements, management determined that Phar-Mor had recognized an additional loss of $33.0 million over the amount previously reported to us which we understand was due to:

          - a reduction in the value of goodwill of $11.1 million after a review of the results of stores acquired in an acquisition in 1999,
          - an increase in the valuation allowance of $9.6 million on its deferred tax asset because there was uncertainty as to its being able to realize its deferred tax asset, and
          - a net reduction of $12.3 million in the value of its fixed assets related primarily to the closing of a number of its stores.

     Phar-Mor accounted for the impairment of the value of its goodwill and fixed assets and the increase in the valuation allowance on its deferred tax assets as fourth quarter adjustments for its fiscal year ending June 30, 2001. As a result, we have restated our condensed consolidated financial statements for the three months ended June 30, 2001 to recognize an additional $7.9 million of equity in the losses of Phar-Mor, the amount necessary to reduce our investment in Phar-Mor to zero. We will not recognize our equity in any additional losses of Phar-Mor except to the extent of approximately $9 thousand as a result of additional investments we made in Phar-Mor in July and August 2001. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 (see
Note 7). Avatex Corporation did not file for bankruptcy and is not part of the Phar-Mor bankruptcy proceeding except as it may relate to our investment in the common stock of Phar-Mor.

     A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share amounts):


                                                    As Previously
                                                      Reported      As Restated
--------------------------------------------------------------------------------
At June 30, 2001:
--------------------------------------------------------------------------------
     Investment in affiliates                        $  10,833       $   2,976
--------------------------------------------------------------------------------
     Total assets                                       41,403          33,546
--------------------------------------------------------------------------------
     Accumulated deficit                              (169,196)       (177,053)
--------------------------------------------------------------------------------
     Total stockholders' equity                         19,020          11,163
--------------------------------------------------------------------------------
For the three months ended June 30, 2001:
--------------------------------------------------------------------------------
      Equity in loss of affiliates                   $  (3,821)      $ (11,678)
--------------------------------------------------------------------------------
      Loss before extraordinary items                   (4,153)        (12,010)
--------------------------------------------------------------------------------
      Net loss                                          (1,677)         (9,534)
--------------------------------------------------------------------------------
Basic and diluted loss per share
     for the three months ended June 30, 2001:
--------------------------------------------------------------------------------
     Loss before extraordinary items                 $   (0.24)      $   (0.69)
--------------------------------------------------------------------------------
     Loss per share                                      (0.10)          (0.55)
--------------------------------------------------------------------------------


NOTE 2 - BASIS OF PRESENTATION

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

     These financial statements have been prepared on a going concern basis that contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 8 for a discussion of our ability to continue as a going concern and our plans for addressing those issues.

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

EXTRAORDINARY ITEMS: The extraordinary item for the three months ended June 30, 2001 represents gains realized on the early extinguishment of approximately $11.7 million face value of the 6.75% notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which were purchased by us in the open market. The extraordinary item for the three months ended June 30, 2000 represents gains realized on the early extinguishment of approximately $1.4 million face value of the 6.75% notes. See Note 6. Equity in extraordinary item of affiliates represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

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

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to the change in the components of other comprehensive income (loss), the details of which follow (in thousands of dollars):


                                                     For the three months ended
                                                                June 30,
                                                           2001            2000
--------------------------------------------------------------------------------
Unrealized gains on securities                             $ 16           $ 252
Reclassification adjustment for gains included in net
loss                                                          -               -
--------------------------------------------------------------------------------
Net unrealized gain                                          16             252
--------------------------------------------------------------------------------

Minimum pension liability adjustment                          -             (35)
--------------------------------------------------------------------------------
Total other comprehensive income                           $ 16           $ 217
================================================================================



NEWLY ISSUED ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method of accounting that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, that these statements will have on our financial position or results of operations.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of our issued Class A common stock. We account for our investment in Phar-Mor on an equity basis and treat Phar-Mor's investment in our common stock similar to treasury stock, with a reduction in our stockholders' equity of approximately $5.1 million at June 30, 2001 (the equivalent of 2,355,281 shares of our common stock) and $5.1 million at March 31, 2001 (the equivalent of 2,332,241 shares of our common stock). The reduction was based on our 47.6% ownership interest at June 30, 2001 and our 47.1% ownership interest at March 31, 2001 in the cost and number of shares of our common stock held by Phar-Mor.

     In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,340,747 and 1,900,263 for the three months ended June 30, 2001 and 2000, respectively. The reduction was equal to our ownership interest in our common stock since its acquisition by Phar-Mor.

NOTE 3 - INCOME (LOSS) PER SHARE OF COMMON STOCK

     The loss per share before extraordinary items for basic and diluted earnings per share was calculated by dividing the loss before extraordinary items for the three month period ended June 30, 2001 and 2000, respectively, by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by our equity in the number of shares of our stock held by Phar-Mor as explained in Note 2.

     Options to purchase approximately 3.9 million shares of common stock outstanding during the three month periods ended June 30, 2001 and 2000 were not included in the computation of diluted earn-ings per share because the average market price of our common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Warrants to purchase approximately 2.3 million shares of our Class A common stock at $2.25 per share were outstanding at June 30, 2001 and 2000. These warrants were not included in the computation of diluted earnings per share because the average market price of our common stock was less than the exercise price of the warrants.

NOTE 4 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

     The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):


                                                        For the three months ended
                                                                   June 30,
                                                                2001      2000
----------------------------------------------------------------------------------
Interest paid                                                  $ 764      $ 993
Income taxes paid                                                  -          -
Non-cash transactions:
     Stock of WD-40 Company received on sale of an investment     45          -
----------------------------------------------------------------------------------


     The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

                                                             June 30,   March 31,
                                                               2001       2001
     ---------------------------------------------------------------------------
     Other assets:
          Prepaid pension cost                               $14,386     $14,183
          Securities available for sale                        4,365       4,304
          Other investments, at cost                           1,288       1,288
          Other                                                2,104       2,476
     ---------------------------------------------------------------------------
               Total                                         $22,143     $22,251
     ===========================================================================

     Other accrued liabilities:
          Accrued interest payable                           $    43     $   517
          Liabilities related to discontinued operations         446         428
          Salaries, wages and employee benefits                  499         608
          Other                                                  279         251
     ---------------------------------------------------------------------------
               Total                                         $ 1,267     $ 1,804
     ===========================================================================

     Other long-term liabilities:
          Pension and postretirement benefits                $ 4,792     $ 4,812
          Environmental liabilities                            1,173       1,153
          Liabilities related to discontinued operations         453         453
          Other                                                2,000       2,000
     ---------------------------------------------------------------------------
               Total                                         $ 8,418     $ 8,418
     ===========================================================================



NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

     In June 2001, we received a copy of an order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). Our primary directors and officers' liability insurance carrier for the three-year period ending on or about April 25, 1998 was United Pacific Insurance Company ("UPIC"), which is a subsidiary of Reliance. The May 29, 2001 order stated, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance and/or UPIC, such as the lawsuit filed by UPIC against us and the lawsuit filed by the Trustee against UPIC and us, are stayed. The May 29, 2001 order also stated that all actions pending against an insured of Reliance and/or UPIC, such as the Zuckerman lawsuit, are stayed for at least 60 days. On August 2, 2001, the Pennsylvania state court entered an order stating that all actions and proceedings in certain specified cases, including the Zuckerman lawsuit, should be stayed for 180 days from the date of the order, and that the order constituted the court's request for comity in the extension of the stay by courts outside of Pennsylvania and the federal courts. We cannot estimate at this time the impact, if any, which might result from Reliance being placed into Rehabilitation on any of our litigation.

     There are various other pending claims and lawsuits arising out of the normal conduct of our businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on our consolidated financial condition or results of operations.

NOTE 6 - DEBT

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

NOTE 7 - INVESTMENTS

     We purchased an additional 57,000 shares of Phar-Mor common stock in the open market during the three month period ended June 30, 2001 for less than $0.1 million, which brings our ownership percentage to approximately 47.6% at June 30, 2001 from 47.1% at March 31, 2001. As a result of the increase in our equity ownership, the amount and number of shares of our common stock held by Phar-Mor that are considered treasury stock has also increased (see
Note 2).

     The carrying value of Phar-Mor on our books at June 30, 2001 was reduced to zero as a result of its losses during this quarter. The market value of our investment, based on Phar-Mor's closing price at June 29, 2001, of $0.90 on the NASDAQ National Market, was $5.2 million. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. We are unable to currently determine the market value of our holdings in Phar-Mor common stock.

     During the three months ended June 30, 2001, we also invested an additional $0.6 million in CLAC in exchange for a Series B membership in CLAC that entitles us to a preferred return. CLAC in turn invested $0.8 million in Chemlink in exchange for a Series B membership in Chemlink which entitles CLAC to a preferred return. We also disposed of our interest in HPD Holding Corp. ("HPD") for $2.6 million, including the value of the shares of WD-40 Company we received, resulting in a gain of approximately $0.6 million which is included in "Other income" for the three months ended June 30, 2001.

NOTE 8 - GOING CONCERN

     We will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 5, continue to raise substantial doubt as to our ability to continue as a going concern. See Note O to the consolidated financial statements at March 31, 2001.

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

     On August 14, 2001 we issued our condensed consolidated financial statements for the three months ended June 30, 2001. These financial statements included our equity in Phar-Mor's loss based on information provided to us by Phar-Mor as of our filing date. Subsequent to the issuance of these financial statements, management determined that Phar-Mor had recognized an additional loss of $32,942 over the amount previously reported to us which we understand was due to:

          - a reduction in the value of goodwill of $11,070 after a review of the results of stores acquired in an acquisition in 1999,
          - an increase in the valuation allowance of $9,565 on its deferred tax asset because there was uncertainty as to its being able to realize its deferred tax asset, and
          - a net reduction of $12,307 in the value of its fixed assets related primarily to the closing of a number of its stores.

     Phar-Mor accounted for the impairment of the value of its goodwill and fixed assets and the increase in the valuation allowance on its deferred tax assets as fourth quarter adjustments for its fiscal year ending June 30, 2001. As a result, we have restated our condensed consolidated financial statements for the three months ended June 30, 2001 to recognize an additional $7,857 of equity in the losses of Phar-Mor, the amount necessary to reduce our investment in Phar-Mor to zero. We will not recognize our equity in any additional losses of Phar-Mor except to the extent of approximately $9 as a result of additional investments we made in Phar-Mor in July and August 2001. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001. Avatex Corporation did not file for bankruptcy and is not part of the Phar-Mor bankruptcy proceeding except as it may relate to our investment in the common stock of Phar-Mor. See Notes 1, 2 and 7 to the condensed consolidated financial statements. The effects of the restatement have been reflected herein.

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

EQUITY IN LOSS OF AFFILIATES

     Equity in loss of affiliates was $11,678 for the three months ended June 30, 2001 compared to equity in loss of $5,121 for the three months ended
June 30, 2000. The $6,557 increase in our equity loss of affiliates was primarily due to our equity in Phar-Mor's loss being $6,507 more than in the prior year. Our equity in investment income earned by Phar-Mor for the three months ended June 30, 2001 was $5,612 better than in the prior year primarily due to a substantial write-down of Phar-Mor's investments in the prior year. Our equity in Phar-Mor's operating loss was $12,119 worse than in the prior year due primarily to Phar-Mor reporting (i) lower sales revenue and lower profit margins in the current year; (ii) a write-down of its goodwill and fixed assets as a result of its proposed store closings related to its bankruptcy filing; and (iii) establishing additional reserves against its deferred tax asset (see Overview above). The increased losses were partially offset by lower interest expense as a result of Phar-Mor's retirement of a portion of its debt.

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

     For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities are uncertain. We will likely be required to fund any cash to be paid by Avatex Funding to its note holders. We expect to receive cash from the collection of receivables and from interest and dividend income earned on our investments. We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, may continue to invest in publicly and privately held companies. The bankruptcy of Phar-Mor (see Overview above) is not expected to have any impact on our future cash flow, but it will reduce any potential value of that investment to us from a possible sale.

     We will rely on cash on hand, any cash payments from our investments and, if necessary, the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, could have a material impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 8 to the condensed consolidated financial statements for the quarter ended June 30, 2001 for a discussion of our ability to continue as a going concern and management's plans for addressing those issues.

                                    OTHER

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method of accounting that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, that these statements will have on our financial position or results of operations.

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

                         PART II - OTHER INFORMATION

                     AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL

     With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, the following additional information is provided:

FISHER-CALO. The group of potentially responsible parties ("PRPs") at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana, has approved a structured financing arrangement with respect to the site. The arrangement requires the PRPs to immediately contribute funds to purchase an annuity, the proceeds of which will be used to pay the remaining costs at the site, and to acquire a cost-cap insurance policy. Because National Aluminum Corporation previously prepaid its share of costs based on earlier cost estimates that were significantly higher than the current estimate, it believes that it will receive a refund once the structured financing arrangement is fully funded by the PRPs.

RELIANCE INSURANCE ISSUES. The May 29, 2001 order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance") and its subsidiary, United Pacific Insurance Company ("UPIC"), stated, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act, and that all actions pending against Reliance and/or UPIC, such as the lawsuit filed by UPIC against us and the lawsuit filed by the FoxMeyer Corporation bankruptcy trustee against UPIC and us, are stayed. The May 29, 2001 order also stated that all actions pending against an insured of Reliance and/or UPIC, such as our 1996 Shareholder Litigation, are stayed for at least 60 days. On August 2, 2001, the Pennsylvania state court entered an order stating that all actions and proceedings in certain specified cases, including our 1996 Shareholder Litigation, should be stayed for 180 days from the date of the order, and that the order constituted the court's request for comity in the extension of the stay by courts outside of Pennsylvania and the federal courts. We cannot estimate at this time the impact, if any, that might result from Reliance being placed into Rehabilitation on any of our litigation.

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




                                        AVATEX CORPORATION



October 16, 2001                        By: /s/ Grady E. Schleier
                                           -----------------------------------
                                           Grady E. Schleier
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)