Form 10-Q
period 2001-09-30
AVATEX CORP
filed 2001-11-14
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-8549

                               AVATEX CORPORATION
                  --------------------------------------------
                    (Exact Name of Registrant as Specified in
                                  its Charter)

                      DELAWARE                               25-1425889
------------------------------------------------------  ----------------------
           (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

5910 N. Central Expressway, Suite 1780, Dallas, Texas           75206
------------------------------------------------------  ----------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

 Registrant's Telephone Number, Including Area Code         214-365-7450
                                                         ---------------------

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X  No    .
                          ---    ---

Number of shares of Common Stock outstanding as of October 31, 2001: 19,637,360 shares before deducting 2,378,164 shares which represent the Corporation's 48.1% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                          For the three months
                                                           ended September 30,
                                                       -------------------------
(in thousands, except per share amounts)                   2001         2000
--------------------------------------------------------------------------------

Operating costs
   Operating costs, including general and
     administrative costs                              $      691   $    1,642
   Depreciation and amortization                                6            6
--------------------------------------------------------------------------------
Total operating costs                                        (697)      (1,648)
Other income (expense)                                        343           (5)
Interest and dividend income                                  202          518
Interest expense                                             (634)      (1,281)
--------------------------------------------------------------------------------
Loss from continuing operations before equity in loss
   of affiliates and minority interest                       (786)      (2,416)
Equity in loss of affiliates                               (2,355)      (3,751)
--------------------------------------------------------------------------------
Loss from continuing operations before minority
   interest                                                (3,141)      (6,167)
Minority interest                                              16            -
--------------------------------------------------------------------------------
Loss from continuing operations                            (3,125)      (6,167)
Discontinued operations
   Gain on disposal of discontinued operations                 48            -
--------------------------------------------------------------------------------
Loss before extraordinary item                             (3,077)      (6,167)
   Extraordinary item, gain on extinguishment of debt           -          112
--------------------------------------------------------------------------------
Net loss                                               $   (3,077)  $   (6,055)
================================================================================

Basic and diluted income (loss) per share:
   Loss from continuing operations                     $    (0.18)  $    (0.35)
   Discontinued operations                                      -            -
   Extraordinary item                                           -         0.01
--------------------------------------------------------------------------------
Loss per share                                         $    (0.18)  $    (0.34)
================================================================================

Average number of common shares outstanding - basic
   and diluted                                             17,268       17,678
--------------------------------------------------------------------------------

Comprehensive loss                                     $   (3,095)  $   (8,319)
================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                          For the six months
                                                          ended September 30,
                                                       -------------------------
(in thousands, except per share amounts)                   2001         2000
--------------------------------------------------------------------------------

Operating costs
   Operating costs, including general and
     administrative costs                              $    1,876   $    2,556
   Depreciation and amortization                               12           12
--------------------------------------------------------------------------------
Total operating costs                                      (1,888)      (2,568)
Other income (expense)                                      1,695           (1)
Interest and dividend income                                  455          984
Interest expense                                           (1,380)      (2,501)
--------------------------------------------------------------------------------
Loss from continuing operations before equity in loss
   of affiliates and minority interest                     (1,118)      (4,086)
Equity in loss of affiliates                              (14,033)      (8,872)
--------------------------------------------------------------------------------
Loss from continuing operations before
   minority interest                                      (15,151)     (12,958)
Minority interest                                              16            -
--------------------------------------------------------------------------------
Loss from continuing operations                           (15,135)     (12,958)
Discontinued operations
   Gain on disposal of discontinued operations                 48            -
--------------------------------------------------------------------------------
Loss before extraordinary items                           (15,087)     (12,958)
Extraordinary items:
   Gain on extinguishment of debt                           2,476          284
   Equity in extraordinary item of affiliate                    -          172
--------------------------------------------------------------------------------
Net loss                                               $  (12,611)  $  (12,502)
================================================================================

Basic and diluted income (loss) per share:
   Loss from continuing operations                     $    (0.87)  $    (0.73)
   Discontinued operations                                      -            -
   Extraordinary items                                       0.14         0.02
================================================================================
Loss per share                                         $    (0.73)  $    (0.71)
--------------------------------------------------------------------------------

Average number of common shares outstanding -
   basic and diluted                                       17,282       17,707
--------------------------------------------------------------------------------

Comprehensive loss                                     $  (12,613)  $  (14,549)
================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       September 30,   March 31,
(in thousands of dollars)                                  2001          2001
--------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                           $    6,299   $   13,666
   Receivables - net                                          173          364
   Other current assets                                     1,282        2,459
--------------------------------------------------------------------------------
Total current assets                                        7,754       16,489

Investment in affiliates                                    1,396       14,037

Property and equipment                                        163          163
   Less accumulated depreciation and amortization             124          112
--------------------------------------------------------------------------------
Net property and equipment                                     39           51

Other assets                                               22,366       22,251
--------------------------------------------------------------------------------
Total assets                                           $   31,555   $   52,828
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                    $    1,175   $      960
   Other accrued liabilities                                1,484        1,804
   Long-term debt due within one year                           -            -
--------------------------------------------------------------------------------
Total current liabilities                                   2,659        2,764
Long-term debt                                             12,201       20,915
Other long-term liabilities                                 8,392        8,418
Minority interest                                             284            -
Commitments and contingencies                                   -            -
Stockholders' equity
   Common stock $0.01 par value; authorized
     50,000,000 shares; issued: 19,637,360 shares             196          196
   Capital in excess of par value                         193,170      193,170
   Accumulated other comprehensive loss                       (63)         (61)
   Accumulated deficit                                   (180,130)    (167,519)
--------------------------------------------------------------------------------
                                                           13,173       25,786
   Less: equity in cost of common stock of the
     Corporation held by Phar-Mor, Inc.                    (5,154)      (5,055)
--------------------------------------------------------------------------------
Total stockholders' equity                                  8,019       20,731
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $   31,555   $   52,828
--------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          For the six months
                                                          ended September 30,
                                                       -------------------------
(in thousands of dollars)                                 2001         2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                               $  (12,611)  $  (12,502)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Equity in loss of affiliates                            14,033        8,700
   Depreciation and amortization                               12           12
   Loss (gain) on investments                              (1,680)         341
   Other non-cash expense items, net                          307          576
   Gain on extinguishment of debt                          (2,476)        (284)
   Minority interest                                          (16)           -
   Cash provided (used) by working capital items:
     Receivables                                              241          477
     Other assets                                            (291)       4,613
     Accounts payable and accrued liabilities                (771)      (1,514)
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities           (3,252)         419
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of investments                                 (1,190)      (1,750)
   Proceeds from sale of investments                        3,716        9,005
   Other                                                      414            -
--------------------------------------------------------------------------------
Net cash provided by investing activities                   2,940        7,255
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Debt repurchases                                        (7,055)      (1,241)
--------------------------------------------------------------------------------
Net cash used by financing activities                      (7,055)      (1,241)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (7,367)       6,433
   Cash and cash equivalents, beginning of period          13,666       10,754
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $    6,299   $   17,187
================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, Inc. ("Phar-Mor"), a 48%-owned affiliate, the Company is involved in operating a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 (see Note 6). The Company also controls 50% of the voting interests of Chemlink Laboratories, LLC ("Chemlink") through the Company's 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

BASIS OF PRESENTATION: The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.

         These financial statements have been prepared on a going concern basis that contemplates the realization of the Company's assets and the settlement of its liabilities and commitments in the normal course of business. See Note 7 for a discussion of the Company's ability to continue as a going concern and management's plans for addressing those issues.

         The Company's condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001, and should be read in conjunction with this quarterly report.

MINORITY INTEREST: The minority interest represents the approximate 41% interest in CLAC that the Company does not own. CLAC's only material asset is its investment in Chemlink (see Note 6).

EXTRAORDINARY ITEMS: The extraordinary items for the six months ended September 30, 2001 and for the three and six months ended September 30, 2000 represent gains realized on the early extinguishment of the 6.75% notes issued by the Company's subsidiary, Avatex Funding, Inc. ("Avatex Funding"). See Note 5. Equity in extraordinary item of affiliate for the six months ended September 30, 2000 represents the Company's equity in Phar-Mor's gain on the early extinguishment of its debt.

DERIVATIVES: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on April 1, 2001. The adoption of SFAS No. 133 did not impact the Company's results of operations or financial condition.

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive loss and net loss is due to the change in the components of other comprehensive income (loss), the details of which follow (in thousands of dollars):

                                                     For the three months ended    For the six months ended
                                                             September 30,                September 30,
                                                           2001        2000              2001      2000
   ---------------------------------------------------------------------------------------------------------
   Unrealized gains (losses) on  securities              $   (8)   $   1,146           $    8    $   1,398
   Reclassification adjustment for gains included
   in net loss                                              (10)      (3,410)             (10)      (3,410)
   ---------------------------------------------------------------------------------------------------------
   Net unrealized losses                                    (18)      (2,264)              (2)      (2,012)
   ---------------------------------------------------------------------------------------------------------

   Minimum pension liability adjustment                       -            -                -          (35)
   ---------------------------------------------------------------------------------------------------------
   Total other comprehensive loss                         $ (18)   $  (2,264)           $  (2)    $ (2,047)
   =========================================================================================================

NEWLY ISSUED ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. The Company applied these statements to its acquisition of additional voting interests in CLAC (see Note 6). Management of the Company does not believe that the adoption of these statements for goodwill or intangibles acquired prior to July 1, 2001 will have a material effect on its financial condition or results of operations.

         The FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the remaining life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business contained in APB Opinion No. 30 "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 eliminates the two accounting models that existed for long-lived assets under SFAS No. 121 and APB Opinion No. 30 by establishing a single model based on the framework originally established in SFAS No. 121 for long-lived assets to be disposed of by sale and resolving implementation issues related to SFAS No.
121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of either statement will have a material effect on its financial condition or results of operations.

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of the Company's issued Class A common stock. The Company accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in the Company's common stock similar to treasury stock, with a reduction in its stockholders' equity of approximately $5.2 million at September 30, 2001 (the equivalent of 2,378,164 shares of its common stock) and $5.1 million at March 31, 2001 (the equivalent of 2,332,241 shares of its common stock). The reduction was based on the Company's 48.1% ownership interest at September 30, 2001 and its 47.1% ownership interest at March 31,

2001 in the cost and number of shares of its common stock held by Phar-Mor. Depending on the outcome of Phar-Mor's bankruptcy proceeding (see Note 6), the Company may lose all or part of its investment in the common stock of Phar-Mor.

         In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,369,702 and 1,959,228 for the three months ended September 30, 2001 and 2000, respectively, and 2,355,304 and 1,929,907 for the six months ended September 30, 2001 and 2000, respectively. The reduction was equal to the Company's ownership interest in its common stock since its acquisition by Phar-Mor.

NOTE 2 - INCOME (LOSS) PER SHARE OF COMMON STOCK

         The loss per share from continuing operations for basic and diluted earnings per share was calculated by dividing the loss from continuing operations for the three and six month periods ended September 30, 2001 and 2000 by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by the Company's equity in the number of shares of its stock held by Phar-Mor as explained in Note 1.

         Options to purchase approximately 4.0 million and 3.9 million shares of common stock were outstanding at September 30, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Warrants to purchase approximately 2.3 million shares of the Company's Class A common stock at $2.25 per share were outstanding at September 30, 2001 and 2000. These warrants were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the warrants.

NOTE 3 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

         The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                   For the six months ended
                                                                          September 30,
                                                                      2001           2000
   -------------------------------------------------------------------------------------------
   Interest paid                                                      $ 764        $  1,003
   Income taxes paid (refund)                                           (46)              -
   Non-cash transactions:
      Stock of WD-40 Company received on sale of an investment           45               -
   ===========================================================================================

         The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

                                                                  September 30,     March 31,
                                                                      2001            2001
         -------------------------------------------------------------------------------------
          Other assets:
             Prepaid pension cost                                   $   14,589     $   14,183
             Securities available for sale                               4,303          4,304
             Other investments, at cost                                  1,288          1,288
             Other                                                       2,186          2,476
         -------------------------------------------------------------------------------------
               Total                                                $   22,366     $   22,251
         =====================================================================================

          Other accrued liabilities:
             Accrued interest payable                               $      284     $      517
             Liabilities related to discontinued operations                445            428
             Salaries, wages and employee benefits                         542            608
             Other                                                         213            251
         -------------------------------------------------------------------------------------
               Total                                                $    1,484     $    1,804
         =====================================================================================

          Other long-term liabilities:
             Pension and postretirement benefits                    $    4,751     $    4,812
             Environmental liabilities                                   1,188          1,153
             Liabilities related to discontinued operations                453            453
             Other                                                       2,000          2,000
         -------------------------------------------------------------------------------------
               Total                                                $    8,392     $    8,418
         =====================================================================================

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Company has retained responsibility for certain potential environmental liabilities attributable to former operating units. The Company is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to sites of these former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and its subsidiaries have received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

         At September 30, 2001, the Company had reserves of approximately $1.3 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

         The amount of reserves for environmental liabilities is difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not formerly owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties. Moreover, the Company may have environmental liabilities that cannot, in management's judgment, be estimated at this time and losses attributable to remediation costs may arise at other sites. The Company recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change the current assessment. A change in the estimated liability could have a material impact on the Company's financial condition and results of operations.

         The Company and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under ZUCKERMAN, ET AL. V. FOXMEYER HEALTH CORPORATION, ET AL., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Company's common and formerly outstanding preferred stocks during the period July 19, 1995 through August 27, 1996. In May 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Company and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning its National Distribution Center and Delta computer systems and the resulting impact on the Company's existing and future business and financial condition. In March 1998, the court denied the Company's motion to dismiss the amended complaint in the lawsuit. The Company intends to continue to vigorously defend itself in the lawsuit and is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

         In 1997, the bankruptcy trustee and certain creditors of the Company's former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against the Company, certain former officers and directors of Ben Franklin and certain of the Company's current and former officers and directors. The Company along with its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying the Company's own defense costs and those of its officers and directors, the Company also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the Company's request as a director or officer of Ben Franklin. The bankruptcy trustee and creditors of Ben Franklin are still litigating these cases against the remaining defendants. If liability is ever imposed in any of the lawsuits, the Company may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law. The Company is unable to estimate the possible loss, if any, which may accrue from these lawsuits.

         In April 1998, the trustee of the FoxMeyer Corporation ("FoxMeyer") bankruptcy proceeding (the "Trustee") filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to the Company. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against the Company, the Trustee released the Company from all liability and provided the director-defendants in this lawsuit with covenants not to execute. The Company has agreed to pay the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at the Company's request as a director or officer of FoxMeyer. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

         In June 2001, the Company received a copy of an order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). The Company's primary directors and officers' liability insurance carrier for the three-year period ending on or about April 25, 1998 was United Pacific Insurance Company ("UPIC"), which is a subsidiary of Reliance. The May 29, 2001 order stated, among other things, that Reliance is being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act. On October 3, 2001, the court entered an Order of Liquidation that superseded the May 29, 2001 order, terminated the rehabilitation of Reliance and UPIC and appointed the insurance commissioner of the State of Pennsylvania as liquidator. The Company cannot estimate at this time the impact, if any, which might result from Reliance and UPIC being liquidated on any of the Company's litigation.

         There are various other pending claims and lawsuits arising out of the normal conduct of the Company's businesses. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material effect on the Company's consolidated financial condition or results of operations.

NOTE 5 - DEBT

         The extraordinary item for the six months ended September 30, 2001 represents a gain realized on the early extinguishment of approximately $11.7 million face value of the 6.75% notes issued by the Company's subsidiary, Avatex Funding, that were purchased by the Company for approximately $7.1 million. The gain of $2.5 million represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The remaining face value of the notes is approximately $14.3 million.

         The extraordinary items for the extinguishment of debt for the three and six months ended September 30, 2000 represent gains on the early extinguishment of $0.7 million and $2.1 million face value, respectively, of the 6.75% notes of Avatex Funding. The notes were purchased for $0.4 million and $1.2 million, respectively.

NOTE 6 - INVESTMENTS

         The Company purchased an additional 113,600 shares of Phar-Mor common stock in the open market during the six month period ended September 30, 2001 for approximately $0.1 million, which brings the Company's ownership percentage to approximately 48.1% at September 30, 2001 from 47.1% at March 31, 2001. As a result of the increase in the Company's equity ownership, the amount and number of shares of its common stock held by Phar-Mor that are considered treasury stock has also increased (see Note 1).

         The carrying value of Phar-Mor on the Company's books at June 30, 2001 was reduced to zero as a result of Phar-Mor's losses during that quarter. The Company will not recognize any additional losses in Phar-Mor after June 30, 2001 except that, in the current quarter, the Company recognized a loss of $9 thousand due to the investments the Company made in Phar-Mor common stock in July and August 2001. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. Depending on the outcome of Phar-Mor's bankruptcy proceeding, the Company may lose all or part of its investment in the common stock of Phar-Mor. The Company is unable to currently determine the market value of its holdings in Phar-Mor common stock. Our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, continue to serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor.

         The Company disposed of its interest in HPD Holding Corp. ("HPD") for $2.6 million, including the value of the shares of WD-40 Company it received, resulting in a gain of approximately $0.6 million which is included in "Other income" for the six months ended September 30, 2001. The Company has subsequently sold all the WD-40 Company shares it received for a gain of approximately $10 thousand.

         Before September 1, 2001, the Company owned 41% of the voting rights in CLAC and accounted for its investment in CLAC on an equity basis. During the quarter ended September 30, 2001, and prior to the purchase discussed below, management of the Company determined that the $5.6 million value CLAC assigned to various Chemlink's patents had become impaired. The Company recognized a loss of $2.2 million for its equity in the write-down of those patents to their estimated net realizable value. The impairment in value was a result of new patents Chemlink is obtaining which limit the market for products based on these older patents.

         In order to provide additional financing to Chemlink until it is able to generate sufficient cash flow from its operations, CLAC made a $1.4 million investment in Chemlink during the six months ended September 30, 2001. The additional investment in Chemlink was part of an overall restructuring of the membership interests in Chemlink. The membership interests received by CLAC for its additional investment during the current fiscal year will earn a preferred return and have preference in liquidation over the other membership interests. In addition, CLAC's prior investments in Chemlink were modified and will also earn a preferred return and have preference in liquidation to other members' interests in Chemlink. CLAC's voting interest in Chemlink remains at 50% of the total membership interests entitled to vote on most matters.

         In order to provide the Company's portion of the funds used by CLAC to make its additional investment in Chemlink, as described above, the Company invested $1.1 million in CLAC during the six months ended September 30, 2001. The additional investment by the Company in CLAC was part of an overall restructuring of CLAC's membership interests. The membership interests received by the Company for its additional investment will earn a preferred return. The Company also increased its ownership interest in CLAC's voting rights from 41% to 59% as of September 1, 2001 as a result of the restructuring. The only material asset of CLAC is its investment in Chemlink.

         Therefore, since September 1, 2001, because the Company has owned 59% of the voting rights in CLAC, it has reported CLAC's results on a consolidated basis. The remaining 41% of the voting rights in CLAC that the Company does not own are accounted for as a minority interest from that date.

         Assuming that the Company had increased its interest in CLAC's voting rights to 59% on April 1, 2001 by making its $1.1 million contribution as of that date, the following are the Company's estimated pro forma results for the three and six months ended September 30, 2001 (in thousands of dollars):

                                                   For the three months ended     For the six months ended
                                                       September 30, 2001            September 30, 2001
-------------------------------------------------------------------------------------------------------------
                                                   As reported       Pro forma     As reported    Pro forma
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations before equity
in loss of affiliates and minority interest        $    (786)       $    (788)     $  (1,118)     $  (1,126)
Equity in loss of affiliates                          (2,355)          (5,631)       (14,033)       (17,474)
Loss from continuing operations before
minority interest                                     (3,141)          (6,419)       (15,151)       (18,600)
Minority interest                                         16            3,284             16          3,451
Loss from continuing operations                       (3,125)          (3,135)       (15,135)       (15,149)
Loss before extraordinary items                       (3,077)          (3,087)       (15,087)       (15,101)
Net loss                                              (3,077)          (3,087)       (12,611)       (12,625)
Basic and diluted loss per share:
   Loss from continuing operations                 $   (0.18)       $   (0.18)     $   (0.87)     $   (0.87)
   Discontinued operations                                 -                -              -              -
   Extraordinary items                                     -                -           0.14           0.14
   Loss per share                                  $   (0.18)       $   (0.18)     $   (0.73)     $   (0.73)
=============================================================================================================

         Assuming the Company had increased its interest in CLAC's voting right to 59% and made its investment of $1.1 million on April 1, 2000, the following are the Company's estimated pro forma results for the three and six month periods ended September 30, 2000 (in thousands of dollars):

                                                   For the three months ended       For the six months ended
                                                       September 30, 2000               September 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                   As reported      Pro forma      As reported    Pro forma
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations before equity
in loss of affiliates and minority interest        $  (2,416)       $ (2,431)      $   (4,086)    $   (4,116)
Equity in loss of affiliates                          (3,751)         (3,891)          (8,872)        (9,104)
Loss from continuing operations before minority
interest                                              (6,167)         (6,322)         (12,958)       (13,220)
Minority interest                                          -             146             -               244
Loss from continuing operations                       (6,167)         (6,176)         (12,958)       (12,976)
Net loss                                              (6,055)         (6,064)         (12,502)       (12,520)
Basic and diluted loss per share:
   Loss from continuing operations                 $   (0.35)       $   (0.35)     $    (0.73)    $    (0.73)
   Discontinued operations                                 -                -            -                -
   Extraordinary items                                  0.01             0.01            0.02           0.02
   Loss per share                                  $   (0.34)       $   (0.34)     $    (0.71)    $    (0.71)
=============================================================================================================

NOTE 7 - GOING CONCERN

         The Company will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4, continue to raise substantial doubt as to the Company's ability to continue as a going concern. See Note O to the consolidated financial statements at March 31, 2001.

         To overcome these remaining matters, management of the Company will continue its vigorous defense of its remaining litigation until these matters are finally resolved. However, there is no assurance that the Company will be able to settle these lawsuits in a favorable manner. In addition, there is no assurance that any of the Company's investments will produce adequate returns to overcome the Company's operating losses and provide adequate funds for its debt repayments or for future operations. The Company will continue to manage its investments and look for additional opportunities to try to successfully return to profitability. Finally, there is no assurance that the Company will be able to continue to buy back its debt at substantial discounts to face value.

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)

OVERVIEW

         Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. Through Phar-Mor, a 48%-owned affiliate, we are involved in operating a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001. We also control 50% of the voting interests of Chemlink through our 59% interest in CLAC. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

          Our investment in Phar-Mor was reduced to zero at June 30, 2001 as a result of the recognition of our equity in Phar-Mor's losses during that quarter. Therefore, there was no immediate impact on our financial condition as a result of the bankruptcy filing by Phar-Mor in September 2001. Depending on the outcome of Phar-Mor's bankruptcy proceeding, we may lose all or part of our investment in the common stock of Phar-Mor. We did not file for bankruptcy and are not part of the Phar-Mor bankruptcy proceeding except as it may relate to our investment in the common stock of Phar-Mor. Our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, continue to serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor. See Notes 1 and 6 to the condensed consolidated financial statements.

         The extraordinary item for the six months ended September 30, 2001 represents gains realized on the early extinguishment of approximately $11,744 face value of the 6.75% notes issued by our subsidiary, Avatex Funding, which were purchased by us for approximately $7,055. The gain of $2,476 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. This purchase reduced the outstanding face value of the 6.75% notes to $14,281. In addition, two of our pension plans also purchased a total of $5,256 face amount of the 6.75% notes for $3,154.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000

OPERATING COSTS

         Total operating costs decreased $951 to $697 for the three months ended September 30, 2001 compared to $1,648 for the three months ended September 30, 2000. Operating costs decreased primarily as a result of decreased legal expenses of $1,355 and other expenses of $89, principally from a franchise tax refund. These were partially offset by an increase of $93 in expenses related to our pension plans and $400 of settlements received on our McKesson Corporation lawsuit in the prior year.

         Total operating costs decreased $680 to $1,888 for the six months ended September 30, 2001 compared to $2,568 for the six months ended September 30, 2000. Operating costs decreased primarily as a result of decreased legal expenses of $1,316 and other expenses of $122, principally from a franchise tax refund. These were partially offset by an increase of $358 in expenses related to our pension plans and $400 of settlements received on our McKesson Corporation lawsuit in the prior year.

OTHER INCOME

         Other income of $343 for the three months ended September 30, 2001 was primarily due to a gain of $325 related to a payment received on an asset sold in a prior year and $10 in gains on the sale of securities. Other expense of $5 for the three months ended September 30, 2000 was related primarily to the write-down of $3,751 in the value of our investment in Phar-Mor partially offset by a gain on the sale of our investment in Carson, Inc. of $3,410 and a gain of $325 related to an asset sold in a prior fiscal year.

         Other income of $1,695 for the six months ended September 30, 2001 was primarily due to gains on the sale of securities and investments of $565 and payments received of $1,115 on assets sold or written-off in prior fiscal years. Other expense of $1 for the six months ended September 30, 2000 was due primarily to those same items as in the three month period ending September 30, 2000.

INTEREST AND DIVIDEND INCOME

         Interest and dividend income decreased $316 to $202 for the three months ended September 30, 2001 compared to $518 for the three months ended September 30, 2000. The decrease was due to a decline of $285 in interest income as a result of lower cash balances and lower interest rates in the current versus prior fiscal year and a decline of $47 in interest on notes receivable which were either redeemed or converted to preferred stock. Dividend income increased $16 as compared to the prior year primarily from earning a higher dividend rate on the preferred stock of RAS Holding Corp. and from the additional investment we made in the preferred stock of iLife Systems, Inc. less the impact of the sale of the preferred stock of HPD.

         Interest and dividend income decreased $529 to $455 for the six months ended September 30, 2001 compared to $984 for the six months ended September 30, 2000. The decrease was due to a decline of $493 in interest income as a result of lower cash balances and lower interest rates in the current versus prior fiscal year and a decline of $96 in interest on notes receivable which were either redeemed or converted to preferred stock. Dividend income increased $60 as compared to the prior year primarily from earning a higher dividend rate on the preferred stock of RAS Holding Corp. and from the additional investment we made in the preferred stock of iLife Systems, Inc. less the impact of the sale of the preferred stock of HPD.

INTEREST EXPENSE

         Interest expense decreased $647 to $634 for the three months ended September 30, 2001 from $1,281 for the three months ended September 30, 2000. Interest expenses decreased $1,121 to $1,380 for the six months ended September 30, 2001 compared to $2,501 for the six months ended September 30, 2000. The decrease for both periods was principally due to the payoff of the note to the Trustee in February 2001 and the purchase and subsequent cancellation of $12,323 face value of the 6.75% notes of Avatex Funding since the second quarter of the prior year.

EQUITY IN LOSS OF AFFILIATES

         Equity in loss of affiliates was $2,355 for the three months ended September 30, 2001 compared to equity in loss of affiliates of $3,751 for the three months ended September 30, 2000. The $1,396 decrease in our equity loss of affiliates was due to the following:

         (i) Our equity in Phar-Mor's loss was $3,496 less than in the prior year. The decrease is due to the reduction in the value of our investment to zero as a result of equity losses in Phar-Mor recognized in the first quarter of fiscal 2002. As a result, we will not recognize any additional losses in Phar-Mor after June 30, 2001 except that, in the current quarter, we recognized a loss of $9 due to the investments we made in Phar-Mor common stock in July and August 2001.

         (ii) Our equity loss in CLAC increased by $2,174 due primarily to the write-down of the value of certain of Chemlink's patents (see
                Note 6 to the condensed consolidated financial statements).
         (iii) We recognized an equity loss of $71 from our investment in Chemlink for the month of September as a result of CLAC being consolidated since September 1, 2001 (see Note 6 to the condensed consolidated financial statements).
         (iv) Our equity loss from other investments decreased by $145 primarily from losses incurred in the prior year from our investment in Cyclone Acquisition Company, LLC ("Cyclone").

         Equity in loss of affiliates was $14,033 for the six months ended September 30, 2001 compared to equity in loss of affiliates of $8,872 for the six months ended September 30, 2000. The $5,161 increase in our equity loss of affiliates was primarily due to the following:

         (i) Our equity in Phar-Mor's loss was $3,011 more than in the prior year. The increase was due primarily to the substantial losses incurred by Phar-Mor in the three month period ending June 30, 2001 due to higher operating losses, the write-down of goodwill and fixed assets and the reduction in the carrying value of their deferred tax asset. As a result of these losses, our equity in their losses reduced our investment to zero. We did not recognize any additional losses in Phar-Mor after June 30, 2001 except that, in the current quarter, we recognized a loss of $9 due to the investments we made in Phar-Mor common stock in July and August 2001.
         (ii) There was an increase in our equity loss of $2,220 from our investment in Chemlink due primarily to the write-down of the value of certain of Chemlink's patents (see Note 6 to the condensed consolidated financial statements).
         (iii) We recognized an equity loss of $71 from our investment in Chemlink for the month of September as a result of CLAC being consolidated since September 1, 2001 (see Note 6 to the condensed consolidated financial statements).
         (iv) Our equity loss from other investments decreased by $141 primarily from losses incurred in the prior year from our investment in Cyclone.

INCOME TAXES

         We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

MINORITY INTEREST

         As a result of the change in our accounting for CLAC (see Note 6 to the condensed consolidated financial statements), CLAC's results are consolidated with our results starting September 1, 2001. Therefore, this caption in the statement of operations represents the portion of the equity loss in Chemlink for the month of September that was allocated to CLAC's minority interest. There was no corresponding minority interest in the prior year as CLAC was carried on an equity basis.

DISCONTINUED OPERATIONS

         The gain on discontinued operations for the three and six months ended September 30, 2001 was due to a tax refund received on one of our former real estate investments.

EXTRAORDINARY ITEMS

         We recognized a gain of $2,476 on the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding during the six months ended September 30, 2001. We recognized a gain of $112 and $284 on the purchase and subsequent cancellation of $716 and $2,072 face value, respectively, of the 6.75% notes during the three and six months ended September 30, 2000. We also recognized our equity in Phar-Mor's gain on the early extinguishment of its debt of $172 for the six months ended September 30, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash and cash equivalents of approximately $6,299. During the six months ended September 30, 2001, we purchased $1,076 of membership interests in CLAC and purchased $114 in Phar-Mor common stock raising our ownership from 47.1% to 48.1%. We also sold our investment in HPD for $2,601 and received $1,115 on investments that were written off or sold in a prior year.

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

         For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities are uncertain. We will likely be required to fund any cash to be paid by Avatex Funding to its note holders. We expect to receive cash from the collection of receivables and from interest and dividend income earned on our investments. We continuously evaluate current and potential investments in connection with an ongoing review of our investment strategies and, as opportunities arise, may continue to invest in publicly and privately held companies. The bankruptcy of Phar-Mor (see Overview above) will likely reduce any potential future value of that investment to us.

         We will rely on cash on hand, any cash payments from our investments and, if necessary, the proceeds from the sale of our investments to meet future obligations. We are involved in litigation which, if we were to lose, could have a material adverse impact on our financial condition, liquidity and results of operations. These financial statements have been prepared on a going concern basis which contemplates the realization of our assets and the settlement of our liabilities and commitments in the normal course of business. See Note 7 to the condensed consolidated financial statements for the quarter ended September 30, 2001 for a discussion of our ability to continue as a going concern and management's plans for addressing those issues.

                                      OTHER

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. We applied these statements to our acquisition of additional voting interests in CLAC (see Note 6 to the condensed consolidated financial statements). We do not believe that the adoption of these statements for goodwill or intangibles acquired prior to July 1, 2001 will have a material effect on our financial condition or results of operations.

         The FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the remaining life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business contained in APB Opinion No. 30 "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 eliminates the two accounting models that existed for long-lived assets under SFAS No. 121 and APB Opinion No. 30 by establishing a single model based on the framework originally established in SFAS No. 121 for long-lived assets to be disposed of by sale and resolving implementation issues related to SFAS No.
121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of either statement will have a material effect on our financial condition or results of operations.

         Cautionary Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that we may be unable to implement our strategies to continue as a going concern. In industries in which we operate or invest, we also face risks associated with competitive pressures; the effects on our investment as a result of the Phar-Mor bankruptcy filing; the ability of the management of the companies in which we have invested to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, customer concentration issues and the effects of general economic conditions including the changes resulting from the effects of the events of September 11, 2001 and their aftermath. In addition, our business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in our reports and statements we have filed from time to time with the Securities and Exchange Commission, including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the valuation of securities available for sale from those amounts reported in Item 7A. of the Form 10-K for the year ended March 31, 2001 except for the sale of our preferred stock and debentures related to HPD. The sale had the effect of reducing the amount outstanding for fixed rate securities available for sale with an expected maturity date of fiscal year 2006 by $138 and of reducing the amount outstanding with an expected maturity date after fiscal year 2006 by $1,644. The market value of other available for sale equity securities decreased to $2 from $4.

         The carrying value of long-term debt maturing in fiscal year 2003 decreased to $12,201 as a result of the repurchase of $11,744 face value of Avatex Funding 6.75% notes during the six months ended September 30, 2001 partially offset by the amortization of the original issue discount on the notes. The fair value of the long-term debt at March 31, 2001 was its carrying value. Management believes that the carrying value of the long-term debt at September 30, 2001 still represents fair value.

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL

         With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, the following additional information is provided:

MCKESSON LITIGATION. In October 2001, the 192nd Judicial District Court of Dallas County, Texas, denied McKesson Corporation's first amended no evidence motion for summary judgment. The court has set a hearing on November 26, 2001 on McKesson Corporation's affirmative motion for summary judgment and various other motions in the case.

1996 SHAREHOLDER LITIGATION. Following the entry of the Order of Liquidation with respect to Reliance Insurance Company ("Reliance"), as discussed below, we withdrew our motion to stay the Zuckerman lawsuit.

FISHER-CALO. The group of potentially responsible parties ("PRPs") at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana, has approved a structured financing arrangement with respect to the site. The arrangement requires the PRPs to immediately contribute funds to purchase an annuity, the proceeds of which will be used to pay the remaining costs at the site, and to acquire a cost-cap insurance policy. Because National Aluminum Corporation ("NAC") previously prepaid its share of costs based on earlier cost estimates that were significantly higher than the current estimate, NAC believes that it will receive a refund once the structured financing arrangement is fully funded by the PRPs.

GREEN RIVER. On August 10, 2001, the Environmental Protection Agency ("EPA") issued a special notice letter to various PRPs, including NAC, with respect to EPA's August 2001 record of decision for the Green River Disposal site. In addition, the PRP with the largest allocated share of liability at the site, W.R. Grace & Co., has filed for relief under the Bankruptcy Code. We are unable to estimate the impact, if any, that this bankruptcy filing may have on NAC's obligations at the site.

RELIANCE INSURANCE ISSUES. On May 29, 2001, a Pennsylvania state court entered an order with respect to Reliance and its subsidiary, United Pacific Insurance Company ("UPIC"), placing Reliance and UPIC into "Rehabilitation" under Pennsylvania's Insurance Department Act. On October 3, 2001, the court entered an Order of Liquidation, which superseded the May 29 order, terminated the rehabilitation of Reliance and UPIC and appointed the insurance commissioner of the State of Pennsylvania as liquidator. We cannot estimate at this time the impact, if any, that might result from Reliance and UPIC being liquidated on any of our litigation.

BEN FRANKLIN LITIGATION. In the lawsuits filed by the chapter 7 trustee of Ben Franklin Retail Stores, Inc. and certain of its creditors, on August 31, 2001, the United States District Court for the Northern District of Illinois entered two orders that accepted the recommendations of the Bankruptcy Court and dismissed the lawsuits against all of the defendants except for two counts in one case against David Brainard. The plaintiffs in these cases have appealed the dismissal orders to the United States Court of Appeals for the Seventh Circuit.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

                         We held our annual meeting of stockholders on September
                25, 2001. At that meeting, the following two individuals were elected by our stockholders to serve as directors until the annual meeting of stockholders in the year 2004, and the number of votes cast for or withheld for each of these individuals was as follows:

                         -------------------------------------------------
                                                      For       Withheld
                         -------------------------------------------------
                            William A. Lemer      18,037,141    512,305
                         -------------------------------------------------
                            John L. Wineapple     18,037,432    512,014
                         -------------------------------------------------

                         In addition, Abbey J. Butler, Melvyn J. Estrin, Hyman
                H. Frankel, Fred S. Katz and Charles C. Pecarro are the continuing directors of the Company who did not stand for re-election at this annual meeting and whose terms of office do not expire until 2002 or 2003.

                         Our stockholders also approved an Amended and Restated
                Stock Option and Performance Award Plan that amended and restated the National Intergroup, Inc. 1993 Stock Option and Performance Award Plan in its entirety. The number of votes cast for, against or abstaining for the amended plan was as follows:

                         -------------------------------------------------------
                                                       For     Against   Abstain
                         -------------------------------------------------------
                            Amended and Re-
                              stated Plan          7,944,704  1,384,559  51,189
                         -------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                10-A Second Amendment to Employment Agreement, dated September 25, 2001 between the registrant and John G. Murray.
                10-B Third Amendment to Employment Agreement, dated September 25, 2001 between the registrant and Grady E. Schleier.
                10-C Third Amendment to Employment Agreement, dated September 25, 2001 between the registrant and Robert H. Stone.
                10-D Avatex Corporation Amended and Restated Stock Option and Performance Award Plan

         (b) REPORTS ON 8-K

                The following Current Report on Form 8-K was filed by us during the three months ended September 30, 2001:

                Form 8-K dated September 24, 2001 announced that Phar-Mor, our 48%-owned affiliate, had filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on that date.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                      AVATEX CORPORATION

         November 14, 2001            By:  /s/ Grady E. Schleier
                                           -----------------------
                                           Grady E. Schleier
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)