Form 10-Q
period 2001-12-31
AVATEX CORP
filed 2002-02-13
CIK 716644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-8549

                               AVATEX CORPORATION
               -----------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)



                    DELAWARE                              25-1425889
 ------------------------------------------------  -------------------------
         (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             INDENTIFICATION NO.)


     5910 N. Central Expressway, Suite 1780,
                Dallas, Texas                               75206
 ------------------------------------------------  -------------------------
    (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code       214-365-7450
                                                   -------------------------


Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Number of shares of Common Stock outstanding as of January 31, 2002:
19,637,360 shares before deducting 2,378,164 shares which represent the Corporation's 48.1% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

                          PART 1. FINANCIAL INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                       For the three months
                                                                                        ended December 31,
                                                                                  -----------------------------
(in thousands, except per share amounts)                                               2001               2000
---------------------------------------------------------------------------------------------------------------
Operating income (loss)
  Gain on settlement of legal action, net of expenses                                $ 2,561             $ 980
  Operating costs, including general and administrative costs                           (634)           (1,265)
  Depreciation and amortization                                                           (6)               (7)
---------------------------------------------------------------------------------------------------------------
Total operating income (loss)                                                          1,921              (292)
Other income (expense)                                                                (1,844)                8
Interest and dividend income                                                             176               547
Interest expense                                                                        (640)           (1,284)
---------------------------------------------------------------------------------------------------------------
Loss before equity in loss of affiliates and minority interest                          (387)           (1,021)
Equity in loss of affiliates                                                            (169)           (3,874)
---------------------------------------------------------------------------------------------------------------
Loss before minority interest                                                           (556)           (4,895)
Minority interest                                                                         80                 -
---------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                                                         (476)           (4,895)
Extraordinary items:
  Gain on extinguishment of debt                                                           -               100
  Equity in extraordinary item of affiliate                                                -             7,491
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $  (476)          $ 2,696
===============================================================================================================

Basic and diluted income (loss) per share:
  Loss before extraordinary items                                                    $ (0.03)          $ (0.28)
  Extraordinary items                                                                      -              0.43
---------------------------------------------------------------------------------------------------------------
Income (loss) per share                                                              $ (0.03)          $  0.15
===============================================================================================================

Average number of common shares outstanding - basic and diluted                       17,259            17,533
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                          $  (478)          $ 2,678
===============================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                                       For the nine months
                                                                                        ended December 31,
                                                                                     ------------------------
(in thousands, except per share amounts)                                               2001            2000
-------------------------------------------------------------------------------------------------------------

Operating income (loss)
      Gain on settlement of legal action, net of expenses                            $  2,561        $  1,372
      Operating costs, including general and administrative costs                      (2,510)         (4,213)
      Depreciation and amortization                                                       (18)            (19)
-------------------------------------------------------------------------------------------------------------
Total operating income (loss)                                                              33          (2,860)
Other income (expense)                                                                   (149)              7
Interest and dividend income                                                              631           1,531
Interest expense                                                                       (2,020)         (3,785)
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations before equity in loss
      of affiliates and minority interest                                              (1,505)         (5,107)
Equity in loss of affiliates                                                          (14,202)        (12,746)
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations before minority interest                              (15,707)        (17,853)
Minority interest                                                                          96               -
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                       (15,611)        (17,853)
Discontinued operations
      Gain on disposal of discontinued operations                                          48               -
-------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                                                       (15,563)        (17,853)
Extraordinary items:
      Gain on extinguishment of debt                                                    2,476             384
      Equity in extraordinary item of affiliate                                             -           7,663
-------------------------------------------------------------------------------------------------------------
Net loss                                                                             $(13,087)       $ (9,806)
=============================================================================================================

Basic and diluted income (loss) per share:
      Loss from continuing operations                                                $  (0.90)       $  (1.02)
      Discontinued operations                                                               -               -
      Extraordinary items                                                                0.14            0.46
-------------------------------------------------------------------------------------------------------------
Loss per share                                                                       $  (0.76)       $  (0.56)
=============================================================================================================

Average number of common shares outstanding - basic and diluted                        17,276          17,649
-------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                   $(13,091)       $(11,871)
=============================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       AVATEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        December 31,             March 31,
(in thousands of dollars)                                                                   2001                    2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
         Cash and cash equivalents                                                       $   7,002                $ 13,666
         Receivables - net                                                                     232                     364
         Other current assets                                                                  696                   2,459
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         7,930                  16,489

Investment in affiliates                                                                     1,416                  14,037

Property and equipment                                                                         163                     163
         Less accumulated depreciation and amortization                                        130                     112
---------------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                                      33                      51

Other assets                                                                                21,197                  22,251
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $  30,576               $  52,828
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                                $     711               $     960
         Other accrued liabilities                                                           1,199                   1,804
         Long-term debt due within one year                                                 12,584                       -
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   14,494                   2,764
Long-term debt                                                                                   -                  20,915
Other long-term liabilities                                                                  8,290                   8,418
Minority interest                                                                              251                       -
Commitments and contingencies                                                                    -                       -
Stockholders' equity
         Common stock $0.01 par value; authorized: 50,000,000 shares;
            issued: 19,637,360 shares                                                          196                     196
         Capital in excess of par value                                                    193,170                 193,170
         Accumulated other comprehensive loss                                                  (65)                    (61)
         Accumulated deficit                                                              (180,606)               (167,519)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            12,695                  25,786
         Less equity in cost of common stock of the Corporation
                             held by Phar-Mor, Inc.                                         (5,154)                 (5,055)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   7,541                  20,731
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $  30,576               $  52,828
=================================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       For the nine months
                                                                                        ended December 31,
                                                                                   ---------------------------
(in thousands of dollars)                                                             2001             2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                           $ (13,087)        $ (9,806)
Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
     Equity in loss of affiliates                                                     14,202            5,083
     Depreciation and amortization                                                        18               19
     Loss on investments                                                                 171              340
     Other non-cash expense items, net                                                    39              906
     Gain on extinguishment of debt                                                   (2,476)            (384)
     Minority interest                                                                   (96)               -
     Cash provided (used) by working capital items:
        Receivables                                                                      189              400
        Other assets                                                                    (283)          11,700
        Accounts payable and accrued liabilities                                      (1,319)          (2,376)
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      (2,642)           5,882
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of investments                                                          (1,381)          (2,504)
     Proceeds from sale of investments                                                 3,959            9,005
     Other                                                                               414                -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                              2,992            6,501
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Contributions by minority interest to consolidated subsidiary                        41                -
     Debt repurchases                                                                 (7,055)          (1,587)
--------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                 (7,014)          (1,587)
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (6,664)          10,796
     Cash and cash equivalents, beginning of period                                   13,666           10,754
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $  7,002         $ 21,550
====================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      AVATEX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS: Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. The Company owns 48% of Phar-Mor, Inc. ("Phar-Mor") which operates a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 (see Note 6). The Company also controls 50% of the voting interests of Chemlink Laboratories, LLC ("Chemlink") through the Company's 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

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

    The Company's condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001, and should be read in conjunction with this quarterly report.

MINORITY INTEREST: The minority interest represents the approximate 41% interest in CLAC that the Company does not own. CLAC's only material asset is its investment in Chemlink (see Note 6).

EXTRAORDINARY ITEMS: The extraordinary items for the nine months ended December 31, 2001 and for the three and nine months ended December 31, 2000 represent gains realized on the early extinguishment of the 6.75% notes issued by the Company's subsidiary, Avatex Funding, Inc. ("Avatex Funding"). See Note 5. Equity in extraordinary item of affiliate for the three and nine months ended December 31, 2000 represents the Company's equity in Phar-Mor's gain on the early extinguishment of its debt.

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

COMPREHENSIVE INCOME (LOSS): The difference in comprehensive income (loss) and net income (loss) is due to the change in the components of other comprehensive income (loss), the details of which follow (in thousands of dollars):

                                                For the three months ended    For the nine months ended
                                                       December 31,                  December 31,
                                                       2001          2000           2001        2000
---------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on  securities           $   (695)       $  (18)       $  (687)     $  1,381
Reclassification adjustment for losses
  (gains) included in net income (loss)                 693             -            683        (3,411)
---------------------------------------------------------------------------------------------------------
Net unrealized losses                                    (2)          (18)            (4)       (2,030)
---------------------------------------------------------------------------------------------------------

Minimum pension liability adjustment                      -             -              -           (35)
---------------------------------------------------------------------------------------------------------
Total other comprehensive loss                     $     (2)       $  (18)       $    (4)     $ (2,065)
=========================================================================================================

NEWLY ISSUED ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. The Company applied these statements to its acquisition of additional voting interests in CLAC (see Note 6). Management of the Company does not believe that the adoption of these statements for goodwill or intangibles acquired prior to July 1, 2001 will have a material effect on its financial condition or results of operations.

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

COMMON STOCK OF AVATEX CORPORATION HELD BY AN AFFILIATE: Phar-Mor currently owns 4,948,600 shares or 25.2% of the Company's issued common stock. The Company accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in the Company's common stock similar to treasury stock, with a reduction in its stockholders' equity of approximately $5.2 million at December 31, 2001 (the equivalent of 2,378,164 shares of its common stock) and $5.1 million at March 31, 2001 (the equivalent of 2,332,241 shares of its common stock). The reduction was based on the Company's 48.1% ownership interest at December 31, 2001 and its 47.1% ownership interest at March 31, 2001 in the cost and number of shares of its common stock held by Phar-Mor. Depending on the outcome of Phar-Mor's bankruptcy proceeding (see Note 6), the Company may lose all or part of its investment in the common stock of Phar-Mor.

     In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,378,164 and 2,104,334 for the three months ended December 31, 2001 and 2000, respectively, and 2,361,799 and 1,988,260 for the nine months ended December 31, 2001 and 2000, respectively. The reduction was equal to the Company's ownership interest in its common stock since its acquisition by Phar-Mor.

NOTE 2 - INCOME (LOSS) PER SHARE OF COMMON STOCK

    The loss per share from continuing operations for basic and diluted earnings per share was calculated by dividing the loss from continuing operations for the three and nine month periods ended December 31, 2001 and 2000 by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by the Company's equity in the number of shares of its stock held by Phar-Mor as explained in
Note 1.

    Options to purchase approximately 4.0 million and 3.9 million shares of common stock were outstanding at December 31, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Warrants to purchase approximately
2.3 million shares of the Company's common stock at $2.25 per share were outstanding at December 31, 2001 and 2000. These warrants were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the warrants.

NOTE 3 - SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

    The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

                                                                             For the nine months ended
                                                                                    December 31,
                                                                             2001                  2000
----------------------------------------------------------------------------------------------------------
Interest paid                                                               $1,246               $  1,896
Income taxes paid (refund)                                                     (46)                     -
Non-cash transactions:
     Stock of WD-40 Company received on sale of an investment                   45                      -
==========================================================================================================

    The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

                                                        December 31,      March 31,
                                                            2001            2001
-------------------------------------------------------------------------------------
Other assets:
     Prepaid pension cost                                 $  14,791      $   14,183
     Securities available for sale                            3,606           4,304
     Other investments, at cost                                  78           1,288
     Cash surrender value of life insurance                   2,011           1,782
     Accrued dividends on preferred stock                       633             430
     Other                                                       78             264
-------------------------------------------------------------------------------------
          Total                                           $  21,197      $   22,251
=====================================================================================

Other accrued liabilities:
     Accrued interest payable                             $      43      $      517
     Liabilities related to discontinued operations             445             428
     Salaries, wages and employee benefits                      510             608
     Other                                                      201             251
-------------------------------------------------------------------------------------
          Total                                            $  1,199      $    1,804
=====================================================================================

Other long-term liabilities:
     Pension and postretirement benefits                  $   4,649      $   4,812
     Environmental liabilities                                1,188          1,153
     Liabilities related to discontinued operations             453            453
     Liabilities for potential claims                         2,000          2,000
-------------------------------------------------------------------------------------
          Total                                            $  8,290       $  8,418
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

    At December 31, 2001, the Company had reserves of approximately $1.3 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

    The Company filed a lawsuit against McKesson Corporation ("McKesson") and certain pharmaceutical manufacturers in January 1997 related to the actions the Company alleged they took to drive our pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business. The Company previously settled with the various pharmaceutical manufacturers and, in December 2001, the Company settled with McKesson. After payment of contingent attorneys' fees and other expenses and the distributions described below, the Company retained $2.6 million in the current fiscal year relating to the litigation. Under the terms of the June 1999 merger agreement between the Company and Xetava Corporation, certain of the Company's former preferred stockholders had elected to exchange their preferred shares for cash, notes, warrants and a deferred contingent cash right. The deferred contingent cash right entitled the former shareholders to a percentage of the Company's net recovery in the McKesson litigation. The amount distributed to these stockholders in December 2001 was approximately $0.4 million. In addition, in fiscal 1998, the Company granted certain current and former employees awards under its Performance Incentive Plan relating to the litigation. The amount distributed to the current and former employees in December 2001 was 17.5% of the net proceeds of the litigation or approximately $0.4 million.

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

    In 1997, the bankruptcy trustee and certain creditors of the Company's former 17%-owned subsidiary, Ben Franklin Retail Stores, Inc. ("Ben Franklin"), filed lawsuits against the Company, certain former officers and directors of Ben Franklin and certain of the Company's current and former officers and directors. The Company along with its officers and directors have since been dropped as defendants in the lawsuits. In connection with paying the Company's own defense costs and those of its officers and directors, the Company also initially paid a portion of the defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the Company's request as a director or officer of Ben Franklin. All of the cases have been dismissed at least once, and the plaintiffs have appealed the dismissal orders. As a result of the liquidation proceedings involving United Pacific Insurance Company ("UPIC"), as discussed below, we are paying the appeal costs of certain defendants. If liability is ever imposed in any of the lawsuits, the Company may, if appropriate, agree at a future date to indemnify certain of the remaining defendants in the lawsuit in accordance with Delaware law. The Company is unable to estimate the possible loss, if any, which may accrue from these lawsuits.

    In April 1998, the trustee of the FoxMeyer Corporation ("FoxMeyer") bankruptcy proceeding (the "Trustee") filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to the Company. In October 1997, in connection with the settlement of a separate lawsuit brought by the Trustee against the Company, the Trustee released the Company from all liability and provided the direc-tor-defendants in this lawsuit with covenants not to execute. The Company has paid the initial defense costs of the individuals who are named as defendants in the lawsuit by reason of the fact that they may have been serving at the Company's request as a director or officer of FoxMeyer. In September 1999, the Delaware Bankruptcy Court entered an order establishing procedures for a joint insolvency trial in the lawsuit and in certain other lawsuits brought by the Trustee against other persons and entities related to the FoxMeyer bankruptcy cases.

    In June 2001, the Company received a copy of an order entered by a Pennsylvania state court with respect to Reliance Insurance Company ("Reliance"). The Company's primary directors and officers' liability insurance carrier for the three-year period ending on or about April 25, 1998 was UPIC, which is a subsidiary of Reliance. The May 29, 2001 order stated, among other things, that Reliance and UPIC were being placed into "Rehabilitation" under Pennsylvania's Insurance Department Act. On October 3, 2001, the court entered an Order of Liquidation that superseded the May 29, 2001 order, terminated the rehabilitation of Reliance and UPIC and appointed the insurance commissioner of the State of Pennsylvania as liquidator. The Company cannot estimate at this time the impact, if any, which might result from Reliance and UPIC being liquidated on any of the Company's litigation.

    There are various other pending claims and lawsuits arising out of the normal conduct of the Company's businesses. In the opinion of management, the ultimate outcome of these other claims and lawsuits will not have a material effect on the Company's consolidated financial condition or results of operations.

NOTE 5 - DEBT

    The extraordinary item for the nine months ended December 31, 2001 represents a gain realized on the early extinguishment of approximately $11.7 million face value of the 6.75% notes issued by the Company's subsidiary, Avatex Funding, that were purchased by the Company for approximately $7.1 million. The gain of $2.5 million represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The face value of the remaining notes is approximately $14.3 million.

    The extraordinary items for the extinguishment of debt for the three and nine months ended December 31, 2000 represent gains on the early extinguishment of $0.6 million and $2.7 million face value, respectively, of the 6.75% notes of Avatex Funding. The notes were purchased for $0.3 million and $1.6 million, respectively.

NOTE 6 - INVESTMENTS

    The Company purchased an additional 113,600 shares of Phar-Mor common stock in the open market during the six month period ended September 30, 2001 for approximately $0.1 million, which brings the Company's ownership percentage to approximately 48.1% at December 31, 2001 from 47.1% at March 31, 2001. As a result of the increase in the Company's equity ownership, the amount and number of shares of its common stock held by Phar-Mor that are considered treasury stock has also increased (see Note 1).

    The carrying value of Phar-Mor on the Company's books at June 30, 2001 was reduced to zero as a result of Phar-Mor's losses during that quarter. The Company will not recognize any additional losses in Phar-Mor after June 30, 2001 except that, in the quarter ended September 30, 2001, the Company recognized a loss of $9 thousand due to the investments the Company made in Phar-Mor common stock in July and August 2001. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. Depending on the outcome of Phar-Mor's bankruptcy proceeding, the Company may lose all or part of its investment in the common stock of Phar-Mor. The Company is unable to currently determine the market value of its holdings in Phar-Mor common stock. Our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, continue to serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor.

    The Company disposed of its interest in HPD Holding Corp. ("HPD") for $2.6 million, including the value of the shares of WD-40 Company it received, resulting in a gain of approximately $0.6 million which is included in "Other income (expense)" for the nine months ended December 31, 2001. The Company has subsequently sold all the WD-40 Company shares it received for a gain of approximately $10 thousand.

    During the quarter ended December 31, 2001, the Company wrote down its investment in ILife Systems, Inc. ("ILife") by $2.1 million to reflect an other than temporary decline in the value of the investment. ILife is undergoing certain structural changes which have decreased the value of the Company's investment. As part of the restructuring, the Company loaned an additional $0.2 million to a newly formed subsidiary of ILife in January 2002.

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

    In order to provide the Company's portion of the funds used by CLAC to make its additional investment in Chemlink, as described above, the Company invested $1.1 million in CLAC. The additional investment by the Company in CLAC was part of an overall restructuring of CLAC's membership interests. The membership interests received by the Company for its additional investment will earn a preferred return. The Company also increased its ownership interest in CLAC's voting rights from 41% to 59% as of September 1, 2001 as a result of the restructuring. The only material asset of CLAC is its investment in Chemlink.

    Therefore, since September 1, 2001, because the Company has owned 59% of the voting rights in CLAC, it has reported CLAC's results on a consolidated basis. The remaining 41% of the voting rights in CLAC that the Company does not own are accounted for as a minority interest from that date.

    Assuming that the Company had increased its interest in CLAC's voting rights to 59% on April 1, 2001 by making its $1.1 million contribution as of that date, the following are the Company's estimated pro forma results for the nine months ended December 31, 2001 (in thousands of dollars):

                                                            For the nine months ended
                                                                  December 31,
------------------------------------------------------------------------------------------
                                                        As reported        Pro forma
------------------------------------------------------------------------------------------
Loss from continuing operations before equity in
     loss of affiliates and minority interest             $  (1,505)     $  (1,513)
Equity in loss of affiliates                                (14,202)       (17,643)
Loss from continuing operations before minority
     interst                                                (15,707)       (19,156)
Minority interest                                                96          3,534
Loss from continuing operations                             (15,611)       (15,622)
Loss before extraordinary items                             (15,563)       (15,574)
Net loss                                                    (13,087)       (13,098)
Basic and diluted loss per share:
     Loss from continuing operations                      $   (0.90)     $   (0.90)
     Discontinued operations                                      -              -
     Extraordinary items                                       0.14           0.14
     Loss per share                                       $   (0.76)     $   (0.76)
==========================================================================================

There is no impact on the reported amounts for the three months ended December 31, 2001 as these amounts reflect the increase in our voting rights during the whole period.

    Assuming the Company had increased its interest in CLAC's voting right to 59% and made its investment of $1.1 million on April 1, 2000, the following are the Company's estimated pro forma results for the three and nine month periods ended December 31, 2000 (in thousands of dollars):

                                                     For the three months ended   For the nine months ended
                                                          December 31, 2000            December 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                     As reported     Pro forma    As reported     Pro forma
-------------------------------------------------------------------------------------------------------------
Loss from continuing operations before equity
     in loss of affiliates and minority interest       $  (1,021)     $ (1,036)     $  (5,107)     $ (5,152)
Equity in loss of affiliates                              (3,874)       (3,996)       (12,746)      (13,100)
Loss from continuing operations before minority
     interest                                             (4,895)       (5,032)       (17,853)      (18,252)
Minority interest                                              -           120              -           360
Loss from continuing operations                           (4,895)       (4,912)       (17,853)      (17,892)
Net income (loss)                                          2,696         2,679         (9,806)       (9,845)
Basic and diluted loss per share:
     Loss from continuing operations                   $   (0.28)     $  (0.28)     $   (1.02)     $  (1.02)
     Discontinued operations                                   -             -              -             -
     Extraordinary items                                    0.43          0.43           0.46          0.46
     Income (loss) per share                           $    0.15     $    0.15      $   (0.56)     $  (0.56)
=============================================================================================================

    In addition, CLAC made additional investments in Chemlink of $0.2 million at the end of December 2001 (of which $41 thousand was contributed by the minority interest in CLAC). This contribution did not change the percentage voting rights of CLAC in Chemlink and did not materially change the Company's voting rights in CLAC.

NOTE 7 - GOING CONCERN

    The Company will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4, continue to raise substantial doubt as to the Company's ability to continue as a going concern. See Note O to the consolidated financial statements at March 31, 2001. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by the Company, mature in December 2002 and are now classified as current liabilities. The Company had previously anticipated that its lawsuit against McKesson and others, as described in Note 4, and its 48% ownership interest in Phar-Mor, as described in Note 6, might generate funds to assist in funding the payoff of the 6.75% notes in December 2002. During the quarter ended December 31, 2001, however, the Company settled the McKesson lawsuit which resulted in the Company retaining approximately $2.6 million after payment of contingent litigation and other expenses and distributions. Also, as previously reported, Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, the $14.8 million in prepaid pension costs included in the amount of "Other assets" at December 31, 2001 cannot be converted into funds that would be available to the Company.

    The Company had adequate funds at December 31, 2001 to meet its obligations then due and believes it has adequate funds to continue to pay its debts as they become due until the maturity date of the 6.75% notes in December 2002. As discussed above, it is unlikely that any value exists in the McKesson litigation or in the Company's ownership interest in Phar-Mor beyond the amount the Company already received in the McKesson settlement. Therefore, the assets of the Company may be inadequate to repay the notes in full at maturity in December 2002.

    Management of the Company continues to investigate strategies and alternatives to address these issues. In addition, the Company will continue its vigorous defense of the remaining litigation until those matters are finally resolved. There is no assurance, however, that the Company will be able to resolve its lawsuits in a favorable manner, or that any of the Company's investments will produce adequate returns to overcome the Company's operating losses and provide adequate funds for debt repayment or future operations. Finally, there is no assurance that the Company will be able to continue to buy back its debt at substantial discounts to face value or that it will be able to renegotiate the terms on its debt to prevent a default on that debt.

    The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties.

                       AVATEX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

OVERVIEW

    Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. We own 48% of Phar-Mor which operates a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001. We also control 50% of the voting interests of Chemlink through our 59% interest in CLAC. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications.

    We filed a lawsuit against McKesson and certain pharmaceutical manufacturers in January 1997 related to the actions we alleged they took to drive our pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business. We previously settled with the various pharmaceutical manufacturers and, in December 2001, we settled with McKesson. After payment of contingent attorneys' fees and other expenses and the distributions described below, we retained approximately $2,561 in the current fiscal year relating to the litigation. Under the terms of the June 1999 merger agreement between us and Xetava Corporation, certain of our former preferred stockholders had elected to exchange their preferred shares for cash, notes, warrants and a deferred contingent cash right. The deferred contingent cash right entitled the former shareholders to a percentage of our net recovery in the McKesson litigation. The amount distributed to these stockholders in December 2001 was approximately $386. In addition, in fiscal 1998, we granted certain current and former employees awards under our Performance Incentive Plan relating to the litigation. The amount distributed to current and former employees in December 2001 was 17.5% of the net proceeds of the litigation or approximately $401.

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

    The extraordinary item for the nine months ended December 31, 2001 represents gains realized on the early extinguishment of approximately $11,744 face value of the 6.75% notes issued by our subsidiary, Avatex Funding, which were purchased by us for approximately $7,055. The gain of $2,476 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. This purchase reduced the outstanding face value of the 6.75% notes to $14,281. In addition, two of our pension plans also purchased a total of $5,256 face amount of the 6.75% notes for $3,154.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 2000

GAIN ON SETTLEMENT OF LEGAL ACTION

    Gain on settlement of legal action for all periods reflects the net proceeds received from our settlement with McKesson in fiscal year 2002 and with certain pharmaceutical manufacturers in fiscal year 2001 after certain contingent legal and other expenses paid directly from the settlement. See the discussion above.

OPERATING COSTS

    Total operating costs including depreciation and amortization decreased $632 to $640 for the three months ended December 31, 2001 compared to $1,272 for the three months ended December 31, 2000. Operating costs decreased primarily as a result of a decrease in legal expenses of $387, a decrease of $84 in travel expenses and a decrease of $161 in other expenses principally from the settlement of the McKesson litigation.

    Total operating costs decreased $1,704 to $2,528 for the nine months ended December 31, 2001 compared to $4,232 for the nine months ended December 31, 2000. Operating costs decreased primarily as a result of decreased legal expenses of $1,695, a decrease in travel expenses of $102 and a decrease in other expenses of $242 principally from a franchise tax refund and the settlement of the McKesson litigation. These were partially offset by an increase of $335 in expenses related to our pension plans.

OTHER INCOME (EXPENSE)

    Other expense of $1,844 for the three months ended December 31, 2001 was primarily due to a loss of $2,094 for the decline in value of our investment in ILife partially offset by a gain of $242 related to a payment received on a receivable written off in a prior year. Other income was $8 for the three months ended December 31, 2000.

    Other expense of $149 for the nine months ended December 31, 2001 was primarily due to a loss of $2,094 for the decline in value of our investment in ILife partially offset by $566 of gains on the sale of securities and investments and $1,357 in payments received on assets sold or written off in prior fiscal years. Other income of $7 for the nine months ended December 31, 2000 was due primarily to gains on the sale of our investment in Carson, Inc. of $3,411 and on a payment received on an asset written off in a prior fiscal year of $325, offset by the $3,751 write-down of our investment in Phar-Mor.

INTEREST AND DIVIDEND INCOME

    Interest and dividend income decreased $371 to $176 for the three months ended December 31, 2001 compared to $547 for the three months ended December 31, 2000. The decrease was due to a decline of $328 in interest income as a result of lower cash balances and lower interest rates in the current versus prior fiscal year and a decline of $56 in interest on notes receivable which were either redeemed or converted to preferred stock. Dividend income increased $13 as compared to the prior year primarily from earning a higher dividend rate on the preferred stock of RAS Holding Corp. ("RAS") and from the additional investment we made in the preferred stock of ILife less the impact of the sale of the preferred stock of HPD.

    Interest and dividend income decreased $900 to $631 for the nine months ended December 31, 2001 compared to $1,531 for the nine months ended December 31, 2000. The decrease was due to a decline of $812 in interest income as a result of lower cash balances and lower interest rates in the current versus prior fiscal year and a decline of $161 in interest on notes receivable which were either redeemed or converted to preferred stock. Dividend income increased $73 as compared to the prior year primarily from earning a higher dividend rate on the preferred stock of RAS and from the additional investment we made in the preferred stock of ILife less the impact of the sale of the preferred stock of HPD.

INTEREST EXPENSE

    Interest expense decreased $644 to $640 for the three months ended December 31, 2001 from $1,284 for the three months ended December 31, 2000. Interest expense decreased $1,765 to $2,020 for the nine months ended December 31, 2001 compared to $3,785 for the nine months ended December 31, 2000. The decrease for both periods was principally due to the payoff of the note to the Trustee in February 2001 and the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding.

EQUITY IN LOSS OF AFFILIATES

    Equity in loss of affiliates was $169 for the three months ended December 31, 2001 compared to equity in loss of affiliates of $3,874 for the three months ended December 31, 2000. The $3,705 decrease in our equity loss of affiliates was due to the following:

     (i) Our equity in Phar-Mor's loss was $3,787 less than in the prior year. The decrease is due to the reduction in the value of our investment to zero as a result of equity losses in Phar-Mor recognized in prior quarters of fiscal 2002. As a result, we did not recognize any additional losses in the current quarter (see
           Note 6 to the condensed consolidated financial statements).

     (ii) We did not recognize an equity loss in CLAC in the current quarter compared to a loss of $91 in the prior year due to the consolidation of CLAC effective September 2001 (see Note 6 to the condensed consolidated financial statements).

     (iii) We recognized an equity loss of $173 from our investment in Chemlink for the current quarter as a result of CLAC being consolidated since September 1, 2001 (see Note 6 to the condensed consolidated financial statements).

     Equity in loss of affiliates was $14,202 for the nine months ended December 31, 2001 compared to equity in loss of affiliates of $12,746 for the nine months ended December 31, 2000. The $1,456 increase in our equity loss of affiliates was primarily due to the following:

     (i) Our equity in Phar-Mor's loss was $776 less than in the prior year. The decrease was due primarily to Phar-Mor's losses being recognized only until our basis was reduced to zero in the current year (see
           Note 6 to the condensed consolidated financial statements) compared to three quarters of losses in the prior year.

     (ii) There was an increase in our equity loss of $2,128 from our investment in Chemlink due primarily to the write-down of the value of certain of Chemlink's patents (see Note 6 to the condensed consolidated financial statements).

     (iii) We recognized an equity loss of $244 from our investment in Chemlink for the period since September 1, 2001 (see Note 6 to the condensed consolidated financial statements).

     (iv) Our equity loss from other investments decreased by $140 primarily from losses incurred in the prior year from our investment in Cyclone Acquisition Company, LLC.

INCOME TAXES

    We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

MINORITY INTEREST

    As a result of the change in our accounting for CLAC (see Note 6 to the condensed consolidated financial statements), CLAC's results are consolidated with our results starting September 1, 2001. Therefore, this caption in the statement of operations represents the portion of the equity loss in Chemlink for the quarter and for the year-to-date period since September 2001 that was allocated to CLAC's minority interest. There was no corresponding minority interest in the prior year as CLAC was carried on an equity basis.

DISCONTINUED OPERATIONS

    The gain on discontinued operations for the nine months ended December 31, 2001 was due to a tax refund received on one of our former real estate investments.

EXTRAORDINARY ITEMS

    We recognized a gain of $2,476 on the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding during the nine months ended December 31, 2001. We recognized a gain of $100 and $384 on the purchase and subsequent cancellation of $579 and $2,651 face value, respectively, of the 6.75% notes during the three and nine months ended December 31, 2000. We also recognized our equity in Phar-Mor's gain on the early extinguishment of its debt of $7,491 for the three months and $7,663 for the nine months ended December 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, we had cash and cash equivalents of approximately $7,002. During the nine months ended December 31, 2001, we purchased $1,267 of membership interests in CLAC and purchased $114 in Phar-Mor common stock raising our ownership from 47.1% to 48.1%. We also sold our investment in HPD for $2,602 and received $1,357 on investments that were written off or sold in a prior year.

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

    For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities are uncertain. We will likely be required to fund any cash to be paid by Avatex Funding to its note holders. We expect to receive cash from the collection of receivables and from interest and dividend income earned on our investments. However, dividends on the preferred stock of RAS and ILife have never been paid in cash and may continue to be deferred.

    We will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4 to the condensed consolidated financial statements, continue to raise substantial doubt as to our ability to continue as a going concern. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by us, mature in December 2002 and are now classified as current liabilities. We had previously anticipated that our lawsuit against McKesson and others, as described in Note 4, and our 48% ownership interest in Phar-Mor, as described in Note 6, might generate funds to assist in funding the payoff of the 6.75% notes in December 2002. During the quarter ended December 31, 2001, however, we settled the McKesson lawsuit which resulted in our retaining approximately $2,561 after payment of contingent litigation and other expenses and distributions. Also, as previously reported, Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, the $14,791 in prepaid pension costs included in the amount of "Other assets" at December 31, 2001 cannot be converted into funds that would be available to us.

    We had adequate funds at December 31, 2001 to meet our obligations then due and believe we have adequate funds to continue to pay our debts as they become due until the maturity date of the 6.75% notes in December 2002. As discussed above, it is unlikely that any value exists in the McKesson litigation or in our ownership interest in Phar-Mor beyond the amount we already received in the McKesson settlement. Therefore, our assets may be inadequate to repay the notes in full at maturity in December 2002.

    The principal development stage companies in which we have invested are RAS, Chemlink and ILife. None of these companies has yet reached a stage where cash flows from ongoing operations are positive. Each of these companies has had to meet its respective liquidity needs by raising additional capital. No assurances can be made that they will either be successful in generating positive operational cash flows or in raising additional capital if needed. Additionally, while these companies had minimal revenues during their latest fiscal year, none have yet been successful in firmly establishing products in its respective market.

    Our management continues to investigate strategies and alternatives to address these issues. In addition, we will continue our vigorous defense of the remaining litigation until those matters are finally resolved. There is no assurance, however, that we will be able to resolve our lawsuits in a favorable manner, or that any of our investments will produce adequate returns to overcome our operating losses and provide adequate funds for debt repayment or future operations. Finally, there is no assurance that we will be able to continue to buy back our debt at substantial discounts to face value or that we will be able to renegotiate the terms on our debt to prevent a default on that debt.

    These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed above.

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

    The FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the remaining life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business contained in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 eliminates the two accounting models that existed for long-lived assets under SFAS No. 121 and APB Opinion No. 30 by establishing a single model based on the framework originally established in SFAS No. 121 for long-lived assets to be disposed of by sale and resolving implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of either statement will have a material effect on our financial condition or results of operations.

    Cautionary Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that we may be unable to implement strategies to continue as a going concern. Management believes that assets may be inadequate to fund the payoff of the 6.75% notes when they mature in December 2002 and that we may be unable to develop any strategies that will allow the Company to operate after that date. In industries in which we operate or invest, we also face risks associated with competitive pressures; the effects on our investment as a result of the Phar-Mor bankruptcy filing; the ability of the management of the companies in which we have invested to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, customer concentration issues and the effects of general economic conditions including the changes resulting from the effects of the events of September 11, 2001 and their aftermath. In addition, our business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in our reports and statements we have filed from time to time with the Securities and Exchange Commission, including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Certain material changes have taken place which have changed the values reported in Item 7A. of the Form 10-K for the year ended March 31, 2001. We sold our preferred stock and debentures related to HPD. The sale had the effect of reducing the amount outstanding of fixed rate securities available for sale with an expected maturity date of fiscal year 2006 by $138 and of reducing the amount outstanding with an expected maturity date after fiscal year 2006 by $1,644. We also believe the fair value of the remaining $4,300 of fixed rate securities held for sale at March 31, 2001 has decreased to approximately $3,600. All the other available for sale equity securities have been sold.

     The carrying value of long-term debt maturing in fiscal year 2003 reported in Item 7A at December 31, 2001 decreased to $12,584 as a result of the repurchase of $11,744 face value of Avatex Funding 6.75% notes during the nine months ended December 31, 2001 partially offset by the amortization of the original issue discount on the notes. The fair value of the long-term debt at March 31, 2001 was its carrying value. Management believes that the fair value of the long-term debt at December 31, 2001 is substantially below its carrying value (see "Liquidity and Capital Resources" section above).

                           PART II - OTHER INFORMATION

                       AVATEX CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL

    With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, the following additional information is provided:

MCKESSON LITIGATION. In December 2001, we settled all of our claims against McKesson Corporation ("McKesson") and all claims asserted by McKesson against us and certain of our officers in the lawsuit we had filed against McKesson and various pharmaceutical manufacturers in 1997. We had previously settled with all of the other defendants in the case.

1996 SHAREHOLDER LITIGATION. Following the entry of the Order of Liquidation with respect to Reliance Insurance Company ("Reliance"), as discussed below, we withdrew our motion to stay the Zuckerman lawsuit. In addition, the Zuckerman court granted the plaintiffs' unopposed motion to certify a class of purchasers of common stock as to federal claims and reserved judgment on all other class certification issues.

FISHER-CALO. The group of potentially responsible parties ("PRPs") at the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana, has approved a structured financing arrangement with respect to the site. The arrangement requires the PRPs to immediately contribute funds to purchase an annuity, the proceeds of which will be used to pay the remaining costs at the site, and to acquire a cost-cap insurance policy. Because National Aluminum Corporation ("NAC") previously prepaid its share of costs based on earlier cost estimates that were significantly higher than the buyout amount, NAC expects to receive a refund of approximately $316,000 in February 2002.

GREEN RIVER. On August 10, 2001, the Environmental Protection Agency ("EPA") issued a special notice letter to various PRPs, including NAC, with respect to the EPA's August 2001 record of decision for the Green River Disposal site. The EPA and various PRPs, including NAC, are currently negotiating the terms of a Consent Decree with respect to the special notice letter and record of decision.

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

BEN FRANKLIN LITIGATION. In the lawsuits filed by the chapter 7 trustee of Ben Franklin Retail Stores, Inc. ("Ben Franklin") and certain of its creditors, on August 31, 2001, the United States District Court for the Northern District of Illinois entered two orders that accepted the recommendations of the Bankruptcy Court and dismissed the lawsuits against all of the defendants except for two counts in one case against David Brainard. The plaintiffs in these cases have appealed the dismissal orders to the United States Court of Appeals for the Seventh Circuit. Due to the Reliance liquidation described above, we are paying the appeal costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS
                  None

         (b)   REPORTS ON 8-K

                  The following Current Report on Form 8-K was filed by us during the three months ended December 31, 2001:

                  Form 8-K dated December 7, 2001 announced the settlement of our lawsuit against McKesson Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                  AVATEX CORPORATION



February 12, 2002            By:  /s/ Grady E. Schleier
                                  ----------------------------------------------
                                  Grady E. Schleier
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)