Form 10-K
period 2002-03-31
AVATEX CORP
filed 2002-06-07
CIK 716644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-8549

AVATEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1425889 (I.R.S. Employer Identification No.)
5910 North Central Expressway, Suite 1780, Dallas, Texas (Address of principal executive offices)	75206 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

On May 28, 2002, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $103,000.

On May 28, 2002, there were 19,637,357 shares of the registrant's common stock outstanding before deducting 2,378,164 shares which represent the Corporation's 48.1% equity interest in common stock of the Corporation owned by Phar-Mor, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

        None.

PART I

ITEM 1. BUSINESS

        Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. We consolidated Chemlink Laboratories, LLC ("Chemlink") at March 31, 2002 as a result of our control of 50% of the voting interests of Chemlink through our 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Prior to March 31, 2002, Chemlink was carried on an equity basis (see discussion below). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. We also own 48% of Phar-Mor, Inc. ("Phar-Mor") which operates a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001.

        We were incorporated in Delaware on September 27, 1982, under the name National Intergroup, Inc. We were formed to effect a corporate restructuring of National Steel Corporation ("NSC") and its subsidiaries. On September 13, 1983, NSC was merged into one of our subsidiaries and the stockholders of NSC became our stockholders. We sold substantially all of our investment in NSC and related metals operations by fiscal 1991 and invested in distribution businesses, principally FoxMeyer Corporation ("FoxMeyer"). On August 27, 1996, FoxMeyer filed for protection under Chapter 11 of the Bankruptcy Code. On November 8, 1996, the Bankruptcy Court approved the sale of the principal assets of FoxMeyer and FoxMeyer Drug Company ("FoxMeyer Drug") to McKesson Corporation ("McKesson"). On March 18, 1997, the FoxMeyer Chapter 11 cases were converted into Chapter 7 liquidation cases. On December 7, 1999, we merged with Xetava Corporation ("Xetava"), a wholly-owned subsidiary, which resulted in the elimination of our outstanding preferred stock and the issuance of a new Class A $0.01 par value common stock in place of the previously outstanding $5.00 par value common stock.

        We have also been involved in making significant investments in other operating activities. Since fiscal 1993, we have made investments in various real estate properties and loans. We sold the last of these investments in May 1999. Starting in September 1995, we directly and indirectly acquired certain equity investments in Phar-Mor and, at March 31, 2002, owned approximately 48.1% of Phar-Mor's outstanding common stock. Depending on the outcome of Phar-Mor's bankruptcy proceeding, we may lose all or part of our ownership interest in Phar-Mor. Starting in March 1998, we made equity investments in Chemlink through CLAC and currently own approximately 59% of CLAC's outstanding membership interests. Our current investments are described in the "Description of Business" section below.

        As discussed more fully in Note O to the consolidated financial statements and in "Liquidity and Capital Resources" contained herein in Item 7, it is possible that we will not have sufficient cash to pay the $14.3 million face amount of the 6.75% notes issued by Avatex Funding, Inc. ("Avatex Funding"), and guaranteed by us, when they mature on December 7, 2002. Our management continues to investigate strategies and alternatives to address this issue. However, should we not be able to generate sufficient cash flows from our investments, restructure our liabilities, and/or obtain additional financing, we may have to seek protection under the federal bankruptcy laws. We had adequate funds at March 31, 2002 to meet our obligations then due, and we believe we have adequate funds to continue to pay our debts as they become due until the maturity date of the 6.75% notes. The financial statements contained herein have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from this uncertainty.

Description of Business

        Cautionary Statement under the Private Securities Litigation Reform Act of 1995: This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that we may be unable to implement strategies to continue as a going concern. Management believes that our assets may be inadequate to retire the 6.75% notes issued by Avatex Funding, and guaranteed by us, at the notes' maturity in December 2002, and we may be unable to develop any strategies that will allow us to operate after that date. In companies in which we have invested, we also face risks associated with competitive pressures; the effects on our investment in Phar-Mor as a result of its bankruptcy filing; the ability of the management of the companies in which we have invested to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, decreased availability of venture capital, customer concentration issues and the effects of general economic conditions including the changes resulting from the effects of the events of September 11, 2001 and their aftermath. In addition, our business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in our reports and statements we have filed from time to time with the Securities and Exchange Commission, including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

        Our fiscal year ends on March 31; therefore, references to fiscal 2002 or 2002, fiscal 2001 or 2001, etc. herein refer to our fiscal year ending on March 31 of that year.

Chemlink Laboratories, LLC

        We, through CLAC, control 50% of the voting interests of Chemlink. Effective March 31, 2002, CLAC was able to designate the majority of Chemlink's directors as a result of a restructuring and an additional investment by CLAC in Chemlink, as discussed below. Therefore, Chemlink was consolidated with us at March 31, 2002. Prior to that date, we carried Chemlink on an equity basis.

        Chemlink is principally engaged in the development, manufacture and distribution of proprietary effervescent tablet and granule formulations for use in cleaning, disinfecting and sterilization applications. In addition to pursuing opportunities in the dental and medical markets where it has shipped products for the last several years, Chemlink has developed a unique and patentable formulation and process for the manufacture of effervescent tablets, granules and powders. This new technology significantly expands the options for both the types of ingredients as well as the concentration of ingredients that can be utilized in effervescent formulations. As a result, the new technology creates an opportunity to develop effervescent formulations for many laundry detergent and cleaning products for both consumers and businesses which have, to date, been impractical because of the limitations inherent in older effervescent technologies.

        Before March 31, 2002, CLAC owned 50% of the voting rights in Chemlink and accounted for its investment in Chemlink on an equity basis. CLAC had originally acquired its 50% interest for approximately $8.2 million. During 2002, CLAC made additional investments in Chemlink in order to provide operating funds to Chemlink. CLAC invested $1.4 million in Chemlink in May and

September 2001. The additional investment in September 2001 was part of an overall restructuring of the membership interests in Chemlink. As part of the restructuring, the May and September contributions were invested in Preferred C membership interests ("Preferred C") which will earn a preferred return and have preference in liquidation over all other membership interests. In addition, CLAC's prior investments in Chemlink were modified and will also earn a preferred return and have preference in liquidation to other members' interests in Chemlink. CLAC's voting interest in Chemlink remained at 50% of the total membership interests entitled to vote on most matters after the restructuring. In December 2001 and March 2002, CLAC made additional investments of approximately $0.6 million in order to continue to provide operating funds to Chemlink. CLAC received additional Preferred C interests and the right to appoint a majority of Chemlink's board members effective March 31, 2002. Therefore, because we controlled Chemlink as of March 31, 2002, its assets and liabilities have been consolidated as of that date. The remaining 50% of the voting rights of Chemlink that CLAC does not control are accounted for as a minority interest in the consolidated balance sheet.

        While CLAC and others have had to fund Chemlink's operations due to a lack of significant sales during the year, Chemlink currently anticipates entering into several contracts which should provide funds to cover at least a portion of its future operating expenses. Chemlink is in discussions with other companies which may provide the additional business needed to allow Chemlink to totally fund its operating expenses and to potentially increase its liquidity and/or allow it to distribute the preferred returns on its Preferred C and other membership interests. Until such time, however, CLAC or other investors may continue to have to make contributions to fund Chemlink's ongoing operations.

        In addition to our investment of approximately $3.5 million in CLAC in prior years for a 41.1% interest, we invested approximately $1.6 million in fiscal 2002 in order to provide our portion of the funds used by CLAC to make its additional investments in Chemlink in fiscal 2002, as described above. Of the amount invested in fiscal 2002, we invested $1.1 million in CLAC in May and September 2001 as part of an overall restructuring of CLAC's membership interests. The membership interests we received for our additional investments will earn a preferred return. We also increased our ownership interest in CLAC's voting rights from 41% to 59% as of September 1, 2001 as a result of the restructuring as certain other members, including Phar-Mor, were unable or decided not to contribute based on their original ownership in CLAC. We made additional contributions of approximately $0.5 million in December 2001 and March 2002; however, our ownership percentage in CLAC remained at 59%.

        Therefore, since September 1, 2001, because we have owned 59% of the voting rights in CLAC, we have reported CLAC's results on a consolidated basis. The remaining 41% of the voting rights in CLAC that we do not own are accounted for as a minority interest from that date.

Phar-Mor, Inc.

        We own approximately 48.1% of Phar-Mor's outstanding common stock at March 31, 2002. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. Phar-Mor has since closed approximately 65 of its 139 stores as part of its plan to emerge from bankruptcy. Depending on the outcome of Phar-Mor's bankruptcy proceeding, we may lose all or part of our investment in the common stock of Phar-Mor. Therefore, we are unable to currently determine the market value of our investment in Phar-Mor common stock. Our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, continue to serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor.

        During fiscal 1999, Phar-Mor acquired 2,086,200 shares of our common stock at a cost of approximately $5.0 million. In December 1999, Phar-Mor acquired an additional 2,862,400 shares of our common stock for approximately $5.7 million. As a result, Phar-Mor owns 25.2% of our issued Class A common stock. To the extent that we own 48.1% of Phar-Mor, we have treated an equivalent amount of Phar-Mor's cost of our common stock similar to treasury stock and have consequently reduced stockholders' equity. We also have reduced the number of shares outstanding when calculating earnings per share to reflect our 48.1% equity ownership interest in our own Class A common stock owned by Phar-Mor.

Presby Corp.

        We own the equivalent of an approximate 13.5% fully-diluted interest in Presby Corp. ("Presby"), formerly RAS Holding Corp., assuming conversion of the outstanding Presby convertible preferred stock and the exercise of all the outstanding Presby options and warrants. We have invested a total of $2.4 million in the Series B convertible preferred stock of Presby (the "Series B Preferred").

        Presby is a privately-held company that has developed a surgical technique called the Surgical Reversal of Presbyopia, which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia. Presbyopia is, in general, the loss of the human eye's ability to focus at near distances due to aging, resulting in the need for reading glasses or bifocals. We have been advised that Presby has completed the surgical procedures required for its Phase I clinical trials in the United States and that it has received approval from the U.S. Food and Drug Administration (the "FDA") to proceed with clinical studies required for market approval in the United States. However, the final outcome of the trials and achieving commercial success of the technique are each highly uncertain. In addition, Presby has advised us that they have sought FDA approval to start clinical trials in the United States for use of the SEBs to treat certain forms of glaucoma and ocular hypertension. Similar studies related to the treatment of presbyopia, ocular hypertension and glaucoma have begun in Canada. Presby has also developed related products which include a specialized incision device and replacement blades for use with the surgical procedure, thus providing more consistent and reliable outcomes.

        In March 2002, Presby entered into a license agreement with CIBA Vision AG ("CIBA"), a subsidiary of Novartis AG. Under the license agreement, Presby granted to CIBA an exclusive worldwide license to market and sell Presby's ophthalmic surgical products for use in the treatment of presbyopia, ocular hypertension and primary open angle glaucoma. CIBA will assume responsibility for the manufacture of the licensed products following a transition period and has committed to provide additional cash infusions to Presby when Presby meets certain future milestones. Because Presby retains responsibility for FDA trials and product development, it may still need to obtain additional financing from other sources in order to complete its FDA trials so it can bring its products to market in the United States.

        Our Series B Preferred has voting rights equivalent to the common stock of Presby and accrues dividends at 12% per annum less 85% of any amounts paid to RAS Service Co, LP ("RAS Service") as described below. The accrued dividends were deferred until the last day of the month following December 2001 (or, at Presby's option, in quarterly increments from that date to the last day of the month following September 2002). Presby has exercised the option to defer payment until at least the last day of the month following June 2002. In addition, during fiscal 2001 the number of shares of common stock into which each Series B Preferred is convertible was changed from 2.1:1 to 2.52:1 as a result of Presby not meeting certain goals set forth in the applicable certificate of designation.

        RAS Service is a limited partnership whose partners were the original owners of the Series B Preferred and another partnership that included certain principals in Presby. RAS Service has a service contract with Presby under which it provides advisory and consulting services to Presby and receives the lesser of $20 per SEB sold or 5% of the net sales price of each SEB after commissions (calculated on a quarterly basis) for providing these services. Of the revenue recognized by RAS Service, 85% is payable to the Series B Preferred partners and 15% is payable to the other partner. The dividend on the Series B Preferred is reduced, but not below zero, by the 85% of the revenues due the Series B Preferred partners. A subsidiary of ours is the general partner of RAS Service and receives approximately the first $15 thousand of the fees due the Series B Preferred partners. The remainder of the fees earned by the Series B Preferred partners are split among the partners based on their original investment in the Series B Preferred. Payment of the fees by Presby to RAS Service was deferred until the last day of the month following December 31, 2001 (or in quarterly increments from that date consistent with the Series B Preferred deferral date). Presby has deferred the payment until at least the last day of the month following June 2002. The service contract expires September 30, 2006 (or on December 31, 2006 if the Series B Preferred payment date is deferred to September 30, 2002).

        In connection with a potential future investment by CIBA or others, the terms of the Series B Preferred and the RAS Service contract with Presby may be subject to modifications to be negotiated by the holders of the Series B Preferred and the new investors, including but not limited to the payment and/or further deferral of the accrued dividends of $0.7 million and the accrued service fee of $0.1 million.

Investment in iLife Systems, Inc.

        We own the equivalent of an approximate 14.5% interest, on a fully-diluted basis, in iLife Systems, Inc. ("iLife"), a privately-held corporation. iLife owns certain patents issued or pending which provide for reliable, electrode-free, non-invasive methods for detecting and analyzing breathing, heart rate and body motions as well as methods for microwatt wireless transmission, for digital data recording and for electrode-free, infrasound-based detection and intervention. iLife has incorporated these technologies into personal emergency response systems and wireless vital signs monitors. iLife's commercial sales and/or licensing revenues have been minimal to date.

        In fiscal 2002, iLife modified its corporate structure and set up a wholly-owned subsidiary, iLife Solutions ("Solutions"), which now owns or licenses all the assets and assumed all the liabilities formerly held by iLife. We, along with other investors, loaned Solutions $1.0 million (our share was approximately $0.2 million) which is secured by the assets of Solutions. iLife is attempting to find additional outside investors in order to provide funds to continue its operations and has reduced the number of its employees and deferred the salaries of certain of its employees, with their agreement, for a period of six months. We wrote off our equity investment in iLife during the current fiscal year to reflect what management believed to be an other than temporary decline in value. We believe that there is adequate value in iLife to eventually recover our $0.2 million loan to Solutions.

        We originally invested approximately $1.3 million in iLife in December 1997 to purchase Series B convertible preferred stock (the "B Preferred") for what was then a 6.3% fully-diluted ownership interest in iLife. In addition, we made various loans to iLife during fiscal years 2000 and 2001. The loans had a carrying value of approximately $1.9 million at maturity in March 2001 and, in connection with additional investments into iLife by third parties, were converted into an equivalent number of shares of redeemable Series C convertible preferred stock ("C Preferred") at $1.30 per share. We have also received a total of 3,720,207 warrants to purchase common stock at $1.30 per share as part of these transactions. These warrants expire between March 2005 and March 2006. As described above, we believe the B Preferred, the C Preferred and the warrants have no current value and, accordingly, have written off our $3.4 million equity investment in these securities in fiscal 2002.

Other

        In May 2000, we invested approximately $0.2 million to acquire a 41.5% interest in a Delaware limited liability company, Cyclone Acquisition Company, LLC ("Cyclone"), which acquired the rights to the "Cyclone Fence" name from Cyclone, Inc. at a cost of $0.3 million. Cyclone is attempting to license the "Cyclone Fence" name to fence retailers. After initial attempts to license the name to large home improvement retailers were unsuccessful, we wrote off our investment in Cyclone in fiscal 2001. Further attempts to license the name are continuing.

        At March 31, 2001, we owned approximately $1.9 million of preferred stock of HPD Holdings Corp. ("HPD"), which was a privately held corporation whose subsidiary manufactured and distributed household product lines. At the time of our initial investment in April 1998, we also received 2.5% of the common stock of HPD. In February and April 2000, we invested approximately $0.1 million in a subordinated debenture of HPD and received warrants to purchase additional common stock of HPD at $.01 per share that would have expired February 1, 2010. In April 2001, WD-40 Company acquired all of the outstanding common and preferred stock of HPD and repaid its debentures. We received a total of approximately $2.6 million for our HPD investment resulting in a gain of approximately $0.6 million that was recognized in fiscal 2002.

        The interests in CLAC and Presby noted above are our direct interests and do not give effect to Phar-Mor's investments in these same companies. Phar-Mor has an approximate 7.2% interest in Presby on a fully-diluted basis. Phar-Mor also owns approximately an 18% interest in CLAC.

Environmental Regulation

        We, like many other enterprises, are subject to federal, state and local laws and regulations governing environmental matters. Such laws and regulations primarily affect our previously sold or discontinued operations where we retained all or part of any environmental liabilities on conditions existing at the date of sale.

        We anticipate that compliance with statutory requirements related to environmental quality will continue to necessitate cash outlays by us for certain of our former operations. The amounts of these liabilities are difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by us, the unknown extent of our probable liability in proportion to the probable liability of other parties. Moreover, we may have environmental liabilities that we cannot, in our judgment, estimate at this time and that losses attributable to remediation costs may arise at other sites. We recognize that additional work may need to be performed to ascertain the ultimate liability for such sites, and that further information may change our current assessment. See Note L to our consolidated financial statements and "Item 3. Legal Proceedings" contained herein for a discussion of outstanding environmental actions.

Employees

        We employed 21 persons at March 31, 2002, including the 11 employees of Chemlink and excluding the employees of Phar-Mor.

ITEM 2. PROPERTIES

        Our executive office, located at 5910 North Central Expressway, Suite 1780, Dallas, Texas, contains approximately 10,223 square feet of space under a lease agreement that expires in December 2003. We license approximately 62% of such office space to Presby and iLife.

ITEM 3. LEGAL PROCEEDINGS

McKesson/Vendor Litigation

        In January 1997, we filed a lawsuit against McKesson and certain major pharmaceutical manufacturers. Prior to our fiscal year ended March 31, 2001, we entered into settlement agreements with all of the manufacturer defendants in the litigation, under which we received confidential settlement payments. In December 2001, we entered into a settlement agreement with McKesson that settled all of our claims against McKesson and all claims asserted by McKesson against us and certain of our officers in the litigation, under which we received a confidential settlement payment.

Reliance Insurance Matters.

        Our primary directors and officers' liability insurance policy for the three-year period ending on or about April 25, 1998 was United Pacific Insurance Company ("UPIC"). On May 29, 2001, a Pennsylvania state court entered an order placing Reliance Insurance Company ("Reliance") and its subsidiary, UPIC, into "rehabilitation" under Pennsylvania's Insurance Department Act. On October 3, 2001, the court entered an Order of Liquidation that superseded the May 29 order, terminated the rehabilitation of Reliance and UPIC and appointed the insurance commissioner of the State of Pennsylvania as liquidator. We cannot estimate at this time the impact, if any, that might result from Reliance and UPIC being liquidated on our 1996 stockholder litigation, the FoxMeyer directors lawsuit or the Ben Franklin Retail Stores, Inc. ("Ben Franklin") lawsuits discussed below.

1996 Stockholder Litigation

        We and certain of our current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of our common and former Series A and convertible preferred stock during the period July 19, 1995 through August 27, 1996. In May 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that we and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning FoxMeyer's National Distribution Center and Delta computer systems and the resulting impact on our existing and future business and financial condition. In March 1998, the Court denied our motion to dismiss the amended complaint in the lawsuit. In January 2002, the Court granted the plaintiffs' unopposed motion to certify a class of purchasers of common stock as to federal claims, and reserved judgment on all other class certification issues. Discovery is proceeding in the lawsuit, and we intend to continue to vigorously defend ourselves in the lawsuit.

FoxMeyer Corporation

        In April 1998, the FoxMeyer Bankruptcy Trustee (the "Trustee") filed a lawsuit against the five former directors of FoxMeyer in the United States Bankruptcy Court for the District of Delaware (the "Directors Lawsuit"), alleging that the defendants breached their fiduciary duties in connection with the June 19, 1996 dividend of certain assets to us. The defendants have denied liability in the Directors Lawsuit and, in connection with the October 1997 settlement of a separate lawsuit brought by the

Trustee against us relating to the dividend, the defendants received covenants not to execute from the Trustee. Discovery is virtually complete, and no trial date has been set.

        In February 2001, UPIC, the primary directors and officers' liability insurance carrier during the period of time covered by the Directors Lawsuit, filed a declaratory judgment action in the United States District Court for the Northern District of Texas against us, the five former FoxMeyer directors and the Trustee, seeking a declaration that there is no insurance coverage for the claims in the Directors Lawsuit. The Trustee also filed a separate lawsuit in the Delaware Bankruptcy Court against us, the five former FoxMeyer directors, UPIC and Gulf Insurance Company, which is our excess directors and officers' liability insurance carrier, seeking a declaration that there is insurance coverage for the claims in the Directors Lawsuit. The Trustee added a second claim for relief seeking a declaration that (i) any payments under the insurance policies are property of the FoxMeyer estates, (ii) any payments under the policies pending final adjudication of the Directors Lawsuit constitute a violation of the automatic stay, and (iii) the parties be enjoined from taking any action to dissipate the proceeds of the policies. We have filed answers to both of these lawsuits, and have moved for a judgment on the pleadings with respect to the Trustee's second claim for relief. We are currently paying our own defense costs and the costs of the directors in these lawsuits and the Directors Lawsuit, although all of these lawsuits have been dormant since the entry of the UPIC Order of Liquidation.

Ben Franklin Retail Stores, Inc.

        In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin, filed three lawsuits against us and certain of our and Ben Franklin's current and former officers and directors. We and our officers and directors were subsequently dropped as defendants. All of the cases have been dismissed at least once, and the plaintiffs are appealing the dismissal orders. In connection with paying our own defense costs in fiscal 1998, we also paid the initial defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at our request as a director or officer of Ben Franklin. These costs also constituted a portion of the retention under the Ben Franklin directors and officers' liability insurance policy issued by UPIC. Thereafter, UPIC paid defense costs until its liquidation proceeding in fiscal 2002, after which we resumed paying the appeal costs of certain defendants.

        We were advised in May 2002 that the defendants in the two federal lawsuits are close to a tentative settlement of that litigation. Any settlement would be subject to definitive documentation and approval by the Ben Franklin bankruptcy court. In the appeal of the state lawsuit, oral argument was held on May 28, 2002. If a settlement is reached and approved in the federal court lawsuits or if liability is ever imposed in the state court lawsuit, we may, if appropriate, agree to indemnify certain defendants in accordance with Delaware law. We are unable to estimate the possible loss, if any, which may accrue from this lawsuit.

National Aluminum Corporation

        During our fiscal year ended March 31, 1990, we disposed of the operating assets of our subsidiary, National Aluminum Corporation ("NAC"). In connection with the disposition of these assets, NAC retained responsibility for certain environmental matters. Except for attorneys' fees, NAC did not pay any amounts during fiscal 2002 with respect to these matters, which are described in paragraphs (a) through (f) below:

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

(b) Fisher-Calo. In October 1990, the Environmental Protection Agency (the "EPA") sent a Special Notice Letter to approximately 350 PRPs, including NAC, with respect to the remediation of the Fisher-Calo Chemical and Solvent Recovery Site located in Kingsbury, Indiana. In August 1991, approximately 52 PRPs, including NAC, executed a Consent Decree to perform the remedial design/remedial action, and NAC paid its allocated share of approximately $890,000 of the estimated $25 to $35 million total cost of the cleanup at that time. In fiscal 2002, the PRP group implemented a structured financing arrangement by purchasing a cost-cap insurance policy and an annuity that will fund all estimated future costs at the site, which resulted in NAC receiving a $316,767 refund of previously paid costs. NAC does not anticipate any additional material costs at the site.

(c) Granville Solvents. In May 1995, a complaint was filed against NAC and others in the United States District Court for the Southern District of Ohio styled AT&T Global v. Union Tank Car Co., in which a PRP group seeks to recover costs incurred relating to the Granville Solvents site located in Granville, Ohio. In August 1995, NAC was dismissed as a defendant following its payment of approximately $18,000 for its allocated share of past costs and agreement to join the PRP group and participate in funding the remedial work at the site. NAC also signed an Administrative Order on Consent with the EPA and, in November 2000, paid $11,600 as its share of the PRP group's settlement with the State of Ohio. The total cost of the remaining remedial work at the site is estimated to be approximately $3.1 million, and NAC's allocated share is likely to be approximately 1.0% of the total remaining cost plus any related litigation assessments for cost recovery actions against non-participating PRPs.

(d) Green River. In January 1992, the EPA notified NAC that it was considered to be one of a number of PRPs with respect to the disposal of allegedly hazardous substances at the Green River Disposal Site located in Davies County, Kentucky. NAC has since paid a total of approximately $288,000 of the total estimated costs associated with the investigation and remediation of the site, including the remedial investigation/feasibility study, the remedial action and the payment of the EPA's past costs. In August 2000, the EPA issued a record of decision regarding groundwater remediation at the site, which requires the PRPs to put in place institutional controls to prevent future use of the groundwater. In August 2001, the EPA issued a special notice letter to various PRPs, including NAC, with respect to the August 2000 record of decision. Various PRPs, including NAC, are currently negotiating the terms of a consent decree with respect to the special notice letter and record of decision. If the current draft of the consent decree is executed by the PRPs, the EPA and the Department of Justice, it would then be lodged with the court for approval, after which the PRPs are required to establish and maintain financial security in the amount of $4 million upon the entry of the decree. NAC estimates that its share of this amount is approximately $195,000 and that NAC may also be responsible for additional costs to comply with the consent decree in the future.

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

Bull Moose Tube Company

        In August 1988, we sold all of the outstanding stock of Bull Moose Tube Company to Caparo, Inc. The Stock Purchase Agreement contained an environmental indemnification provision. In March 2001, we were served in a lawsuit Caparo filed against us seeking indemnification for (i) costs of removing dioxin contaminated soil at a facility located in Gerald, Missouri, which was remediated under an EPA plan, and (ii) contributions made in connection with soil contamination at the Missouri Electric Works site in Cape Girardeau, Missouri. The lawsuit seeks a total of approximately $287,000 in alleged indemnified costs, although additional amounts have been identified during discovery. We believe that we may have one or more valid defenses to the indemnity request, and are defending ourselves in the lawsuit.

        We also are a party to various other disputes arising out of the conduct of our business. We, however, do not believe that the outcome of these disputes, individually or in the aggregate, will have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

Abbey J. Butler	Co-Chairman of the Board and Co-Chief Executive Officer
Melvyn J. Estrin	Co-Chairman of the Board and Co-Chief Executive Officer
Grady E. Schleier	Senior Vice President, Chief Financial Officer and Treasurer
John G. Murray	Vice President—Finance
Robert H. Stone	Vice President, General Counsel and Secretary

PART II

ITEM 5. MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Class A common stock is traded on the OTC Bulletin Board system. At May 31, 2002, we had 4,815 common stockholders of record. Information concerning the high and low market prices of our common stock and dividends declared for each quarter in the last two fiscal years are shown below.

The prices presented are bid prices which represent prices quoted by broker-dealers on the OTC Bulletin Board system and do not necessarily reflect prices from actual transactions.

STOCK PRICES FOR FISCAL 2002 AND 2001

	Market Price Range				Dividends Declared Per Share
	Fiscal 2002		Fiscal 2001
					Fiscal 2002	Fiscal 2001
	High	Low	High	Low
Common Stock (Symbol: AVAT)
1st Quarter	$0.4900	$0.3800	$0.7500	$0.5000	$0.00	$0.00
2nd Quarter	0.5300	0.1200	0.6562	0.3750	0.00	0.00
3rd Quarter	0.1500	0.0200	0.5625	0.2969	0.00	0.00
4th Quarter	0.0800	0.0300	0.4531	0.3594	0.00	0.00

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

ITEM 6. SELECTED FINANCIAL DATA

        The following summary should be read in conjunction with the consolidated financial statements contained herein:

AVATEX CORPORATION AND SUBSIDIARIES
FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA

	For the years ended March 31,
	2002	2001	2000	1999	1998
	(In thousands of dollars, except per share amounts)
Summary of Operations
Operating costs	$(766)	$(3,824)	$(6,695)	$(7,326)	$(11,433)
Other income (expense)	(1,211)	13	449	(1,799)	(12,267)
Interest and dividend income	739	1,966	2,167	2,052	1,626
Interest expense	(2,694)	(4,986)	(2,081)	(768)	(3,048)

Loss from continuing operations before National Steel Corporation ("NSC"), income tax provision, equity in income of affiliates and minority interest	(3,932)	(6,831)	(6,160)	(7,841)	(25,122)
NSC net preferred dividend income and loss on settlement	—	—	—	—	(53,184)
Income tax benefit	—	—	—	—	40
Equity in income (loss) of affiliates	(14,427)	(16,311)	(743)	1,270	(3,495)
Minority interest in results of operations of consolidated subsidiaries	196	—	—	—	(10)

Loss from continuing operations	(18,163)	(23,142)	(6,903)	(6,571)	(81,771)
Discontinued operations	702	2,188	8,131	(16)	4,271
Extraordinary items	2,476	13,820	257	—	—

Net income (loss)	(14,985)	(7,134)	1,485	(6,587)	(77,500)
Preferred stock dividends	—	—	(20,912)	(28,178)	(25,604)
Gain on exchange of preferred stock	—	—	225,009	—	—

Income (loss) applicable to common stockholders	$(14,985)	$(7,134)	$205,582	$(34,765)	$(103,104)

Common Share Data
Basic and diluted income (loss) per share:
Income (loss) from continuing operations applicable to common stockholders	$(1.05)	$(1.32)	$13.59	$(2.65)	$(7.78)
Discontinued operations	0.04	0.12	0.56	—	0.31
Extraordinary items	0.14	0.79	0.02	—	—

Income (loss) per share	$(0.87)	$(0.41)	$14.17	$(2.65)	$(7.47)
Cash dividends per share	—	—	—	—	—
Average number of common shares outstanding (in thousands):
Basic and diluted	17,271	17,573	14,505	13,102	13,806

Financial Information
Working capital	$(7,566)	$13,725	$19,282	$33,220	$40,621
Total assets	18,486	52,828	76,546	89,557	119,303
Capital expenditures	—	—	13	12,374	5,593
Long-term debt	7	20,915	20,577	9,001	22,923
Redeemable preferred stock	—	—	—	243,169	214,996
Stockholders' equity (deficit)	(5,008)	20,731	30,842	(177,933)	(141,902)

Key Financial Ratios
Current ratio	0.49:1	5.97:1	2.33:1	10.87:1	5.36:1
Long-term debt as a percent of total capitalization	N/A	50.2%	40.0%	12.1%	23.9%

        The comparability of the information presented above is affected by acquisitions, dispositions, and other transactions which are described in the accompanying footnotes to the consolidated financial statements which should be read in conjunction with this five-year financial summary. SEC regulations require that capitalization ratios also be shown with our former redeemable preferred stock included in debt. On this basis, long-term debt as a percentage of total capitalization would be 339.7% and 247.8%, respectively, for fiscal years 1999 and 1998.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVATEX CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2002
(in thousands of dollars)

Overview

        Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. We consolidated Chemlink Laboratories, LLC ("Chemlink") at March 31, 2002 as a result of our control of 50% of the voting interests of Chemlink through our 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Prior to March 31, 2002, Chemlink was carried on an equity basis (see discussion below). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. We also own 48% of Phar-Mor, Inc. ("Phar-Mor") which operates a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001.

        We filed a lawsuit against McKesson Corporation ("McKesson") and certain pharmaceutical manufacturers in January 1997 related to the actions we alleged they took to drive our pharmaceutical distribution subsidiary, FoxMeyer Drug Company, out of business. We previously settled with the various pharmaceutical manufacturers and, in December 2001, we settled with McKesson. After payment of contingent attorneys' fees and other expenses and the distributions described below, we retained $2,562 in the current fiscal year relating to the litigation.

        With respect to distributions from the proceeds of the McKesson litigation, under the terms of the June 1999 merger agreement between us and Xetava Corporation ("Xetava"), certain of our former preferred stockholders had elected to exchange their preferred shares for cash, notes, warrants and a deferred contingent cash right. The deferred contingent cash right entitled the former shareholders to a percentage of our net recovery in the McKesson litigation. The amount distributed to these former shareholders in December 2001 was approximately $386. In addition, certain current and former employees were also participants under a Performance Incentive Plan relating to the litigation. The amount distributed to current and former employees in December 2001 was 17.5% of the net proceeds of the litigation or approximately $400.

        During 2002, CLAC made additional investments in Chemlink in order to provide operating funds to Chemlink. CLAC invested $1,400 in Chemlink in May and September 2001. The additional investments in Chemlink were in a new preferred membership interest and were part of an overall restructuring of the membership interests in Chemlink (see Note B to the consolidated financial statements). CLAC's voting interest in Chemlink remained at 50% of the total membership interests entitled to vote on most matters after the restructuring. In December 2001 and March 2002, CLAC made additional investments of $641 in order to provide operating funds to Chemlink. CLAC received additional preferred membership interests and a majority of Chemlink's board seats effective March 31, 2002. Therefore, because we controlled Chemlink as of March 31, 2002, its assets and liabilities have been consolidated as of that date. The remaining 50% of the voting rights of Chemlink that CLAC does not control are accounted for as a minority interest in the consolidated balance sheet. Chemlink's results of operations for the current fiscal year were reported on an equity basis.

        Our investment in Phar-Mor was reduced to zero at June 30, 2001 as a result of the recognition of our equity in Phar-Mor's losses during that quarter. Therefore, there was no immediate impact on our financial condition as a result of the bankruptcy filing by Phar-Mor in September 2001. Depending on the outcome of Phar-Mor's bankruptcy proceeding, we may lose all or part of our investment in the common stock of Phar-Mor. We did not file for bankruptcy and are not part of the Phar-Mor bankruptcy proceeding except as it may relate to our investment in the common stock of Phar-Mor. Our Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, continue to serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor. See Notes A and B to the consolidated financial statements.

        The extraordinary item for the year ended March 31, 2002 represents gains realized on the early extinguishment of approximately $11,744 face value of the 6.75% notes issued by our subsidiary, Avatex Funding, Inc. ("Avatex Funding"), which we purchased for approximately $7,055. The gain of $2,476 represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. This purchase reduced the outstanding face value of the 6.75% notes to $14,281. See "Liquidity and Capital Resources" below for a discussion of our possible inability to repay the notes at their maturity in December 2002 and, as a result, the possibility of seeking protection under federal bankruptcy law.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2002 COMPARED
TO YEAR ENDED MARCH 31, 2001

Gain on Settlement of Legal Action

        Gain on settlement of legal action reflects the net proceeds received from our settlement with McKesson in fiscal year 2002 and with certain pharmaceutical manufacturers in fiscal year 2001 after contingent legal and other expenses paid directly from the settlement. See the discussion above.

Operating Costs

        Total operating costs including depreciation and amortization decreased $1,868 to $3,328 for the year ended March 31, 2002 compared to $5,196 for the year ended March 31, 2001. Operating costs decreased primarily as a result of decreased legal expenses of $2,438 and a decrease in travel expenses of $138. These were partially offset by an increase of $578 in expenses related to our pension plans and an increase of $130 in other expenses.

Other Income (Expense)

        Other expense of $1,211 for the year ended March 31, 2002 was related to a loss of $3,423 for the decline in value of our investment in iLife Systems, Inc. ("iLife"), partially offset by $2,212 in income primarily due to $566 of gains on the sale of securities and investments and $1,619 in payments received on assets sold or written off in prior fiscal years. Other income of $13 for the year ended March 31, 2001, related to $3,764 in income consisting primarily of a gain on the sale of equity securities of $3,411 and a gain of $325 on a payment received on an asset sold in a prior fiscal year. This was partially offset by the $3,751 write-down of our investment in Phar-Mor (see Note D to the consolidated financial statements).

Interest and Dividend Income

        Interest and dividend income decreased $1,227 to $739 for the year ended March 31, 2002 compared to $1,966 for the year ended March 31, 2001. The decrease was due to a decline of $1,026 in interest income from short-term investments as a result of lower cash balances and lower interest rates in the current versus prior fiscal year and a decline of $206 in interest on notes receivable which were either redeemed or converted to preferred stock. Dividend income increased $5 as compared to the prior year primarily from earning a higher dividend rate on the preferred stock of Presby Corp.

("Presby") and from the additional investment we made in the preferred stock of iLife less the impact of the sale of the preferred stock of HPD Holdings Corp. ("HPD").

Interest Expense

        Interest expense decreased $2,292 to $2,694 for the year ended March 31, 2002 from $4,986 for the year ended March 31, 2001. The decrease was principally due to the payoff of a note to the FoxMeyer Corporation ("FoxMeyer") Bankruptcy Trustee (the "Trustee") in February 2001 and the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding.

Equity in Loss of Affiliates

        Equity in loss of affiliates was $14,427 for the year ended March 31, 2002 compared to equity in loss of affiliates of $16,311 for the year ended March 31, 2001. The $1,884 decrease in our equity in loss of affiliates was due to the following:

  (i)
  Our equity in Phar-Mor's loss was $4,252 less than in the prior year. The decrease was due primarily to Phar-Mor's losses being recognized only until our basis was reduced to zero in the current year (see Note B to the consolidated financial statements) compared to a full year of our equity in Phar-Mor's losses in the prior year.

  (ii)
  There was an increase in our equity loss of $2,028 from our investment in CLAC due primarily to the write-down of the value of certain of Chemlink's patents (see Note B to the consolidated financial statements).

  (iii)
  We recognized an equity loss of $474 from our investment in Chemlink for the period since September 1, 2001 (see Note B to the consolidated financial statements).

  (iv)
  Our equity loss from other investments decreased by $134 primarily from losses incurred in the prior year from our investment in Cyclone Acquisition Company, LLC ("Cyclone").

Income Taxes

        We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

Minority interest

        As a result of the change in our accounting for CLAC (see Note B to the consolidated financial statements), CLAC's results are consolidated with our results starting September 1, 2001. Therefore, this caption in the statement of operations primarily represents the portion of the equity loss in Chemlink since September 2001 that was allocated to CLAC's minority interest. There was no corresponding minority interest in the prior year as CLAC was carried on an equity basis.

Discontinued Operations

        The gain on disposal of discontinued operations for the year ended March 31, 2002 was due to a $48 tax refund received on one of our former real estate investments sold in May 1999, a refund of a previously paid environmental claim of a discontinued operation of $317, and $337 related to the reduction of certain reserves for contingent liabilities for a subsidiary sold in fiscal 1998, as these reserves were no longer required. For the year ended March 31, 2001, the gain on disposal of discontinued operations of $2,188 related to the reduction of certain reserves for contingent liabilities of National Aluminum Corporation ("NAC"), whose operations were substantially discontinued prior to fiscal 1991, as these reserves were no longer required.

Extraordinary Items

        We recognized a gain of $2,476 on the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding during the year ended March 31, 2002. Gain on the extinguishment of debt for the year ended March 31, 2001 consisted of a gain of $4,551 on the settlement of a note payable to the Trustee and a gain of $384 related to the difference in the carrying value and the cost of open market purchases of the 6.75% notes of Avatex Funding during fiscal 2001. The equity in extraordinary item of affiliate for fiscal 2001 represented our equity in Phar-Mor's gain on the early extinguishment of its debt.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2001 COMPARED
TO YEAR ENDED MARCH 31, 2000

Gain on Settlement of Legal Action

        Gain on settlement of legal action reflects the net proceeds received from our settlement with certain pharmaceutical manufacturers in fiscal years 2001and 2000 after contingent legal and other expenses paid directly from the settlement. See the discussion above.

Operating Costs

        Operating costs including depreciation and amortization decreased $3,424 to $5,196 for the year ended March 31, 2001, compared to $8,620 for the year ended March 31, 2000, primarily as a result of a decrease of $2,719 in expenses related to the Xetava merger and the settlement of certain related lawsuits. In addition, expenses related to payroll, pension expense and insurance were $1,059 less than in the prior year. Other expenses were also $326 less than in the prior year principally due to a settlement of an excise tax dispute. These decreases were offset by $680 in increased legal fees and related costs. The increase in legal fees and related costs resulted primarily from additional fees related to a lawsuit against FoxMeyer's former directors and in pursuing the McKesson litigation (see "Item 3. Legal Proceedings").

Other Income

        Other income of $13 for the year ended March 31, 2001, related to $3,764 in income consisting primarily of a gain on the sale of equity securities of $3,411 and a gain of $325 on a payment received on an asset sold in a prior fiscal year. This was partially offset by the $3,751 write-down of our investment in Phar-Mor. Other income of $449 for the year ended March 31, 2000 related to $1,676 in income consisting primarily of $576 in gains on the sale of securities, a class action settlement of $484 related to investment transactions in prior years and $550 in payments on assets either sold or written-off in a prior fiscal year. This was partially offset by a $1,077 write-off of the carrying value of our investment in Imagyn Medical Technologies, Inc. as a result of the elimination of our equity interest under its Chapter 11 plan of reorganization and a write-down in the carrying value of an investment in a non-public company of $150.

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

Interest Expense

        Interest expense increased $2,905 to $4,986 for the year ended March 31, 2001 compared to $2,081 for the year ended March 31, 2000. Interest expense rose as a result of a $2,840 increase in interest expense on the 6.75% notes issued by Avatex Funding, which were outstanding only from December in the prior fiscal year, and by an increase of $65 in interest expense primarily related to a note payable to the Trustee, due to increases in the prime rate and the effect of compounding prior to its repayment in February 2001.

Equity in Loss of Affiliates

        Equity in loss increased $15,568 to a loss of $16,311 for the year ended March 31, 2001 compared to an equity in loss of $743 for the year ended March 31, 2000. The change in equity in loss of affiliates was primarily the result of $15,402 in increased losses at Phar-Mor that were due to declines in operating income and investment results when compared to the prior year. Our equity in investment income earned by Phar-Mor for the year ended March 31, 2001 was $10,494 less than in the prior fiscal year while our equity in operating income was $4,908 less than in the prior year. Investment results were lower principally due to write-downs related to technology investments, primarily for on-line stores, while operating results decreased due to lower sales revenue, higher interest expense and lower profit margins than in the prior year. The remainder of the $166 increase in our equity loss in the current year was primarily a result of our equity in Cyclone's results.

Income Taxes

        We recorded no federal income tax provision or benefit for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

Discontinued Operations

        For the year ended March 31, 2001, the gain on disposal of discontinued operations of $2,188 related to the reduction of certain reserves for contingent liabilities for NAC, whose operations were substantially discontinued prior to fiscal 1991, as these reserves were no longer required. For the year ended March 31, 2000, the $7,872 gain on disposal of discontinued operations includes the gain on the contingent payment received on the fiscal 1997 sale of a discontinued operation of $2,314 and the gain on the disposal of the real estate segment of $5,558, net of taxes. The $259 in income from discontinued operations in the prior fiscal year related to the operations of the real estate segment for April and May 1999 prior to its disposal.

Extraordinary Item

        Gain on the extinguishment of debt for the year ended March 31, 2001 is comprised of a gain of $4,551 on the settlement of a note payable to the Trustee and a gain of $384 related to the difference in the carrying value and the cost of open market purchases of the 6.75% notes of Avatex Funding during fiscal 2001. The equity in extraordinary item of affiliate for both fiscal 2001 and 2000 represents our equity in Phar-Mor's gain on the early extinguishment of its debt.

Preferred Stock Dividends

        Preferred stock dividends of $20,912 were incurred for the year ended March 31, 2000. The preferred stock was eliminated as of December 7, 1999. This elimination of the preferred stock resulted in a $225,009 gain for fiscal 2000 in connection with the exchange of preferred stock for either our Class A common stock or other consideration (see Note G to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, we had cash and cash equivalents of approximately $6,224. During the year ended March 31, 2002, we purchased $1,717 of membership interests in CLAC or Chemlink and purchased $114 in Phar-Mor common stock raising our ownership from 47.1% to 48.1%. We also sold our investment in HPD for $2,602 and received $1,619 on investments that were written off or sold in a prior year.

        Our debt consists of the 6.75% notes issued by Avatex Funding. The 6.75% notes require semi-annual cash interest payments of approximately $482 with the remaining principal balance of approximately $14,281 due in December 2002. Since we have guaranteed the 6.75% notes and Avatex Funding has no assets other than the Phar-Mor common stock securing the notes, we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes.

        For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities are uncertain. We will likely be required to fund any cash to be paid by Avatex Funding to its note holders. We expect to receive cash from the collection of receivables and from interest and dividend income earned on our investments. However, dividends on the preferred stock of Presby and iLife have never been paid in cash and may continue to be deferred.

        We will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note L to the consolidated financial statements, continue to raise substantial doubt as to our ability to continue as a going concern. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by us, mature in December 2002 and are now classified as current liabilities. We had previously anticipated that our lawsuit against McKesson and others, as described in Note L, and our 48% ownership interest in Phar-Mor, as described in Note B, might generate funds to assist in funding the retirement of the 6.75% notes in December 2002. During the year ended March 31, 2002, however, we settled the McKesson lawsuit which resulted in our retaining $2,562 after payment of contingent litigation and other expenses and distributions. Also, as previously reported, Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, $4,352 in prepaid pension costs included in the amount of "Other assets" at March 31, 2002 cannot be converted into funds that would be available to us.

        We had adequate funds at March 31, 2002 to meet our obligations then due and believe we have adequate funds to continue to pay our debts as they become due until the maturity date of the 6.75% notes.

        The principal development stage companies in which we have invested are Presby, Chemlink and iLife. None of these companies has yet reached a stage where cash flows from ongoing operations are positive. Each of these companies has had to meet its respective liquidity needs by raising additional capital. No assurances can be made that they will either be successful in generating positive operational cash flows or in raising additional capital if needed. Additionally, while these companies had minimal revenues during their latest fiscal year, none has yet been successful in firmly establishing products in its respective markets.

        Our management continues to investigate strategies and alternatives to address these issues. While we will continue our vigorous defense of our remaining litigation, there is no assurance that we will be able to resolve our lawsuits in a favorable manner. In addition, there is no assurance that our investments will produce adequate returns to overcome our operating losses and provide adequate funds for debt repayment or future operations or that we will be able to continue to buy back our debt at a substantial discount to face value. Further, it is unlikely that we will be able to obtain additional debt or equity financing. Therefore, since there is no assurance that we will be able to generate sufficient cash flows from our investments, restructure our liabilities, or obtain additional financing, at December 7, 2002, we may be in default on the 6.75% notes at that time which in turn could force us to seek protection under the federal bankruptcy laws.

        These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed above. In particular, the financial statements do not purport to show the realizable value on a liquidation basis of our assets or their availability to satisfy liabilities. The financial statements also do not show amounts that could be allowed for claims or contingencies or the status or priority of those claims. See Note O to the consolidated financial statements.

OTHER

        We have approximately $1,253 in reserves in connection with environmental claims relating to businesses that were disposed of or discontinued (see Note L to the consolidated financial statements and "Item 3. Legal Proceedings"). During fiscal 2002, we paid approximately $47 with respect to related legal fees. We received a refund of approximately $317 for an overpayment in a prior fiscal year of an environmental claim. The $317 is shown as a gain in "Gain on disposal of discontinued operations".

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. We applied these statements to our acquisition of additional voting interests in CLAC (see Note B to the condensed consolidated financial statements). We do not believe that the adoption of these statements for goodwill or intangibles acquired prior to July 1, 2001 will have a material effect on our financial condition or results of operations.

        The FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the remaining life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business contained in APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 eliminates the two accounting models that existed for long-lived assets under SFAS No. 121 and APB Opinion No. 30 by establishing a single model based on the framework originally established in SFAS No. 121 for long-lived assets to be disposed of by sale and resolving implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of either statement will have a material effect on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk is in the fluctuation in the fair value of our available for sale securities. These are primarily long-term investments whose ultimate value depends on the success of the investee in developing and selling its products or technologies. Therefore, the change in the value of these securities due to changes in current interest rates is not considered material. The change in market value will relate primarily to changes in the ability of the investee to successfully implement their business plan. We also hold short-term cash investments which are subject to interest rate risk. Because of the very short-term nature of these investments, the risk to the fair value of these investments is not considered material although there is cash flow exposure if rates significantly change.

        On Balance Sheet Financial Instruments for the fiscal year ended March 31, 2002 (in thousands except for interest rates) are as follows:

  (i)
  Securities held for sale consist of a redeemable preferred stock issue of Presby which has an expected maturity date of 2006. The dividend rate based on the current carrying value of the investments of $2,355 is 12.0%. The estimated fair value is $2,355. However, the estimated fair value is subject to various uncertainties discussed in Item 1 above and in the notes to the consolidated financial statements.

  (ii)
  Liabilities for long-term debt, excluding capital leases, are carried at $12,999 and mature in fiscal year 2003. The average interest rate based on the current carrying value is 21.0%. The current market value of our debt at March 31, 2002 was approximately $2,856. However, we believe that we may not have adequate assets to retire the debt at its maturity in December 2002 (see "Liquidity and Capital Resources" above and Note O to the consolidated financial statements).

        On Balance Sheet Financial Instruments for the fiscal year ended March 31, 2001 (in thousands except for interest rates):

	Expected maturity date
								Fair Value (3)
	2002	2003	2004	2005	2006	Thereafter	Total
Assets
Securities available for sale(1)
Fixed Rate	$—	$—	$—	$—	$4,438	$1,644	$6,082	$6,082
Average interest rate	—	—	—	—	12.0%	15.0%	12.5%

Liabilities
Long-term debt(2)
Fixed Rate	$—	$20,915	$—	$—	$—	$—	$20,915	$20,915
Average interest rate	—	21.0%	—	—	—	—	21.0%

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
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of Avatex Corporation and subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avatex Corporation and subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company's recurring losses from operations, pending litigation and potential liquidity issues from scheduled maturities of debt raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Dallas, Texas
May 21, 2002

AVATEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Operating income (loss)
Gain on settlement of legal action, net of expenses	$2,562	$1,372	$1,925
Operating costs, including general and administrative costs	(3,305)	(5,171)	(8,584)
Depreciation and amortization	(23)	(25)	(36)

Total operating loss	(766)	(3,824)	(6,695)
Other income (expense)	(1,211)	13	449
Interest and dividend income	739	1,966	2,167
Interest expense	(2,694)	(4,986)	(2,081)

Loss from continuing operations before equity in loss of affiliates and minority interest	(3,932)	(6,831)	(6,160)
Equity in loss of affiliates	(14,427)	(16,311)	(743)

Loss from continuing operations before minority interest	(18,359)	(23,142)	(6,903)
Minority interest	196	—	—

Loss from continuing operations	(18,163)	(23,142)	(6,903)
Discontinued operations
Income from discontinued operations, net of tax	—	—	259
Gain on disposal of discontinued operations, net of tax	702	2,188	7,872

Income (loss) before extraordinary items	(17,461)	(20,954)	1,228
Extraordinary items:
Gain on extinguishment of debt	2,476	4,935	—
Equity in extraordinary item of affiliate	—	8,885	257

Net income (loss)	(14,985)	(7,134)	1,485
Preferred stock dividends	—	—	20,912
Gain on exchange of preferred stock in connection with merger with Xetava Corporation	—	—	225,009

Income (loss) applicable to common stockholders	$(14,985)	$(7,134)	$205,582

Basic and diluted income (loss) per share:
Income (loss) from continuing operations applicable to common stockholders	$(1.05)	$(1.32)	$13.59
Discontinued operations	0.04	0.12	0.56
Extraordinary items	0.14	0.79	0.02

Income (loss) per share applicable to common stockholders	$(0.87)	$(0.41)	$14.17

Average number of common shares outstanding	17,271	17,573	14,505

See notes to consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2002	2001
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$6,224	$13,666
Receivables, less allowance for possible losses of $17 in 2002 and $47 in 2001	395	364
Inventories	127	—
Other current assets	594	2,459

Total current assets	7,340	16,489
Investment in affiliates	70	14,037
Property and equipment	374	163
Less accumulated depreciation and amortization	134	112

Net property and equipment	240	51
Other assets	10,836	22,251

Total assets	$18,486	$52,828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$647	$960
Other accrued liabilities	762	1,196
Salaries, wages and employee benefits	494	608
Long-term debt due within one year	13,003	—

Total current liabilities	14,906	2,764
Long-term debt	7	20,915
Other long-term liabilities	8,128	8,418
Commitments and contingencies	—	—
Minority interest	453	—
Stockholders' equity (deficit)
Class A common stock $0.01 par value; authorized 50,000,000 shares; issued 19,637,357 shares in 2002 and 2001	196	196
Capital in excess of par value	193,170	193,170
Accumulated other comprehensive loss	(10,716)	(61)
Accumulated deficit	(182,504)	(167,519)

	146	25,786
Less: equity in cost of common stock of the Corporation held by Phar-Mor, Inc.	(5,154)	(5,055)

Total stockholders' equity (deficit)	(5,008)	20,731

Total liabilities and stockholders' equity (deficit)	$18,486	$52,828

See notes to consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

	Common stock	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Common stock held by Phar-Mor, Inc.	Total
	(in thousands of dollars)
Balance at March 31, 1999	$69,032	$119,103	$1,820	$(365,967)	$(1,921)	$(177,933)
Components of comprehensive income:
Net income				1,485		1,485
Net unrealized holding gain on securities			162			162

Comprehensive income						1,647
Cancellation of old common stock reissued as Class A common stock	(68,894)	68,894				—
Dividends in arrears on Convertible Preferred and Series A Preferred				(18,649)		(18,649)
Amortization of discount on Series A Preferred				(2,263)		(2,263)
New Class A common stock issued in exchange for preferred stock in merger with Xetava Corporation	58	4,315				4,373
Value of warrants issued in merger with Xetava Corporation		858				858
Gain on exchange of preferred stock in merger with Xetava Corporation				225,009		225,009
Equity in cost of common stock of the Corporation held by Phar-Mor, Inc.					(2,200)	(2,200)

Balance at March 31, 2000	196	193,170	1,982	(160,385)	(4,121)	30,842
Components of comprehensive loss:
Net loss				(7,134)		(7,134)
Net unrealized holding loss on securities			(2,034)			(2,034)
Additional minimum pension liability			(9)			(9)

Comprehensive loss						(9,177)
Equity in cost of common stock of the Corporation held by Phar-Mor, Inc.					(934)	(934)

Balance at March 31, 2001	196	193,170	(61)	(167,519)	(5,055)	20,731
Components of comprehensive loss:
Net loss				(14,985)		(14,985)
Additional minimum pension liability			(10,651)			(10,651)
Net unrealized holding loss on securities			(4)			(4)

Comprehensive loss						(25,640)
Equity in cost of common stock of the Corporation held by Phar-Mor, Inc.					(99)	(99)

Balance at March 31, 2002	$196	$193,170	$(10,716)	$(182,504)	$(5,154)	$(5,008)

See notes to consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2002	2001	2000
	(in thousands of dollars)
Cash flows from operating activities:
Net income (loss)	$(14,985)	$(7,134)	$1,485
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in loss of affiliates	14,427	7,426	486
Depreciation and amortization	23	25	36
Loss (gain) on investments	1,238	15	(77)
Other non-cash charges (credits)	332	1,102	(75)
Gain on disposal of discontinued operations	(337)	(2,188)	(7,872)
Extraordinary item, gain on extinguishment of debt	(2,476)	(4,935)	—
Minority interest	(196)	—	—
Cash provided (used) by working capital items, net of acquisitions:
Receivables	276	86	4,991
Other assets	(176)	11,793	(13,157)
Accounts payable and accrued liabilities	(1,258)	(2,345)	(1,055)
Other	—	—	31

Net cash provided (used) by operating activities	(3,132)	3,845	(15,207)

Cash flows from investing activities:
Increase in cash from consolidation of former equity investments	210	—	—
Purchase of property, plant and equipment	—	—	(13)
Purchase of investments	(1,831)	(2,676)	(2,041)
Proceeds from the disposition of investments	4,221	9,330	14,774
Other	—	—	2

Net cash provided by investing activities	2,600	6,654	12,722

Cash flows from financing activities:
Debt repayments	—	(6,000)	—
Debt repurchases on open market	(7,055)	(1,587)	—
Cash paid to preferred stockholders and certain other parties in the merger with Xetava Corporation	—	—	(13,920)
Investment in consolidated subsidiary by minority interest	145	—	—

Net cash used by financing activities	(6,910)	(7,587)	(13,920)

Net increase (decrease) in cash and cash equivalents	(7,442)	2,912	(16,405)
Cash and cash equivalents, beginning of year	13,666	10,754	27,159

Cash and cash equivalents, end of year	$6,224	$13,666	$10,754

See notes to consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED MARCH 31, 2002

NOTE A—SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

        Description of Business:    Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. The Company consolidated Chemlink Laboratories, LLC ("Chemlink") at March 31, 2002 as a result of its control of 50% of the voting interests of Chemlink through its 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Prior to March 31, 2002, Chemlink was carried on an equity basis (see Note B). Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. The Company also owns 48% of Phar-Mor, Inc. ("Phar-Mor") which operates a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001.

        Going Concern:    These financial statements have been prepared on a going concern basis which contemplates the realization of the Company's assets and the settlement of its liabilities and commitments in the normal course of business. See Note O for a discussion of the Company's ability to continue as a going concern and its plans addressing those issues.

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

        The consolidated financial statements include the accounts of all majority-owned subsidiaries and partnerships in which the Company has a controlling interest. Investments in other companies and partnerships in which the Company has significant influence but does not have a controlling interest are accounted for on the equity basis. All significant intercompany balances and transactions have been eliminated.

        Cash and cash equivalents:    Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments having a maturity of three months or less at the time of purchase and are recorded at cost. At March 31, 2002, the Company also had $0.2 million in other cash investments, with an initial maturity greater than three months, which were carried in "Other current assets". These short-term cash investments and other cash investments may subject the Company to a concentration of credit risk. To lessen this risk, the Company placed substantially all of its cash investments with major financial institutions and diversified money market mutual funds.

        Inventory:    Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories consisted almost entirely of raw materials at March 31, 2002. There was no work-in-process inventory and finished goods were de minimus.

        Investments:    The Company's investments in debt securities, and in equity securities that have a readily determinable fair value, are classified as either "available for sale" or "trading" and are carried at fair value. The classification of the security is determined at its acquisition date and is reviewed periodically. Unrealized gains or losses result from the difference in the fair market value and the cost of securities. For securities classified as available for sale, unrealized gains or losses are shown as a component of stockholders' equity. For trading securities, the unrealized gains or losses are reported in the results of operations as "other income (expense)". Management of the Company periodically reviews its investments, including those investments accounted for under the equity method of accounting, where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the carrying value of the security is written-down to fair value. The amount of any write-down would be included in "other income (expense)" as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the average cost method. See Notes B and E.

        Property and Equipment:    Property and equipment are stated at cost. Gains or losses on properties retired or disposed of are included in results of operations. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation of property and equipment is provided using the straight-line method at rates designed to distribute the cost of properties over their estimated service lives of 3 to 10 years for equipment and furniture. Amortization of leasehold improvements is included in depreciation and amortization and is based on the shorter of the minimum term of the lease or the asset's estimated useful life. Depreciation for income tax purposes is computed using both the straight-line and accelerated methods.

        Property and equipment consisted of the following (in thousands of dollars):

	March 31,
	2002	2001
Leasehold improvements	$22	$15
Equipment and furniture	345	148
Construction in progress	7	—

Total property and equipment	$374	$163

        Long-Lived Assets:    The Company has approximately $1.4 million in patents that are held by Chemlink at March 31, 2002. The carrying value of the patents is being amortized over their estimated useful life. The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the total future undiscounted cash flows generated by the asset to its carrying value. If the carrying value of the asset is more than its undiscounted expected future cash flows, an impairment exists which is measured by the difference between the carrying value and the estimated fair value of the asset. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

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

        The details of other comprehensive income (loss) are as follows (amounts in thousands):

	For the years ended March 31,
	2002	2001	2000
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	$(1,937)	$1,377	$738
Reclassification adjustment for losses (gains) included in net income (loss)	1,933	(3,411)	(576)

Net unrealized gains (losses)	(4)	(2,034)	162
Minimum pension liability adjustment	(10,651)	(9)	—

Total other comprehensive income (loss)	$(10,655)	$(2,043)	$162

        Accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity (deficit) consisted of unrealized gains (losses) on securities of $(56) in 2002, $(52) in 2001 and $1,982 in 2000 and a minimum pension liability charge of $10,660 in 2002 and $9 in 2001.

        As a result of the Company's income tax position (see Note K), income tax provisions (benefits) were not allocated to any of the components of other comprehensive income (loss) for the three years ended March 31, 2002.

        Stock-Based Compensation:    As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company has continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation costs were recognized in connection with the Company's stock option plan (see Note H).

        Income (Loss) Per Share:    The amounts used in the calculation of income (loss) per share from continuing operations were as follows (amounts in thousands, except per share amounts):

	For the years ended March 31,
	2002	2001	2000
Loss from continuing operations	$(18,163)	$(23,142)	$(6,903)
Add gain on exchange of preferred stock in connection with merger with Xetava Corporation	—	—	225,009
Deduct dividends on preferred shares	—	—	20,912

Income (loss) from continuing operations applicable to common stockholders for Basic earnings per share	(18,163)	(23,142)	197,194
Effect of dilutive securities:
Dividends on convertible preferred shares were anti-dilutive until their cancellation on December 7, 1999	—	—	—

Income (loss) from continuing operations applicable to common stockholders for Diluted earnings per share	$(18,163)	$(23,142)	$197,194

Shares
Weighted average number of common shares outstanding for calculation of Basic earnings per share	17,271	17,573	14,505
Conversion of preferred stock, unless anti-dilutive	—	—	—
Warrants to purchase common stock, unless anti-dilutive	—	—	—
Outstanding options, unless anti-dilutive	—	—	—

Weighted average number of common shares outstanding for calculation of Diluted earnings per share	17,271	17,573	14,505

Income (loss) from continuing operations:
Basic	$(1.05)	$(1.32)	$13.59
Diluted	$(1.05)	$(1.32)	$13.59

        Options to purchase approximately 1.8 million shares of common stock at March 31, 2002 and 3.9 million shares of common stock each at March 31, 2001 and 2000 were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the options or the effect of including the options in the calculation would be anti-dilutive. Conversion of the Company's former convertible preferred stock, until its cancellation on December 7, 1999, was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive. Warrants to purchase approximately 2.3 million shares of the Company's Class A common stock at $2.25 per share were issued on December 7, 1999. These warrants were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the warrants and the effect of including the warrants in the calculation would be anti-dilutive.

        Reclassifications:    Certain previously reported amounts were reclassified to conform to current year presentations.

        Common Stock of Avatex Corporation Held By An Affiliate:    In December 1999, Phar-Mor acquired 2,862,400 shares of the Company's common stock at a cost of $5.7 million. Additionally, during fiscal 1999, Phar-Mor acquired 2,086,200 shares of the Company's common stock through open market transactions at a cost of approximately $5.0 million. As a result of these purchases, Phar-Mor currently owns 4,948,600 shares or 25.2% of the Company's issued Class A common stock. The Company accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in its common stock similar to treasury stock, with a reduction in the Company's stockholders' equity of $5.2 million at March 31, 2002 (the equivalent of 2,378,164 shares of the Company's common stock) and $5.1 million at March 31, 2001 (the equivalent of 2,332,241 shares of the Company's common stock). The reduction was equal to the Company's 48.1% and 47.1% ownership interests, respectively, in the cost of its common stock held by Phar-Mor. In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,366,702 shares in 2002, 2,064,105 shares in 2001 and 1,149,469 shares in 2000. The reduction was equal to the percentage of the Company's ownership interest in its common stock since its acquisition by Phar-Mor.

        Derivatives:    The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on April 1, 2001. The adoption of SFAS No. 133 did not impact the Company's results of operations or financial condition.

        Segment Information:    During the three years ended March 31, 2002, the Company operated in only one segment as defined under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which consists of owning interests in other corporations and partnerships. Management reviews the results of each of the Company's investments in other entities, reviews new investment opportunities and allocates resources to these or new investments based on this review and the Company's current financial situation. The Company has no foreign source revenues. Interest and dividend income and other income are derived primarily from investments the Company has made.

        Newly Issued Accounting Standards:    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal years beginning after December 15, 2001. The Company applied these statements to its acquisition of additional voting interests in CLAC (see Note B). Management of the Company does not believe that the adoption of these statements for goodwill or intangibles acquired prior to July 1, 2001 will have a material effect on its financial condition or results of operations.

        The FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the remaining life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business contained in APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 eliminates the two accounting models that existed for long-lived assets under SFAS No. 121 and APB Opinion No. 30 by establishing a single model based on the framework originally established in SFAS No. 121 for long-lived assets to be disposed of by sale and resolving implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of either statement will have a material effect on its financial condition or results of operations.

NOTE B—INVESTMENTS IN SUBSIDIARIES AND AFFILIATES AND DISCONTINUED OPERATIONS

Chemlink Laboratories, LLC and Chemlink Acquisition Company, LLC

        The Company, through CLAC, controls 50.0% of the voting interests of Chemlink. Effective March 31, 2002, CLAC was able to designate the majority of Chemlink's directors as a result of a restructuring and an additional investment by CLAC in Chemlink. Therefore, Chemlink was consolidated with the Company at March 31, 2002. The results for Chemlink for the three years ended March 31, 2002 were carried on an equity basis by CLAC. The results of CLAC for fiscal 2000 and 2001 and for the five months ended August 31, 2001 were also carried on an equity basis. CLAC's results were consolidated effective September 1, 2001 as explained below.

        CLAC has no investments or other businesses other than its investment in Chemlink. Chemlink is an Atlanta-based company which is principally engaged in the development, manufacture and distribution of proprietary effervescent tablet and granule formulations for use in cleaning, disinfecting and sterilization applications. In addition to pursuing opportunities in the dental and medical markets where it has shipped products for the last several years, Chemlink has developed a unique and patentable formulation and process for the manufacture of effervescent tablets, granules and powders. This new technology significantly expands the options for both the types of ingredients as well as the concentration of ingredients that can be utilized in effervescent formulations. As a result, the new technology creates an opportunity to develop effervescent formulations for many laundry detergent and cleaning products for both consumers and businesses which have, to date, been impractical because of the limitations inherent in older effervescent technologies. While CLAC and others have had to fund Chemlink's operations due to a lack of significant sales during the current and prior years, Chemlink currently anticipates entering into several contracts which should provide funds to cover at least a portion of its future operating expenses. Chemlink is in discussions with other companies which may provide the additional business needed to allow Chemlink to totally fund its operating expenses and to potentially increase its liquidity. Until such time, however, CLAC or other investors will continue to have to make contributions to fund Chemlink's ongoing operations.

        Before March 31, 2002, CLAC owned 50.0% of the voting rights in Chemlink and accounted for its investment in Chemlink on an equity basis. CLAC had originally acquired its 50.0% of Chemlink's voting rights for approximately $8.2 million. The acquisition of CLAC's interest in Chemlink was accounted for by the purchase method of accounting and resulted in a $6.6 million difference between CLAC's purchase price and the net book value of Chemlink's assets acquired less liabilities assumed. This difference was allocated to the then existing patents controlled by Chemlink. The value of the patents was being amortized to expense over their average remaining life. During the quarter ended September 30, 2001, and prior to the purchase discussed below, management of the Company determined that the remaining $5.6 million value CLAC assigned to various Chemlink's patents had become impaired. The Company recognized a loss of $2.2 million for its equity in the write-down of those patents to their estimated net realizable value. The impairment in value was a result of the new patents Chemlink is obtaining (as discussed above) which limit the market for products based on these older patents.

        During 2002, CLAC made additional investments in Chemlink in order to provide operating funds to Chemlink. CLAC invested $1.4 million in Chemlink in May and September 2001. The additional investment in September 2001 was part of an overall restructuring of the membership interests in Chemlink. As part of the restructuring, the May and September contributions were invested in Preferred C membership interests ("Preferred C") which will earn a preferred return and have preference in liquidation over all other membership interests. In addition, CLAC's prior investments in Chemlink were modified and will also earn a preferred return and have preference in liquidation to other members' interests in Chemlink. CLAC's voting interest in Chemlink remained at 50.0% of the total membership interests entitled to vote on most matters after the restructuring. In December 2001 and March 2002, CLAC made additional investments of approximately $0.6 million in order to provide operating funds to Chemlink. CLAC received additional Preferred C interests and the right to appoint a majority of Chemlink's board members effective March 31, 2002. Therefore, because the Company controlled Chemlink as of March 31, 2002, its assets and liabilities have been consolidated as of that date. The remaining 50.0% of the voting rights of Chemlink that CLAC does not control are accounted for as a minority interest in the consolidated balance sheet. The investments by CLAC in Chemlink in the current fiscal year were also accounted for by the purchase method of accounting and resulted in an additional value of $0.9 million being assigned to the new Chemlink patents.

        Before September 1, 2001, the Company owned 41.1% of the voting rights in CLAC and accounted for its investment in CLAC on an equity basis. In March and December 1998, the Company invested a total of $3.0 million to acquire its 41.1% interest in CLAC. In addition the Company invested approximately $0.2 million each in 2000 and 2001. In order to provide the Company's portion of the funds used by CLAC to make its additional investments in Chemlink in May and September 2001, as described above, the Company invested approximately $1.1 million in CLAC. The additional investment by the Company in CLAC was part of an overall restructuring of CLAC's membership interests. The membership interests received by the Company for its additional investments will earn a preferred return. The Company also increased its ownership interest in CLAC's voting rights from 41.1% to 59.0% as of September 1, 2001 as a result of the restructuring as certain other members, including Phar-Mor, were unable or decided not to contribute based on their original ownership in CLAC. In order to provide the Company's portion of the funds used by CLAC to make its additional investments in Chemlink in December 2001 and March 2002, as described above, the Company invested approximately $0.5 million in CLAC; however, the Company's ownership percentage in CLAC remained at 59.0%.

        Therefore, since September 1, 2001, because the Company has owned 59.0% of the voting rights in CLAC, the Company has reported CLAC's results on a consolidated basis. The remaining 41.0% of the voting rights in CLAC that the Company does not own are accounted for as a minority interest from that date.

        Assuming that the Company had increased its interest in CLAC's voting rights to 59.0% on April 1, 2001 by making its $1.6 million in fiscal 2002 contributions in CLAC as of that date, and assuming that CLAC had made its $2.0 million in fiscal 2002 contributions in Chemlink on April 1, 2001 and obtained control of Chemlink's board as of that date, the following are the Company's estimated pro forma results for the year ended March 31, 2002 (in thousands of dollars):

	For the year ended March 31, 2002
	As reported	Pro forma
Loss from continuing operations before equity in loss of affiliates and minority interest	$(3,932)	$(11,028)
Equity in loss of affiliates	(14,427)	(11,573)
Loss from continuing operations before minority interest	(18,359)	(22,601)
Minority interest	196	4,161
Loss from continuing operations	(18,163)	(18,440)
Loss before extraordinary items	(17,461)	(17,738)
Net loss	(14,985)	(15,262)
Basic and diluted loss per share:
Loss from continuing operations	$(1.05)	$(1.06)
Discontinued operations	0.04	0.04
Extraordinary items	0.14	0.14
Loss per share	(0.87)	(0.88)

        Assuming that the Company had increased its interest in CLAC's voting rights to 59.0% on April 1, 2000 by making its $1.6 million in fiscal 2002 contributions in CLAC as of that date, and assuming that CLAC had made its $2.0 million in fiscal 2002 contributions in Chemlink on April 1,

2000 and obtained control of Chemlink's board as of that date, the following are the Company's estimated pro forma results for the year ended March 31, 2001 (in thousands of dollars):

	For the year ended March 31, 2001
	As reported	Pro forma
Loss from continuing operations before equity in loss of affiliates and minority interest	$(6,831)	$(8,348)
Equity in loss of affiliates	(16,311)	(15,959)
Loss from continuing operations before minority interest	(23,142)	(24,307)
Minority interest	—	1,124
Loss from continuing operations	(23,142)	(23,183)
Loss before extraordinary items	(20,954)	(20,995)
Net loss	(7,134)	(7,175)
Basic and diluted loss per share:
Loss from continuing operations	$(1.32)	$(1.32)
Discontinued operations	0.12	0.12
Extraordinary items	0.79	0.79
Loss per share	(0.41)	(0.41)

        Summarized unaudited condensed statements of operations for the three years ended March 31, 2002 and condensed balance sheets as of March 31, 2002 and 2001 for Chemlink, excluding the Company's purchase adjustments, are as follows (in thousands of dollars):

	For the years ended March 31,
Condensed Statements of Operations
	2002	2001	2000
Net sales	$93	$280	$891
Gross margin	6	247	652
Net loss	(1,601)	(1,331)	(929)
Condensed Balance Sheets	March 31, 2002	March 31, 2001
Current assets	$742	$51
Property and equipment	211	182
Other assets	315	213

Total assets	$1,268	$446

Current liabilities	$606	$304
Long-term debt	7	—
Stockholders' equity	655	142

Total liabilities and stockholders' equity	$1,268	$446

Phar-Mor, Inc.

        Since September 1995, the Company has owned Phar-Mor common stock. Phar-Mor operates a chain of discount retail drugstores devoted to the sale of prescription and over-the-counter drugs, health and beauty care products, and other general merchandise and grocery items. The investment in Phar-Mor's common stock is accounted for using the equity method of accounting. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001.

        The Company purchased 1,065,000 shares of Phar-Mor common stock in the open market during fiscal 2001 for approximately $1.2 million, which brought the Company's ownership to 5,769,033 shares or approximately 47.1% of Phar-Mor's outstanding shares at March 31, 2001 compared to 4,704,033 shares or 38.4% at March 31, 2000. The Company purchased an additional 113,600 shares of Phar-Mor common stock in the open market during fiscal 2002 prior to the bankruptcy filing by Phar-Mor. The purchases brought the Company's ownership percentage to 48.1%. As a result of the increase in the Company's equity ownership, the amount and number of shares of its common stock held by Phar-Mor that are considered treasury stock have also increased (see Note A). The Company has pledged 4,704,033 of the Company's 5,882,633 shares of Phar-Mor common stock as collateral for its long-term debt (see Note F).

        At September 30, 2000, as a result of continuing operating losses at Phar-Mor, the significant reduction in the value of their internet investments, and the continuing decline in their per share market price, the Company reviewed the carrying value of its investment in Phar-Mor to determine if there had been an other than temporary decline in the value of that investment. Based on information available to the Company at that time about Phar-Mor's current and projected operations and information gathered about similar companies, the Company's management believed that there was such a decline in value during the three months ended September 30, 2000. The Company recognized a loss of $3.7 million in "Other income (expense)" in the consolidated statements of operations to reduce its carrying value to $9.9 million.

        The carrying value of Phar-Mor on the Company's books at June 30, 2001 was reduced to zero as a result of our equity in Phar-Mor's losses during that quarter. The Company did not recognize any additional losses in Phar-Mor after June 30, 2001 except that, in the quarter ended September 30, 2001, the Company recognized a loss of $9 thousand due to the investments the Company made in Phar-Mor common stock in July and August 2001. Depending on the outcome of Phar-Mor's bankruptcy proceeding, the Company may lose all or part of its investment in the common stock of Phar-Mor. The Company is, therefore, unable to currently determine the market value of its holdings in Phar-Mor common stock. The Company's Co-Chairmen and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, continue to serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor.

        Summarized unaudited financial information for Phar-Mor was as follows for the three years ended March 31, 2002 (in thousands of dollars):

Condensed Statements of Operations	52 Weeks Ended March 30, 2002	52 Weeks Ended March 31, 2001	53 Weeks Ended April 1, 2000
Net sales	$951,579	$1,265,869	$1,326,119
Operating earnings (loss)	(56,343)	(9,093)	7,007
Reorganization items	(30,313)	—	—
Extraordinary item, gain on extinguishment of debt	1,824	20,178	670
Net loss	(111,396)	(17,400)	(719)

Note:	The net loss for the 52 weeks ended March 30, 2002 and March 31, 2001, and the 53 weeks ended April 1, 2000, included $4,508 in expense, $759 in income and $281 in expense, respectively, related to Phar-Mor's investment in the Company.
Condensed Balance Sheets	March 30, 2002	March 31, 2001
Current assets	$163,512	$244,016
Property and equipment	48,645	82,066
Other assets	7,225	39,335

Total assets	$219,382	$365,417

Current liabilities	$47,654	$120,485
Liabilities subject to compromise	164,616	—
Long-term obligations	56,176	182,552
Stockholders' equity (deficit)	(49,064)	62,380

Total liabilities and stockholders' equity (deficit)	$219,382	$365,417

        The Company's equity percentage ownership in the extraordinary item for Phar-Mor relating to the early extinguishment of their debt is shown in the Company's statements of operations as "Equity in extraordinary item of affiliate."

Cyclone Acquisition Company, LLC ("Cyclone")

        In May 2000, the Company invested approximately $0.2 million to acquire a 41.5% interest in a Delaware limited liability company, Cyclone, which acquired the rights to the "Cyclone Fence" name from Cyclone, Inc. at a cost of $0.3 million. Cyclone is attempting to license the "Cyclone Fence" name to fence retailers. After initial attempts to license the name to large home improvement retailers were unsuccessful, the Company wrote off its investment in Cyclone in fiscal 2001. Further attempts to license the name are continuing.

Discontinued Operations

        The Company received, as part of the proceeds on the sale in August 1996 of its discontinued pharmacy benefit management operation, a right to an additional minimum payment of $2.5 million that was due at any time after August 2, 1997. This payment could increase up to $5.0 million based on certain criteria if there was an initial public offering that included its former pharmacy benefit management operation. In August 1999, the Company collected the $5.0 million payment after an initial public offering that included its former operation. The Company recognized a gain on the disposal of discontinued operations of $2.5 million less approximately $0.2 million of contingent incentive fees due primarily to former employees of the discontinued operation.

        Certain of the Company's subsidiaries were controlling partners in various limited partnerships engaged in the buying, holding, operating and disposing of real estate and real estate loans. On May 12, 1999, the Company announced that it had entered into an agreement to sell its interests in its three remaining real estate developments. On May 27, 1999, one property was sold to a third party and the Company's interests in the partnerships that owned the other two properties were sold to the other partners or their affiliates. As a result of these sales, the Company received $11.4 million in cash and a one-year, $0.6 million secured note. A gain on the disposal of discontinued operations of approximately $6.2 million ($5.6 million net of taxes) was recognized as a result of the sale. The Company also recognized income from discontinued operations of $0.3 million, which represents the results of operations of the three properties until their sale on May 27, 1999. Revenues for the real estate segment for the period from April 1, 1999 to the sale in May 1999 were $2.8 million. Income taxes related to discontinued operations in 2000 were immaterial. An additional gain on disposal of operations was recognized in fiscal 2002 as a result of a tax refund of less than $0.1 million.

        During 2002, the Company reduced by approximately $0.3 million certain reserves for contingent liabilities related to the sale of the operations of its wholly-owned subsidiary, US HealthData Interchange, Inc., in fiscal 1998. Management had determined that these reserves were no longer required. Also during 2002, the Company received a refund on a previously paid environmental claim of $0.3 million for a former site related to its wholly-owned subsidiary, National Aluminum Corporation ("NAC"). In addition, during 2001, the Company reduced by approximately $2.2 million certain reserves for contingent liabilities related to NAC as these reserves were no longer required. NAC's operations were substantially discontinued prior to fiscal 1991. The reduction in reserves and the refund were recorded in "gain on disposal of discontinued operations" in the consolidated statements of operations.

NOTE C—SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

        The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

	For the years ended March 31,
	2002	2001	2000
Interest paid	$1,246	$1,896	$349
Income taxes paid (refunded)	(46)	—	619
Non-cash transactions:
Note receivable converted into equity investment	—	1,945	—
Stock of WD-40 Company received on sale of an investment	45	—	—
Note received on sale of other investments	—	—	600
Reduction in book value of redeemable preferred stock	—	—	264,082
Value of common stock and warrants issued in Xetava merger	—	—	5,231
Value of long-term debt issued in Xetava merger	—	—	19,922
Cumulative dividends accrued but not paid	—	—	18,649

        The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

	March 31,
	2002	2001
Other assets:
Prepaid pension cost	$4,352	$14,183
Securities available for sale	2,355	4,304
Cash surrender value of life insurance	1,980	1,782
Other investments, at cost	—	1,288
Accrued dividends on preferred stock	702	430
Patents	1,415	—
Other	32	264

Total	$10,836	$22,251

Other accrued liabilities:
Accrued interest payable	$284	$517
Liabilities related to discontinued operations	108	428
Environmental liabilities	210	65
Other	160	186

Total	$762	$1,196

Other long-term liabilities:
Pension and postretirement benefits	$4,632	$4,812
Environmental liabilities	1,043	1,153
Liabilities related to discontinued operations	453	453
Liabilities for potential claims	2,000	2,000

Total	$8,128	$8,418

NOTE D—OTHER INCOME (EXPENSE)

        In 2002, other expense related primarily to a $3.4 million write-down of the Company's investment in iLife Systems, Inc. ("iLife") to its estimated fair value (see Note E) partially offset by a gain on the sale of equity securities of $0.6 million (see Note E) and a gain of $1.6 million for payments received on assets either sold or written-off in a prior fiscal year.

        In 2001, other income related primarily to a gain on the sale of equity securities of $3.4 million and a gain of $0.3 million on a payment received on an asset sold in a prior fiscal year, offset by the $3.7 million write-down of the Company's investment in Phar-Mor to its estimated fair value during the quarter ended September 30, 2000 (see Note B).

        In 2000, other income of $0.4 million consisted of $1.7 million in income primarily from $0.6 million in gains on the sale of securities, a class action settlement of $0.5 million related to investment transactions in prior years and $0.6 million in payments received on assets either sold or written-off in a prior fiscal year. This was partially offset by a $1.1 million write-off of the carrying value of the Company's investment in Imagyn Medical Technologies, Inc. as a result of the elimination of the Company's equity interest under their Chapter 11 plan of reorganization and a write-down in the carrying value of an investment in a non-public company of $0.2 million.

NOTE E—INVESTMENTS

        The Company's investments in debt securities, and in equity securities that have a readily determinable market value, were classified as either "available for sale" or "trading". The carrying value and gross unrealized gains and losses for available for sale securities were as follows (in thousands of dollars):

	March 31,
	2002	2001
Carrying value	$2,355	$6,086
Unrealized gains	—	4
Unrealized losses	56	56

        Available for sale securities included $2.4 million and $4.3 million in "Other assets" at March 31, 2002 and March 31, 2001, respectively, and $1.8 million in "Other current assets" at March 31, 2001, depending on the securities' expected holding period.

        The gross proceeds and realized gains and losses from the sale of available for sale securities and the change in unrealized gains (losses) on available for sale and trading securities were as follows (in thousands of dollars):

	For the years ended March 31,
	2002	2001	2000
Available for sale securities:
Proceeds from sales	$1,838	$9,005	$2,646
Realized gains	11	3,411	576
Realized losses	1,944	—	—
Net unrealized gains (losses)	(4)	(2,034)	162
Trading securities:
Net unrealized losses included in net income	—	—	(1,077)

        Included in the available for sale securities at March 31, 2002 or at March 31, 2001 are the Company's investments in redeemable preferred stock of Presby Corp. ("Presby"), iLife and HPD Holdings Corp. ("HPD"). A discussion of these significant investments follows.

Presby Corp.

        In April 1998, the Company invested in Presby, formerly RAS Holding Corp., by purchasing Series B convertible preferred stock ("Series B Preferred"). In July 1998 and February 1999, the Company made additional purchases of the Series B Preferred after Presby met certain performance goals. The Company's total investment was approximately $1.4 million. The Company also received two-year warrants which were exercised in April 2000 to purchase additional Series B Preferred for approximately $0.9 million. In addition, the Company purchased additional Series B Preferred shares from other investors for less than $0.1 million during fiscal 2001. On a fully-diluted basis, assuming the exercise of all convertible preferred stock, warrants and options outstanding, the Company would own approximately 13.5% of the common stock of Presby.

        Presby is a privately-held company that has developed a surgical technique called the Surgical Reversal of Presbyopia, which uses a patented medical device, the Scleral Expansion Band ("SEB"), to treat presbyopia. Presbyopia is, in general, the loss of the human eye's ability to focus at near distances due to aging, resulting in the need for reading glasses or bifocals. The Company has been advised that Presby has completed the surgical procedures required for its Phase I clinical trials in the United States and that it has received approval from the U.S. Food and Drug Administration (the "FDA") to proceed with clinical studies required for market approval in the United States. However, the final outcome of the trials and achieving commercial success of the technique are each highly uncertain. In addition, Presby has advised the Company that they have sought FDA approval to start clinical trials in the United States for use of the SEBs to treat certain forms of glaucoma and ocular hypertension. Similar studies related to the treatment of presbyopia, glaucoma and ocular hypertension have begun in Canada. Presby has also developed related products which include a specialized incision device and replacement blades for use with the surgical procedure providing more consistent and reliable outcomes.

        In March 2002, Presby entered into a license agreement with CIBA Vision AG ("CIBA"), a subsidiary of Novartis AG. Under the license agreement, Presby granted to CIBA an exclusive worldwide license to market and sell Presby's ophthalmic surgical products for use in the treatment of presbyopia, ocular hypertension and primary open angle glaucoma. CIBA will assume responsibility for the manufacture of the licensed products following a transition period and has committed to provide additional cash infusions to Presby when Presby meets certain future milestones. Because Presby retains responsibility for FDA trials and product development, it may still need to obtain additional financing from other sources in order to complete its FDA trials so it can bring its products to market in the United States.

        The Series B Preferred has voting rights equivalent to the common stock of Presby and accrues dividends at 12% per annum less 85% of any amounts paid to RAS Service Co, LP ("RAS Service") as described below. The accrued dividends did not have to be paid in cash until the last day of the month following December 2001 (or, at Presby's option, in quarterly increments from that date to the last day of the month following September 2002). Presby has exercised the option to defer payment until at least the last day of the month following June 2002. In addition, during fiscal 2001 the number of shares of common stock into which each Series B Preferred is convertible was changed from 2.1:1 to 2.52:1 as a result of Presby not meeting certain goals set forth in the applicable certificate of designation.

        RAS Service is a limited partnership whose partners were the original owners of the Series B Preferred and another partnership that included certain principals in Presby. RAS Service has a service contract with Presby under which it provides advisory and consulting services to Presby and receives the lesser of $20 per SEB sold or 5% of the net sales price of each SEB after commissions (calculated on a quarterly basis) for providing these services. Of the revenue recognized by RAS Service, 85% is payable to the Series B Preferred partners and 15% is payable to the other partner. The dividend on the Series B Preferred is reduced, but not below zero, by the 85% of the revenues due the Series B Preferred partners. One of the Company's subsidiaries is the general partner of RAS Service and receives approximately the first $15 thousand of the fees due the Series B Preferred partners. The remainder of the fees earned by the Series B Preferred partners are split among the partners based on their original investment in the Series B Preferred. Payment of the fees by Presby to RAS Service was deferred until the last day of the month following December 31, 2001 (or in quarterly increments from that date consistent with the Series B Preferred deferral date). Presby has deferred the payment until at least the last day of the month following June 2002. The service contract expires September 30, 2006 (or on December 31, 2006 if the Series B Preferred payment date is deferred to September 30, 2002).

        In connection with a potential future investment by CIBA or others, the terms of the Series B Preferred and the RAS Service contract with Presby may be subject to modifications to be negotiated by the holders of the Series B Preferred and the new investors, including but not limited to the payment and/or further deferral of the accrued dividends of $0.7 million and the accrued service fee of $0.1 million.

        The Company's investment in Presby, including accrued dividends, was carried at $3.1 million and $2.8 million, at March 31, 2002 and 2001, respectively. The Company also licenses office space at the Company's Dallas, Texas office to Presby and, until March 31, 2002, received a consulting fee to provide certain management services to Presby. The rentals received for the office space were less than $0.1 million per year for the three years ended March 31, 2002, and the consulting fees were less than $30 thousand per year for the same period.

iLife Systems, Inc.

        The Company owns the equivalent of an approximate 14.5% interest, on a fully-diluted basis, in iLife, a privately held corporation. iLife owns certain patents issued or pending which provide for reliable, electrode-free, non-invasive methods for detecting and analyzing breathing, heart rate and body motions as well as methods for microwatt wireless transmission, for digital data recording and for electrode-free, infrasound-based detection and intervention. iLife has incorporated these technologies into personal emergency response systems and wireless vital signs monitors. iLife's commercial sales and/or licensing revenues have been minimal.

        In fiscal 2002, iLife modified its corporate structure and set up a wholly-owned subsidiary, iLife Solutions ("Solutions"), which now owns or licenses all the assets and assumed all the liabilities formerly held by iLife. The Company, along with other investors, loaned Solutions $1.0 million (the Company's portion was approximately $0.2 million) which is secured by the assets of Solutions. iLife is attempting to find additional outside investors in order to provide funds to continue its operations and has reduced the number of its employees and deferred the salaries of certain of its employees, with their agreement, for a period of six months. The Company wrote off its equity investment in iLife during the current fiscal year to reflect what the Company's management believed to be an other than temporary decline in value. The Company believes that there is adequate value in iLife to eventually recover our $0.2 million loan to Solutions.

        The Company originally invested approximately $1.3 million in December 1997 to purchase a Series B convertible preferred stock (the "B Preferred") for what was then a 6.3% fully-diluted ownership interest in iLife. In addition, the Company made various loans to iLife during fiscal years 2000 and 2001. The loans had a carrying value of approximately $1.9 million at maturity and, in connection with additional investments into iLife by third parties in March 2001, was converted into an equivalent number of shares of redeemable Series C convertible preferred stock ("C Preferred") at $1.30 per share. The Company has also acquired a total of 3,720,207 warrants to purchase common stock at $1.30 per share as part of these transactions. These warrants expire between March 2005 and March 2006. As described above, the Company believes the B Preferred, the C Preferred and the warrants have no current value and, accordingly, the Company has written off its $3.4 million equity investment in these securities in fiscal 2002.

        The Company also licenses office space and leases furniture and equipment at the Company's Dallas, Texas office to iLife. The rentals received were less than $55 thousand per year for the three years ended March 31, 2002.

HPD Holdings Corp.

        At March 31, 2001, the Company owned approximately $1.9 million of preferred stock of HPD, which was a privately held corporation whose subsidiary manufactured and distributed household product lines. At the time of the Company's initial investment in April 1998, the Company also received 2.5% of the common stock of HPD. In February and April 2000, the Company invested approximately $0.1 million in a subordinated debenture of HPD and received warrants to purchase additional common stock of HPD at $.01 per share that were to expire February 1, 2010. In April 2001, WD-40 Company acquired all of the outstanding common and preferred stock of HPD and repaid its debentures. The Company received a total of approximately $2.6 million for its HPD investment resulting in a gain of approximately $0.6 million that was recognized in the first quarter of fiscal 2002.

NOTE F—LONG-TERM DEBT

        Long-term debt was as follows (in thousands of dollars):

	March 31,
	2002	2001
6.75% notes of Avatex Funding, Inc. ("Avatex Funding"), net of discount of $1,282 in 2002 and $5,110 in 2001	$12,999	$20,915
Capital leases	11	—

Total	13,010	20,915
Long-term debt due within one year	13,003	—

Long-term debt	$7	$20,915

        The 6.75% notes were issued by Avatex Funding on December 7, 1999, to the Company's former preferred stockholders who elected this option in the merger with Xetava Corporation ("Xetava")(see Note G). Avatex Funding is a wholly-owned subsidiary that has a separate corporate existence from the

Company. Avatex Funding's sole purpose is to issue the notes and to own 4,704,033 shares of the common stock of Phar-Mor which are pledged to secure the notes. Avatex Funding is prohibited by the note indenture from transacting any other business, and the company does not have any other material assets or liabilities not related to the notes. At the time of issue, the notes were recorded at their estimated fair value of $19.9 million and are being amortized on an effective yield basis of 21% over the term of the notes. The notes mature December 7, 2002, and interest is due on June 15 and December 15 of each year. The Company guarantees the notes. See Note O for a discussion of the Company's ability to repay the notes at maturity.

        In April 2001, the Company repurchased $11.7 million face amount of the 6.75% notes for $7.1 million. This purchase resulted in an extraordinary gain of approximately $2.5 million which represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. For the year ended March 31, 2001, a gain of approximately $0.4 million was recognized on the early extinguishment of approximately $2.7 million face value of the 6.75% notes that the Company purchased in the open market for approximately $1.6 million. The remaining principal amount of the notes is approximately $14.3 million.

        Capital leases relate to assets owned by Chemlink. The carrying value of the assets is $12 thousand. Payments over the remaining life of the capitalized leases are as follows: $4 thousand in 2003, $5 thousand in 2004 and $4 thousand in 2005. The difference in the remaining payments of $13 thousand and the carrying value of $11 thousand represents imputed interest.

        In addition, there was an extraordinary gain of $4.6 million during 2001 related to the retirement of a note payable to the FoxMeyer Corporation ("FoxMeyer") Bankruptcy Trustee (the "Trustee") in February 2001. The gain represented the difference in the carrying value of the note and the $6.0 million payment to settle the note. In addition to the cash payment, the Company also gave up its rights to a 30% interest in certain pending litigation filed by the Trustee against various third parties.

NOTE G—CAPITAL STOCK

        At the Annual Meeting of Stockholders held on December 6, 1999, the Company's common and former preferred stockholders approved the merger with a wholly-owned subsidiary, Xetava, under an Amended and Restated Agreement and Plan of Merger that was executed on June 18, 1999 and subsequently amended on October 19, 1999 (the "Merger Agreement"). Holders of approximately 76% of the outstanding shares of each series of the Company's former preferred stock and holders of approximately 65% of its issued shares of common stock voted in favor of the merger.

        The merger was consummated on December 7, 1999. Under the Merger Agreement, the former preferred stockholders received in exchange for their preferred stock either new Class A common stock or, alternatively, a combination of cash, secured notes, warrants and other consideration (the "Alternate Consideration"). The then existing common stockholders received new Class A common stock on a one-for-one basis for their common stock. As a result of the merger, the two former series of preferred stock were eliminated.

        Preferred Stock:    The Company is authorized to issue 10,000,000 shares of preferred stock. Currently, no preferred stock is outstanding. The two former series of preferred stock that were eliminated in the merger with Xetava are discussed below.

        At December 7, 1999, the Company had 652,273 shares of its former cumulative convertible preferred stock outstanding. Cumulative dividends unpaid for the convertible preferred stock at December 7, 1999, were $10.4 million or $15.92 per share. Each share of the former convertible preferred stock was either converted into 9.134 shares of Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $3.7408 in cash, $8.34 principal amount of 6.75% notes due December 2002 issued by Avatex Funding and warrants to purchase 0.67456 shares of the Class A common stock at $2.25 per share.

        In addition, at December 7, 1999, the Company had 4,312,351 shares of $4.20 Cumulative Exchangeable Series A Preferred Stock, par value $5 per share, with a liquidation preference of $40 (the "Series A preferred stock") outstanding. Cumulative dividends unpaid for the Series A preferred stock at December 7, 1999, were $67.4 million or $15.64 per share. Each share of the former Series A preferred stock was either converted into 7.253 shares of Class A common stock or, at the election of the holder, into Alternate Consideration consisting of $2.9705 in cash, $6.623 principal amount of the 6.75% notes, and warrants to purchase 0.53567 shares of the Class A common stock at $2.25 per share.

        On December 7, 1999, the Company paid approximately $12.9 million in cash, issued approximately $28.7 million face amount of 6.75% notes, and issued warrants to purchase 2,319,334 shares of Class A common stock to the former preferred stockholders who elected the Alternate Consideration. The former preferred stockholders who did not elect to receive the Alternate Consideration were issued 5,830,873 shares of Class A common stock. With the 13,806,484 shares of the former common stock that were converted to the same number of shares of Class A common stock, the Company issued a total of 19,637,357 shares of the Class A common stock.

        In addition, the holders of shares of both of the former series of preferred stock who elected the Alternate Consideration received a deferred contingent right to a portion of any net recovery that the Company may receive in certain litigation brought by the Company against McKesson Corporation ("McKesson") and a number of large pharmaceutical manufacturers (see Note L). In December 2001, the holders of the deferred contingent rights were paid $0.4 million in full satisfaction of these rights.

        As a result of the merger, the Company recognized a gain on the exchange of its preferred stock that is shown as an increase in stockholders' equity in connection with the Xetava merger, which was calculated as follows (in thousands of dollars):

Book value of preferred stock including cumulative unpaid dividends	$264,082
Cash paid to preferred stockholders and expenses related to the S-4 filing	(13,920)
Value of common stock issued in the exchange (at market value)	(4,373)
Value of warrants issued in the exchange (at estimated market value)	(858)
Value of 6.75% notes issued in the exchange (at estimated market value)	(19,922)

Gain on exchange of preferred stock in connection with Xetava merger	$225,009

        Common Stock:    At March 31, 2002 and 2001, the Company had 19,637,357 shares of Class A $0.01 par value common stock outstanding before consideration of its common stock owned by Phar-Mor. Class A common stock was issued December 7, 1999 in exchange for the previously outstanding $5.00 par value common stock on a one-for-one basis and to the former preferred stockholders who elected not to take the Alternate Consideration (see above). The Company has also reserved 1,765,000 shares of its Class A common stock for issuance under the stock option and performance award plans (see Note H) and 2,319,334 shares for issuance upon conversion of the $2.25 warrants (see above). The warrants expire March 7, 2005. While there are no restrictions on the Company's ability to pay dividends on its common stock, the Company does not presently intend to pay any dividends (see Note O concerning the Company's ability to continue as a going concern).

        As of March 31, 2002, Phar-Mor had acquired 4,948,600 shares of the Company's Class A common stock at a cost of approximately $10.7 million. The Company accounts for its investment in Phar-Mor on an equity basis (see Note B) and treats Phar-Mor's investment in its common stock similar to treasury stock, with a reduction in the Company's stockholders' equity of $5.2 million and $5.1 million at March 31, 2002 and 2001, respectively, and a reduction in the number of shares outstanding for calculating earnings per share (see Note A).

NOTE H—EMPLOYEE COMPENSATION PLANS

        The Company maintains the Amended and Restated Stock Option and Performance Award Plan (the "Plan"). The Plan provides for the granting of incentive options and non-qualified options to purchase shares of the Company's common stock to certain officers and key employees and for the granting of non-qualified stock options to the outside directors on an automatic basis. The Plan also permits the granting of performance shares, restricted shares and performance units to participants (other than outside directors). Under the Plan, the Finance and Personnel Committee of the Board of Directors determines the price at which options are to be granted, the period over which options are exercisable, the duration of performance or restriction periods and performance targets over which performance shares shall be earned. A total of 9,000,000 shares of the Company's common stock may be granted under the Plan. At March 31, 2002, options for 7,188,192 shares were still available for grant under the Plan.

        The Company previously had a Performance Incentive Plan that provided for participants to receive 17.5% of the net proceeds, if any, from litigation related to a lawsuit against McKesson and various other defendants. As a result of the settlement of that case (see Note L), the participants were paid approximately $0.4 million during 2002.

        The following table summarizes the information with respect to stock options for the three years ended March 31, 2002. The exercise price of options granted was equal to the published market price of the common stock on the date of grant.

		Outstanding
	Exercisable Shares	Shares	Weighted Average Exercise Price
March 31, 1999	2,750,611	3,853,114	$1.16
Granted		5,000	0.78
Exercised		—	—
Canceled or forfeited		—	—

March 31, 2000	3,303,108	3,858,114	1.16
Granted		5,000	0.41
Exercised		—	—
Canceled or forfeited		—	—

March 31, 2001	3,855,614	3,863,114	1.16
Granted		100,000	0.14
Exercised		—	—
Canceled or forfeited		(2,198,114)	1.19

March 31, 2002	1,662,500	1,765,000	1.07

        The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three years ended March 31, 2002:

	2002	2001	2000
Expected dividend yield (%)	0.0	0.0	0.0
Expected volatility (%)	93.7	93.4	80.8
Risk-free interest rates (%)	4.7	5.8	6.2
Expected option lives (years)	5.0	5.0	5.0

        The weighted-average fair values of options granted during 2002 were $0.10, during 2001 were $0.30 and during 2000 were $0.54.

        The Company accounts for stock-based compensation using the intrinsic value method of APB 25 (see Note A). Accordingly, no compensation expense was recognized. If the Company had used the fair value of options at the grant dates, as defined by SFAS No. 123, to recognize compensation cost for the three years ended March 31, 2002, the reported loss from continuing operations and net income (loss) would have been as follows on a pro forma basis (in thousands of dollars, except per share amounts):

	2002	2001	2000
As reported:
Loss from continuing operations	$(18,163)	$(23,142)	$(6,903)
Net income (loss)	(14,985)	(7,134)	1,485
Pro forma:
Loss from continuing operations	$(18,167)	$(23,226)	$(7,222)
Net income (loss)	(14,989)	(7,218)	1,166

As reported for both basic and diluted earnings per share:
Income (loss) per share from continuing operations	$(1.05)	$(1.32)	$13.59
Net income (loss) per share	(0.87)	(0.41)	14.17
Pro forma for both basic and diluted earnings per share:
Income (loss) per share from continuing operations	$(1.05)	$(1.32)	$13.57
Net income (loss) per share	(0.87)	(0.41)	14.15

        The following table summarizes information about significant option groups outstanding and exercisable as of March 31, 2002 and related weighted-average exercise price and weighted-average contractual life remaining:

	Outstanding		Exercisable
Options with Exercise Prices Ranging from:					Remaining Life in Years
	Shares	Price	Shares	Price
$0.1350 to $0.7812	110,000	$0.18	7,500	$0.66	4.4

$1.1250	1,655,000	$1.13	1,655,000	$1.13	0.3

NOTE I—RETIREMENT PLANS

        The Company has retirement plans consisting of both defined benefit and defined contribution plans. Pension benefits under the defined benefit plans are generally based upon years of service or a combination of remuneration and years of service. No current employee is covered under a defined benefit plan. The Company's funding policy for defined benefit plans is to make payments to the pension trusts in accordance with the funding requirements of federal laws and regulations. The Company's outside directors are covered under a non-qualified and unfunded defined benefit plan.

        The Company has also maintained an employees' savings plan under Section 401(k) of the Internal Revenue Code for all employees since April 1997. Under the plan, employees generally may elect to exclude up to 20% of their compensation from amounts subject to income tax as a salary deferral contribution. The Company makes a matching contribution to each employee, which immediately vests, in an amount equal to 50% of the first 6% of the employee's contribution.

        Pension income under the Company's retirement plans for the three years ended March 31, 2002 are presented in the table below (in thousands of dollars):

	For the years ended March 31,
	2002	2001	2000
Net periodic pension cost (income) for defined benefit plans:
Service cost—benefits earned for the year	$58	$71	$65
Interest cost on projected benefit obligation	3,173	3,316	3,358
Expected return on plan assets	(3,940)	(4,903)	(4,573)
Net actuarial loss	186	—	—
Net amortization and deferral	(184)	(184)	(183)

Net periodic pension cost (income)	(707)	(1,700)	(1,333)
Pension cost for defined contribution plans	34	34	37

Total pension cost (income)	$(673)	$(1,666)	$(1,296)

        The net periodic pension income for defined benefit plans was determined by assuming a weighted average expected long-term rate of return on plan assets of 7.8% for the three years ended March 31, 2002.

        The following table sets forth the funded status of the Company's defined benefit pension plans and amounts recognized in its consolidated balance sheets at March 31, 2002 and 2001 utilizing a weighted average discount rate of 6.75% in 2002 and 7.0% in 2001 (in thousands of dollars):

	March 31,
	2002	2001
Change in benefit obligation:
Benefit obligation, beginning of year	$47,805	$48,086
Service cost	58	71
Interest cost	3,173	3,316
Actuarial losses	771	905
Benefits paid	(4,391)	(4,573)

Benefit obligation, end of year	47,416	47,805

Change in plan assets:
Fair value of plan assets, beginning of year	53,022	65,464
Actual return on plan assets	(1,188)	(8,070)
Benefits paid	(4,205)	(4,372)

Fair value of plan assets, end of year	47,629	53,022

Funded status	213	5,217
Unrecognized transition obligation (asset)	11	(173)
Unrecognized net actuarial loss	14,105	8,392

Net amount recognized	$14,329	$13,436

        The benefit obligations and plan assets at March 31, 2002 of the plans in which the benefit obligation exceeded plan assets were $37.8 million and $37.2 million, respectively. The benefit obligations at March 31, 2001 in plans in which the benefit obligation exceeded plan assets were $0.8 million. There were no plan assets related to underfunded plans at March 31, 2001.

        The following table presents amounts recognized in the consolidated balance sheets at March 31, 2002 and 2001 that net to the amount recognized in the table above (in thousands of dollars):

	March 31,
	2002	2001
Prepaid pension cost	$4,352	$14,183
Accrued pension liability	(683)	(756)
Accumulated other comprehensive loss	10,660	9

Net amount recognized	$14,329	$13,436

        The increase in the accumulated other comprehensive loss was primarily a result of the change in the funding status of one of the Company's pension plans. The prepaid pension cost for the plan was $10.0 million at March 31, 2001, and the fair value of the plan's assets at that time exceeded its benefit obligation. As a result of the decrease in the discount rate and the losses realized on the plan's assets in the current year, the plan's assets are $5 thousand less than its benefit obligation at March 31, 2002. Therefore, the Company has recognized a decrease in its prepaid pension costs with a corresponding charge to other comprehensive loss in the current year of approximately $10.7 million.

        At March 31, 2002, the assets of the Company's defined benefit pension plans were comprised of approximately 13% bonds, 76% stocks, 8% hedge funds and 3% other, principally cash. Included in pension plan assets were 1,361,500 shares of the Company's common stock with a market value of less than $0.1 million at March 31, 2002. Also included in pension plan assets were approximately $5.3 million face amount of 6.75% Avatex Funding notes with an estimated market value of approximately $1.1 million at March 31, 2002.

NOTE J—POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company has a plan for retired employees that provides for postretirement health care and life insurance benefits. No current employees are covered under the plan. Health benefits include major medical insurance with deductible and coinsurance provisions. Life insurance benefits are for a flat benefit. The plan provides that some retirees pay for a portion of their coverage. The plan is not funded, and the Company pays all benefits on a current basis.

        The net periodic postretirement benefit cost for the three years ended March 31, 2002 was as follows (in thousands of dollars):

	For the years ended March 31,
	2002	2001	2000
Service cost—benefits earned for the year	$—	$—	$—
Interest cost	130	167	183
Amortization of prior service cost and net gain	(99)	(44)	(40)

Total postretirement benefit cost	$31	$123	$143

        The following table sets forth the status of the postretirement health care and life insurance plans and amounts recognized in the consolidated balance sheets at March 31, 2002 and 2001 utilizing a discount rate of 6.75% for 2002 and 7.0% for 2001 (in thousands of dollars):

	March 31,
	2002	2001
Benefit obligation, beginning of year	$2,467	$2,748
Service cost	—	—
Interest cost	130	167
Plan participants' contributions	41	38
Benefits paid	(208)	(140)
Actuarial gain	(470)	(346)

Benefit obligation, end of year	1,960	2,467
Unrecognized net gain	1,525	1,154

Amount of postretirement benefit obligation included in the consolidated balance sheet	$3,485	$3,621

        Medical costs were assumed to increase at a rate of 7.0% during 2002 and then to decline over a period of 4 years to a rate of 5.0%. To demonstrate the volatility of the valuation results based on this assumption, the impact of a 1% increase or a 1% decrease in the cost of health care would result in a 9.6% increase or an 8.1% decrease in the postretirement benefit obligation and a $12 thousand increase or a $10 thousand decrease in postretirement benefit cost for the plan.

NOTE K—INCOME TAXES

        There was no provision for income taxes for any of the three years ended March 31, 2002.

        The Company recorded no federal income tax benefits for its losses from continuing operations for the three years ended March 31, 2002 because of the uncertainty of realizing its deferred tax assets. The Company adjusted the valuation allowance to maintain a full valuation allowance against the net deferred tax assets.

        While the Company has generated substantial loss, capital loss and tax credit carryforwards in prior years, the availability of such loss and tax credit carryforwards to reduce future consolidated federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), including limitations upon the utilization of loss and tax credit carryforwards in the event of an ownership change (as defined in the Code). The Company believes that the latest ownership change occurred in December 1999 in connection with the Xetava merger (see Note G). As a result of the ownership change, the Company will have less than $0.1 million per year of operating loss carryforwards available from tax loss carryforwards incurred prior to December 8, 1999.

        At March 31, 2002, the Company has for federal income tax purposes operating loss carryforwards of approximately $10.1 million, of which $1.2 million expires in 2022, $5.4 million expires in 2021 and $3.5 million expires in 2020. The Company has capital loss carryforwards of $0.8 million which expire in 2005.

        The reasons for the difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to loss from continuing operations were as follows (in thousands of dollars):

	For the years ended March 31,
	2002	2001	2000
Statutory rate applied to pre-tax loss	$(6,426)	$(8,100)	$(2,416)
Change in deferred tax asset valuation allowance from continuing operations	3,128	1,151	(88,948)
Corporate dividend-received deduction	(6)	(60)	(53)
Effect of change in control on net operating loss and credit carryforwards	—	—	91,154
Market adjustment to investment	(557)	—	—
Equity in affiliates	4,051	6,852	149
Other items	(190)	157	114

Total tax provision	$—	$—	$—

        The Company's current and noncurrent deferred taxes, which net to a zero balance as of March 31, 2002 and 2001, consisted of the following temporary differences and net operating losses at the statutory rate, tax credits, and valuation allowance (in thousands of dollars):

	March 31,
	2002	2001
Deferred tax assets:
Tax net operating losses	$3,816	$3,420
Investments	2,382	—
Other liabilities	3,521	3,754
Tax credits	3	3

Total deferred tax assets	9,722	7,177
Deferred tax liabilities:
Retirement plans	(5,930)	(5,609)
Other	(1,041)	(833)

Deferred tax liability	(6,971)	(6,442)
Valuation allowance	(2,751)	(735)

Deferred tax asset, net	$—	$—

        The net change in the valuation allowance for 2002 was an increase of approximately $2.0 million. The net change consisted of a $3.1 million increase in the deferred tax asset valuation allowance related to continuing operations partially offset by a reduction of $1.1 million to recognize a decrease in the deferred tax asset related to gains in extraordinary items and discontinued operations. The valuation allowance offsets the remaining net deferred tax assets due to the uncertainty of realizing any benefit from the deferred tax assets.

NOTE L—COMMITMENTS AND CONTINGENCIES

        The Company leases various types of properties, primarily corporate office space and equipment, through noncancelable operating leases. Rental expense for continuing operations under operating leases totaled $0.3 million in 2002, $0.2 million in 2001 and $0.2 million in 2000. Minimum rental payments under operating leases with remaining terms of one year or more at March 31, 2002 total $0.6 million with payments due of $0.3 million in 2003, $0.2 million in 2004 and $0.1 million in 2005. Sublease income from licensing the Company's office space was approximately $0.2 million in 2002. The Company expects to receive sublease income of approximately $0.1 million in both 2003 and 2004.

        The Company has retained responsibility for certain potential environmental liabilities attributable to former operating units. The Company is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state superfund statutes related to sites of those former operating units. These statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and its subsidiaries received various claims and demands from governmental agencies relating to investigations and remedial actions to address environmental clean-up costs and in some instances have been designated as a potentially responsible party by the Environmental Protection Agency.

        At March 31, 2002, the Company had reserves of approximately $1.3 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. Management's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

        The amount of reserves for environmental liabilities is difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not formerly owned by the Company, the unknown extent of the probable liability in proportion to the probable liability of other parties. Moreover, the Company may have environmental liabilities that it cannot, in its judgment, estimate at this time and losses attributable to remediation costs may arise at other sites. The Company recognizes that additional work may need to be performed to ascertain the ultimate liability for such sites, and further information could ultimately change the current assessment. A change in the estimated liability could have a material impact on the Company's financial condition and results of operations.

        In January 1997, the Company filed a lawsuit against McKesson and certain pharmaceutical manufacturers. Prior to our fiscal year ended March 31, 2001, the Company entered into settlement agreements with all of the manufacturer defendants in the litigation, under which we received confidential settlement payments. In December 2001, we entered into a settlement agreement with McKesson that settled all of our claims against McKesson and all claims asserted by McKesson against us and certain of our officers in the litigation, under which we received a confidential settlement payment. After payment of contingent attorneys' fees and other expenses and the distributions described below, the Company retained approximately $2.6 million in the current fiscal year relating to the litigation.

        With respect to distributions from the proceeds of the McKesson litigation, under the terms of the June 1999 merger agreement between the Company and Xetava (see Note G), certain of the Company's former preferred stockholders had elected to exchange their preferred shares for cash, notes, warrants and a deferred contingent cash right. The deferred contingent cash right entitled the former shareholders to a percentage of the Company's net recovery in the McKesson litigation. The amount distributed to these former shareholders in December 2001 was approximately $0.4 million. In addition, certain current and former employees were also participants under a Performance Incentive Plan (see Note H) relating to the litigation. The amount distributed to current and former employees in December 2001 was 17.5% of the net proceeds of the litigation or approximately $0.4 million.

        The Company's primary directors and officers' liability insurance policy for the three years ending on or about April 25, 1998 was United Pacific Insurance Company ("UPIC"). On May 29, 2001, a Pennsylvania state court entered an order placing Reliance Insurance Company ("Reliance") and its subsidiary, UPIC, into "rehabilitation" under Pennsylvania's Insurance Department Act. On October 3, 2001, the court entered an Order of Liquidation that superseded the May 29 order, terminated the rehabilitation of Reliance and UPIC and appointed the insurance commissioner of the State of Pennsylvania as liquidator. We cannot estimate at this time the impact, if any, that might result from Reliance and UPIC being liquidated on our 1996 stockholder litigation, the FoxMeyer directors lawsuit or the Ben Franklin Retail Stores, Inc. ("Ben Franklin") lawsuits discussed below.

        The Company and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Company's common and formerly outstanding preferred stocks during the period July 19, 1995 through August 27, 1996. In May 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Company and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning the Company's National Distribution Center and Delta computer systems and the resulting impact on its existing and future business and financial condition. In March 1998, the court denied the Company's motion to dismiss the amended complaint in the lawsuit. In January 2002, the Court granted the plaintiffs' unopposed motion to certify a class of purchasers of common stock as to federal claims and reserved judgment on all other class certification issues. The Company intends to continue to vigorously defend itself in the lawsuit. The Company is unable at this time to estimate the possible loss, if any, which may accrue from this lawsuit.

        In April 1998, the Trustee filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to the Company. The defendants have denied liability and, in connection with the October 1997 settlement of a separate lawsuit brought by the Trustee against the Company, the defendants received covenants not to execute from the Trustee. Discovery is virtually complete, and no trial date has been set. In February 2001, UPIC, the primary directors and officers' liability insurance carrier during the period of time covered by the lawsuit, filed a declaratory judgment action in the United States District Court for the Northern District of Texas against the Company, the five former FoxMeyer directors and the Trustee, seeking a declaration that there is no insurance coverage for the claims in the lawsuit. The Trustee also filed a separate lawsuit in the Delaware Bankruptcy Court against the Company, the five former FoxMeyer directors, UPIC and Gulf Insurance Company, which is the Company's excess directors and officers' liability insurance carrier, seeking a declaration that there is insurance coverage for the claims in the lawsuit. The Trustee added a second claim for relief seeking a declaration that (i) any payments under the insurance policies are property of the FoxMeyer estates, (ii) any payments under the policies pending final adjudication of the lawsuit constitute a violation of the automatic stay, and (iii) the parties be enjoined from taking any action to dissipate the proceeds of the policies. The Company has filed answers to both of these lawsuits, and has moved for a judgment on the pleadings with respect to the Trustee's second claim for relief. The Company is currently paying its own defense costs and the costs of the directors in these lawsuits, although all of these lawsuits have been dormant since the entry of the UPIC Order of Liquidation.

        In 1997, the bankruptcy trustee and certain creditors of the Company's former 17%-owned subsidiary, Ben Franklin, filed three lawsuits against the Company and certain of its and Ben Franklin's current and former officers and directors. The Company and its officers and directors were subsequently dropped as defendants. All of the cases have been dismissed at least once, and the plaintiffs are appealing the dismissal orders. In connection with paying the Company's defense costs in fiscal 1998, the Company also paid the initial defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the Company's request as a director or officer of Ben Franklin. These costs also constituted a portion of the retention under the Ben Franklin directors and officers' liability insurance policy issued by UPIC. Thereafter, UPIC paid defense costs until its liquidation proceeding in fiscal 2002, after which the Company resumed paying the appeal costs of certain defendants. The Company was advised in May 2002 that the defendants in the two federal lawsuits are close to a tentative settlement of that litigation. Any settlement would be subject to definitive documentation and approval by the Ben Franklin bankruptcy court. In the appeal of the state lawsuit, oral argument was held on May 28, 2002. If a settlement is reached and approved in the federal court lawsuits or if liability is ever imposed in the state court lawsuit, the Company may, if appropriate, agree to indemnify certain defendants in accordance with Delaware law. The Company is unable to estimate the possible loss, if any, which may accrue from this lawsuit.

        There are various other pending claims arising out of the normal conduct of the Company's businesses. In the opinion of management, the ultimate outcome of these other claims and lawsuits will not have a material effect on the Company's consolidated financial condition or results of operations.

NOTE M—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company determined the estimated fair value of financial instruments based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have had a material effect on the estimated fair value of the Company's financial instruments at March 31, 2002 or 2001, respectively.

        The carrying amounts of cash and cash equivalents, accounts and notes receivable, other current assets and accounts payable and other accrued liabilities were reasonable estimates of their fair value.

        The carrying value of long-term debt was $13.0 million and $20.9 million at March 31, 2002 and 2001, respectively, while the estimated fair value was approximately $2.9 million and $20.9 million, respectively, based upon either quotes obtained from qualified outside parties or interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

        Debt and equity securities classified as "available for sale" or "trading" were carried at their estimated fair value (see Notes A and E).

        The carrying value of other investments was estimated to be at fair value, or it was not practicable to estimate their fair value without incurring substantial costs. The carrying value of these investments was $1.3 million at March 31, 2001.

        The fair value estimates were based on pertinent information available to management as of March 31, 2002 and 2001. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE N—QUARTERLY DATA (UNAUDITED)

        The following is a quarterly tabulation of the results of operations for the two years ended March 31, 2002 (in thousands of dollars, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2002:
Revenues	$0	$0	$0	$0
Operating income (loss)	(1,191)	(697)	1,921	(799)
Loss from continuing operations before equity in loss of affiliates and minority interest	(332)	(786)	(387)	(2,427)
Loss from continuing operations	(12,010)	(3,125)	(476)	(2,552)
Discontinued operations	—	48	—	654
Extraordinary items	2,476	—	—	—
Net loss	(9,534)	(3,077)	(476)	(1,898)
Loss per common share from continuing operations:
Basic and Diluted	(0.69)	(0.18)	(0.03)	(0.15)
Net loss per common share:
Basic and Diluted	(0.55)	(0.18)	(0.03)	(0.11)

2001:
Revenues	$0	$0	$0	$0
Operating loss	(920)	(1,648)	(292)	(964)
Loss from continuing operations before equity in loss of affiliates	(1,670)	(2,416)	(1,021)	(1,724)
Loss from continuing operations	(6,791)	(6,167)	(4,895)	(5,289)
Discontinued operations	—	—	—	2,188
Extraordinary items	344	112	7,591	5,773
Net income (loss)	(6,447)	(6,055)	2,696	2,672
Loss per common share from continuing operations:
Basic and Diluted	(0.38)	(0.35)	(0.28)	(0.31)
Net income (loss) per common share:
Basic and Diluted	(0.36)	(0.34)	0.15	0.15

        The quarterly results from continuing operations were significantly affected by amounts shown in "Other income (expense)". See Note D for explanations of transactions included in this caption. Net income (loss) results were significantly affected by the gain or loss from discontinued operations (see Note B) and extraordinary items (see Notes B and F).

        Per share amounts were computed independently for each quarter based on the average number of shares outstanding during that quarter. As a result, the sum of the quarterly per share amounts may not equal the per share amount for the entire year.

NOTE O—GOING CONCERN

        The conditions described below raise substantial doubt about the Company's ability to continue as a going concern.

        The Company will likely continue to report operating losses as it has for the last several years. The Company also continues to have exposure to losses arising from pending litigation, as discussed in Note L. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by the Company, mature in December 2002 and are now classified as current liabilities. The Company had previously anticipated that its lawsuit against McKesson and others, as described in Note L, and its 48% ownership interest in Phar-Mor, as described in Note B, might generate funds to assist in funding the payoff of the 6.75% notes in December 2002. During the quarter ended December 31, 2001, however, the Company settled the McKesson lawsuit which resulted in the Company retaining approximately $2.6 million, after payment of contingent litigation and other expenses and distributions. Also, as previously reported, Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Therefore, it is unlikely that any value exists in the Company's ownership interest in Phar-Mor. Finally, the $4.4 million in prepaid pension costs included in the amount of "Other assets" at March 31, 2002 cannot be converted into funds that would be available to the Company. As a result, the Company believes it may not have sufficient cash to repay the notes at their maturity in December 2002.

        The Company had adequate funds at March 31, 2002 to meet its obligations then due and believes it has adequate funds to continue to pay its debts as they become due until the maturity date of the 6.75% notes.

        Management of the Company continues to investigate strategies and alternatives to address these issues. While the Company will continue its vigorous defense of its remaining litigation, there is no assurance that the Company will be able to resolve its lawsuits in a favorable manner. In addition, there is no assurance that the Company's investments will produce adequate returns to overcome the Company's operating losses and provide adequate funds for debt repayment or future operations or that the Company will be able to continue to buy back its debt at a substantial discount to face value. Further, it is unlikely that the Company will be able to obtain additional debt or equity financing. Therefore, since there is no assurance that the Company will be able to generate sufficient cash flows from its investments, restructure its liabilities, or obtain additional financing, at December 7, 2002, the Company may be in default on the 6.75% notes at that time which in turn could force the Company to seek protection under the federal bankruptcy laws.

        The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of these uncertainties. In particular, the financial statements do not purport to show the realizable value on a liquidation basis of the Company's assets or their availability to satisfy liabilities. The financial statements also do not show amounts that could be allowed for claims or contingencies or the status or priority of those claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Our Board of Directors

        Our Board of Directors consists of six members. Set forth below for each director is his name, age, period served as director, present position with us (if any) and other business experience:

        Abbey J. Butler, age 64, has served as Co-Chairman of our Board since March 1991 and was appointed our Co-Chief Executive Officer in October 1991. He also serves as Co-Chairman of the Board and Co-Chief Executive Officer of Phar-Mor, Inc. ("Phar-Mor"), which filed for relief under chapter 11 of the Bankruptcy Code in September 2001, and as President and a director of C.B. Equities Corp., a private investment company. In connection with our investments, Mr. Butler serves as a director of Presby Corp. ("Presby") and iLife Systems, Inc. ("iLife") and as a member of the Board of Managers of Chemlink Laboratories, LLC ("Chemlink"), Chemlink Acquisition Company, LLC ("CLAC") and Cyclone Acquisition Company, LLC ("Cyclone"). Mr. Butler is a member of the Board of Trustees of The American University and a director of the Starlight Foundation, a charitable organization.

        Melvyn J. Estrin, age 59, has served as Co-Chairman of our Board since March 1991 and was appointed our Co-Chief Executive Officer in October 1991. He also serves as Co-Chairman of the Board and Co-Chief Executive Officer of Phar-Mor, which filed for relief under chapter 11 of the Bankruptcy Code in September 2001. Mr. Estrin has served as Chairman of the Board and Chief Executive Officer of Human Service Group, Inc., a private management and investment firm, since 1983 and is also Chairman and Chief Executive Officer of University Research Co., LLC. In connection with our investments, Mr. Estrin serves as a director of Presby and iLife and as a member of the Board of Managers of Chemlink, CLAC, and Cyclone. Mr. Estrin also served as a Trustee of the University of Pennsylvania and was appointed by President George H.W. Bush to serve as Commissioner of the National Capital Planning Commission.

        Hyman H. Frankel, Ph.D., age 81, holds a Ph.D. in Sociology, and also served as our consultant from 1992 through May 2002. He has served as President and a director of Human Service Group, Inc., a private management and investment firm, and was also a founder and has served as an executive officer and a director of University Research Co., LLC since 1965. Mr. Estrin controls both of these companies. Dr. Frankel has also served as Chairman of the Board of The Center for Human Service, Inc., a non-profit health and education research organization, and as Vice President and a director of American Health Services, an operator of general and psychiatric hospitals and nursing homes. Dr. Frankel has held teaching and research positions in social sciences at a number of universities throughout the United States during the past 35 years, and has served in various capacities in connection with a number of government commissions and other programs.

        Fred S. Katz, age 63, is President of First Taconic Capital Corporation, a private merchant banking and consulting firm. Mr. Katz has over 30 years of diversified investment and merchant banking experience specializing in investments in emerging growth companies and industries through private placements or public offerings of securities.

        William A. Lemer, age 61, is a private investor and real estate developer. He has served as President of Bethesda Avenue Photo, Inc. and Pentagon Concourse Photo, Inc., franchisees of One

Hour Moto Photo, since June 1992. Since April 1988, he has been the general partner of Metro Associates Limited Partnership, which owns a shopping center in Woodbridge, Virginia. Mr. Lemer is the brother-in-law of Mr. Estrin.

        Charles C. Pecarro, age 64, is the Chief Financial Officer of Human Service Group, Inc. and President of University Research Co., LLC. Mr. Estrin controls both of these companies. Mr. Pecarro has worked for the companies since 1972, and he has been a certified public accountant since 1968. Mr. Pecarro also serves on the Board of Directors of the Center for Technical Cooperation, a private non-profit corporation, and the Jones Foundation.

Our Executive Officers

        Grady E. Schleier, age 50, has served as our Senior Vice President, Chief Financial Officer and Treasurer since September 1999. He previously served as our Vice President and Treasurer since November 1995 and our Chief Financial Officer since June 1999. Mr. Schleier is a director of Presby and is a member of the Board of Managers of Chemlink.

        John G. Murray, age 47, has served as our Vice President—Finance since July 1997. He was previously a consultant to us from July 1996 to July 1997 and served as our Vice President and Assistant Treasurer from April 1996 to July 1996 and as Director of Special Projects and Assistant Treasurer from August 1993 to March 1996. Mr. Murray is a member of the Board of Managers of Chemlink.

        Robert H. Stone, age 42, has served as our Vice President, General Counsel and Secretary since November 1996. From November 1994 to November 1996, he served as our Associate General Counsel and Assistant Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of holdings and transactions in our common stock with the Securities and Exchange Commission. Based solely on our review of copies of the forms filed pursuant to Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required, we believe that our directors, executive officers and 10% owners complied with these filing requirements during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation of our Co-Chief Executive Officers and our other executive officers during fiscal 2002. The amounts listed for fiscal 2002 consist of compensation we paid during fiscal 2002 and salary Phar-Mor paid or expects to pay during its fiscal year ended June 29, 2002; bonuses, LTIP payouts and other compensation that may be paid by Phar-Mor will be determined after its fiscal year has ended. The amounts listed for fiscal 2001 consist of compensation we paid and bonuses we accrued (but did not pay) during fiscal 2001 and compensation Phar-Mor paid during its fiscal year ended June 30, 2001. The amounts listed for fiscal 2000 consist of compensation we paid during fiscal 2000 and Phar-Mor paid during its fiscal year ended July 1, 2000. The aggregate amount of perquisites and personal benefits we provided did not exceed the lesser of $50,000 or 10 percent of any executive officer's total salary and bonus for any fiscal year.

Summary Compensation Table

		Annual Compensation		Long-term Compensation
				Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(A)
Abbey J. Butler(B) Co-Chairman and Co- Chief Executive Officer	2002 2001 2000	1,010,378 1,000,439 961,670	0 0 154,032	10,000 285,000 180,000	86,338 0 0	23,813 116,856 129,526
Melvyn J. Estrin(B) Co-Chairman and Co- Chief Executive Officer	2002 2001 2000	1,010,378 1,000,439 961,670	0 0 154,032	10,000 285,000 180,000	86,338 0 0	14,069 191,618 174,975
Grady E. Schleier Senior Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	250,000 250,000 229,167	0 1,000 0	0 0 0	34,009 0 0	6,537 6,344 6,178
John G. Murray Vice President— Finance	2002 2001 2000	230,000 230,000 217,500	0 0 0	0 0 0	34,009 0 0	6,409 6,368 6,153
Robert H. Stone Vice President, General Counsel and Secretary	2002 2001 2000	230,000 230,000 217,500	0 1,000 0	0 0 0	34,009 0 0	6,409 6,368 6,153

(A)
In fiscal 2002, All Other Compensation consisted of for Mr. Butler (i) $9,772 for company-paid split-dollar life insurance, (ii) $2,056 for company-paid term life insurance, (iii) $5,255 in company matching contributions to our Employees' Savings and Profit Sharing Plan ("401(k) Plan"), and (iv) $6,730 for company-paid long term care insurance; for Mr. Estrin (i) $5,422 for company-paid split-dollar life insurance, (ii) $2,056 for company-paid term life insurance, and (iii) $6,591 for company-paid long term care insurance; for Mr. Schleier (i) $5,252 in company matching contributions to the 401(k) Plan and (ii) $1,285 for company-paid term life insurance; and for Mr. Murray and Mr. Stone (i) $5,252 in company matching contributions to the 401(k) Plan and (ii) $1,157 for company-paid term life insurance.

  In fiscal 2001, All Other Compensation consisted of for Mr. Butler (i) $9,312 for company-paid split-dollar life insurance, (ii) $1,944 for company-paid term life insurance, (iii) $5,250 in company matching contributions to the 401(k) Plan, (iv) $87,511 of value of Phar-Mor-paid insurance premiums, and (v) $12,839 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Estrin (i) $4,645 for company-paid split-dollar life insurance, (ii) $1,944 for company-paid term life insurance, (iii) $172,190 of value of Phar-Mor-paid insurance premiums, and (iv) $12,839 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Schleier (i) $5,250 in company matching contributions to the 401(k) Plan and (ii) $1,094 for company-paid term life insurance; and for Mr. Murray and Mr. Stone (i) $5,250 in company matching contributions to the 401(k) Plan and (ii) $1,118 for company-paid term life insurance.

  In fiscal 2000, All Other Compensation consisted of for Mr. Butler (i) $14,606 for company-paid split-dollar life insurance, (ii) $1,752 for company-paid term life insurance, (iii) $5,000 in company matching contributions to the 401(k) Plan, (iv) $96,488 of value of Phar-Mor-paid insurance premiums, and (v) $11,680 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Estrin (i) $4,310 for company-paid split-dollar life insurance, (ii) $1,752 for company-paid term life insurance, (iii) $157,233 of value of Phar-Mor-paid insurance premiums, and (iv) $11,680 in Phar-Mor contributions to its non-qualified deferred compensation plan; for Mr. Schleier (i) $5,346 in company matching contributions to the 401(k) Plan and (ii) $832 for company-paid term life insurance; for Mr. Murray and Mr. Stone (i) $5,208 in company matching contributions to the 401(k) Plan and (ii) $945 for company-paid term life insurance.

(B)
In fiscal 2002, we paid Mr. Butler and Mr. Estrin $475,000 each in salary and a $86,338 long term incentive payment (as described below), and Phar-Mor paid them $535,378 each in salary and granted each of them options to purchase 10,000 shares of Phar-Mor common stock. In fiscal 2001, we paid Mr. Butler and Mr. Estrin $475,000 each in salary and Phar-Mor paid them $525,439 each in salary and granted each of them options to purchase 285,000 shares of Phar-Mor common stock. In fiscal 2000, we paid Mr. Butler and Mr. Estrin $475,000 each in salary, and Phar-Mor paid each of them $486,670 in salary and a $154,032 bonus and granted each of them options to purchase 180,000 shares of Phar-Mor common stock.

  Mr. Butler and Mr. Estrin also received compensation in fiscal 2000 for serving as outside directors of the following companies in which we owned an interest, as follows: (i) Carson, Inc. granted Mr. Butler 18,500 shares and Mr. Estrin 13,500 shares of restricted stock and granted each of them options to purchase 5,000 shares of common stock and (ii) iLife granted Mr. Butler options to purchase 13,200 shares of common stock and Mr. Estrin options to purchase 26,600 shares of common stock.

Aggregate Options/SAR Exercises in Fiscal 2001 by Executive
Officers and Fiscal Year-End Option/SAR Values

        Our executive officers did not exercise any options during fiscal 2002. Because the market value of our common stock on March 31, 2002 was less than the exercise price of their options, there were no in-the-money unexercised options held at the end of fiscal 2002.

	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)
Name
	Exercisable	Unexercisable
Abbey J. Butler	400,000	0
Melvyn J. Estrin	400,000	0
Grady E. Schleier	100,000	0
John G. Murray	100,000	0
Robert H. Stone	100,000	0

Long-Term Incentive Plans Awards in Last Fiscal Year

        Our Performance Incentive Plan (the "Incentive Plan") was not renewed beginning in fiscal 2000 with respect to our "Net Income," as defined in the Incentive Plan. In fiscal 1998, however, we granted awards totaling 17.5% of any future "Litigation Income," which was defined in the Incentive Plan to mean net income generated in connection with our lawsuit against McKesson Corporation. That lawsuit was settled in December 2001, and the amounts paid to our executive officers on account of Litigation Income are set forth above in the Summary Compensation Table. The Incentive Plan is no longer in effect for any purpose.

Compensation of Directors

        Mr. Butler and Mr. Estrin do not receive any compensation or fees for serving as directors or attending Board or committee meetings. Our other directors receive an annual fee of $22,500, plus $1,000 for each Board or committee meeting they attend. Committee chairmen receive an additional

$1,000 for each committee meeting. All directors are reimbursed for any travel and lodging expenses they incur in connection with Board and committee meetings.

        Under our 2001 Amended and Restated Stock Option and Performance Award Plan, our non-employee directors are automatically granted options to purchase 15,000 shares of our common stock when first elected to serve on our Board, plus options to purchase 20,000 shares of our common stock in each year the director continues to serve on our Board in which there is an annual meeting effective with the annual meeting for fiscal 2001. Under our Directors' Retirement Plan, we pay a qualifying director a monthly benefit for a period equal to his years of service or 15 years, whichever is less, equal to 1/12 of the highest annual fee in effect for directors during the director's years of service on our Board. A qualifying director is one who has a minimum number of years of service, other than directors who are, or at any time subsequent to December 31, 1975 have been, one of our officers. The monthly payment begins at the later of the director's retirement or age 60.

        Each of our directors is a party to an indemnification agreement with us dated October 23, 1997. See "Employment and Indemnification Agreements" below. Dr. Frankel also served as a consultant to us through May 2002 and was paid a monthly fee of $3,750 pursuant to a written consulting agreement. The consulting agreement was terminated effective May 31, 2002.

Employment and Indemnification Agreements

        Abbey J. Butler and Melvyn J. Estrin, our Co-Chairmen and Co-Chief Executive Officers, each has an employment agreement with us dated as of February 27, 1995, and amended effective as of February 1, 1998 and December 6, 1999. Each of the agreements is for a rolling three-year term at a minimum annual base salary of $475,000, subject to periodic increases by our Board of Directors. Mr. Butler and Mr. Estrin are also entitled to participate in the benefits generally available to our senior executives, and are permitted to engage in activities with other companies, ventures or investments, provided that such activities do not unreasonably impede the performance of their duties for us, and to retain any compensation and other benefits they may receive in such capacity. If either Mr. Butler's or Mr. Estrin's employment with us is terminated without "Just Cause" (as defined in the agreements, including but not limited to in the event of a change of control of us), Mr. Butler or Mr. Estrin, as the case may be, will be entitled to receive a one-time lump sum payment equal to one hundred fifty percent (150%) times the full amount of his monthly base salary and cash bonus awards that otherwise would have been earned by him during the full term of his agreement, plus payment of certain allocated office overhead expenses, payment of premiums payable by us for life insurance policies applicable to Mr. Butler or Mr. Estrin, as the case may be, and certain tax adjustment payments in respect of any amounts that constitute excess parachute payments under federal tax laws. In addition, the Butler and Estrin employment agreements provide that if (a) any "person" (as defined in Section 13(d) of Securities Exchange Act of 1934, as amended) is or becomes the beneficial owner, directly or indirectly, of either (i) 35% of the outstanding shares of our common stock or (ii) securities representing 35% of the combined voting power of our outstanding voting securities, or (b) during any period of two consecutive years, individuals who at the beginning of such period constitute our Board of Directors cease, at any time after the beginning of such period, for any reason to constitute a majority of our Board of Directors, unless each new director was nominated, or the election of such director was ratified, by at least two-thirds of the directors still in office who were directors at the beginning of such two-year period, then Mr. Butler or Mr. Estrin shall have the right to elect to treat such event as constituting a termination without "Just Cause" under their respective employment agreements. The agreements further provide, however, that payment of severance and other benefits must be deferred in connection with a termination without "Just Cause" under certain circumstances.

        Mr. Butler and Mr. Estrin also serve as Co-Chairmen and Co-Chief Executive Officers of Phar-Mor and have separate employment agreements with Phar-Mor. These employment agreements are described in Phar-Mor's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

        Grady E. Schleier, our Senior Vice President, Chief Financial Officer and Treasurer, has an employment agreement with us dated as of November 12, 1996, as amended by amendments effective as of February 1, 1998, September 1, 1999, and September 25, 2001. Under the agreement, which expires on January 31, 2004, Mr. Schleier's minimum annual base salary is $250,000, and he is also entitled to participate in the benefits generally available to our senior executives. If Mr. Schleier's employment with us is terminated "Without Cause" (as defined in the agreement), he would be entitled to receive, at his option (i) a single lump sum severance payment equal to the amount of total compensation that would otherwise have been paid during the forthcoming twelve months or (ii) monthly severance payments for a period of twenty-four months.

        John G. Murray, our Vice President—Finance, and Robert H. Stone, our Vice President, General Counsel and Secretary, each has an employment agreement with us that is virtually identical to our employment agreement with Mr. Schleier, except that the minimum annual base salary for each of Mr. Murray and Mr. Stone is $230,000.

        Each executive officer is also a party to an indemnification agreement with us dated October 23, 1997. Each agreement terminates upon the later of (i) ten years following the date that the officer ceases to serve in his capacity as an officer of ours, any of our majority-owned subsidiaries, other of our enterprises or an employee benefit plan or trust related thereto which such officer served at our request and (ii) the final termination of any proceeding to which indemnification or advancement of expenses relates pursuant to the agreement. Under each agreement, the executive officer is entitled to indemnification for damages and expenses in any proceeding involving us (whether or not brought by us or in our right) subject to conditions and limitations depending on the circumstances of the proceeding and conduct of the officer. In addition, each executive officer is entitled to be advanced expenses in connection with any such proceeding. If there is a change of control (as defined in the agreement), upon the request of any executive officer in connection with any proceedings for which indemnification or advancement of expenses is provided, we are required to create a trust and fund the trust in an amount sufficient to cover any expenses (as determined by an independent counsel appointed in accordance with the terms of the agreement) to be incurred by the executive officer relating to the proceeding.

Compensation Committee Interlocks and Insider Participation

        The Finance and Personnel Committee (the "Finance Committee") of our Board of Directors performs the functions of a compensation committee. During fiscal 2002, the Finance Committee consisted of Mr. Wineapple, who was the Chairman, Mr. Katz and Mr. Lemer. Mr. Wineapple resigned from the Board of Directors and the Finance Committee in April 2002.

Report of the Finance Committee

        Compensation of the Company's executive officers consists of base salary, stock option grants and participation in our 401(k) Plan and other employee health and welfare benefit plans. Executive officers are also eligible to receive discretionary bonuses as an incentive for superior performance. The goals of the Company's executive compensation policy are to motivate and reward its executive officers for overseeing and managing the Company's operations and investments, contributing towards long-term strategic planning and improving long-term stockholder value, and to attract and retain high-quality executive talent.

        The Finance Committee's philosophy regarding executive compensation also recognizes the Company's unique financial history and the extensive knowledge of its officers with respect to the events and circumstances occurring during that time. These individuals are involved extensively in the ongoing analysis and valuation of the Company's three principal investments: Presby, Chemlink and iLife. In addition, these individuals have extensive and critical knowledge and experience regarding the facts and circumstances underlying the stockholder lawsuit against the Company that relates to actions of FoxMeyer Drug Company in 1995 and 1996.

        During fiscal 2002, the Company's officers were compensated in accordance with their existing employment agreements. In December 2001, the Company settled its lawsuit against McKesson Corporation and the Company's officers were paid a Litigation Income bonus on account of awards granted in fiscal 1998 under the Company's then-existing Incentive Plan. In fiscal 2002, the Company extended the term of the employment agreements with its officers other than its Co-Chief Executive Officers, but did not increase any of their salaries.

Co-Chief Executive Officers

        The Company's Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, are compensated in accordance with their existing employment agreements, which were last amended with respect to payment of compensation in fiscal 1998, at the rate of $475,000 per year. The Committee has not increased their salary or awarded or paid them any bonuses since fiscal 1998, other than the Litigation Income bonus described above in the amount of $86,338 each. Mr. Butler and Mr. Estrin were otherwise treated substantially the same as the Company's other officers with respect to employee benefits, except that they received the benefit of company-paid split-dollar life insurance and long term care insurance policies.

Deductibility of Compensation

        Section 162(m) of the Internal Revenue Code (the "Code") limits the deductibility on the Company's federal income tax return of compensation over $1 million to any of its executive officers unless, in general, the compensation is paid pursuant to a plan that is performance related, non-discriminatory and has been approved by shareholders. Because the compensation of certain executive officers may exceed $1 million in any one year, the Code may limit the deductibility of such compensation unless an exception to such limitation is available. In such event, and because of the uncertainties surrounding the application and interpretation of these limits, no assurance can be given that any such compensation will be fully deductible. The Company's employment agreements with Mr. Butler and Mr. Estrin also contain certain severance provisions applicable in the event of a change of control. If the benefits received by either Mr. Butler or Mr. Estrin pursuant to these provisions equal or exceed 300% of his average annual taxable compensation (as defined in the applicable regulations), the full amount of such excess will not be deductible by the Company and such amount will reduce the $1 million limit under Section 162(m).

                      Fred S. Katz
                      William A. Lemer

Performance Graph

        For at least the last four fiscal years we compared the performance of our common stock with the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Index because, among other reasons, we believed that we could not reasonably identify a peer group. Beginning in fiscal 2001, we believed that it was more appropriate to compare the performance of our common stock with the Standard & Poor's SmallCap 600 Index and the Wilshire MicroCap Index, which is a capitalization-weighted index of all stocks in the bottom half of the Wilshire 5000 Index, rather than the Standard & Poor's 500 Index. The following graph and table assume that $100 was invested on April 1, 1997, and that all dividends were reinvested, for our last five fiscal years:

		Fiscal Year Ended March 31,
	4/1/97	1998	1999	2000	2001	2002
Avatex	$100.00	206.20	100.01	68.75	42.97	3.50
S&P SmallCap 600	100.00	147.68	119.43	156.09	154.08	187.94
Wilshire MicroCap	100.00	140.19	111.06	199.68	158.35	198.51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Disclosure

        The following table sets forth information as of March 31, 2002 with respect to our only equity compensation plan, which was approved by our stockholders at our annual meeting held on September 25, 2001:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
2001 Amended and Restated Stock Option and Performance Award Plan	1,765,000	$1.07	7,188,192

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of May 15, 2002 about beneficial ownership of our common stock by (i) our directors and executive officers and (ii) persons known to us to be beneficial owners of more than 5% of our common stock:

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares (3)	Number of Shares That May Be Acquired Within Sixty Days
Centaur Partners Group (4)	3,035,520	14.6%	1,958
Directors (including those who
are also Executive Officers):
Abbey J. Butler (4)	2,004,750	9.7%	400,000
Melvyn J. Estrin (4)	1,830,770	8.8%	401,958
Hyman H. Frankel	2,500	<1%	2,500
Fred S. Katz	2,500	<1%	2,500
William A. Lemer	2,500	<1%	2,500
Charles C. Pecarro	2,500	<1%	2,500
Executive Officers:
Grady E. Schleier	100,000	<1%	100,000
John G. Murray	100,000	<1%	100,000
Robert H. Stone	100,000	<1%	100,000
All Directors and Executive Officers as a Group:	4,145,520	20.0%	1,111,958
Other Holders:
Phar-Mor, Inc. 20 Federal Plaza West Youngstown, OH 44501	4,948,600	23.8%	0
Tocqueville Asset Management, L.P. (5) 1675 Broadway New York, NY 10019	1,361,500	6.6%	0

(1)
The business address of Centaur Partners Group is c/o Mr. Butler, 13745 Monaco Way, Palm Beach Gardens, FL 33411 and c/o Mr. Estrin, 7200 Wisconsin Avenue, Suite 600, Bethesda, MD 20814. The business address of our other directors and executive officers is c/o Avatex Corporation, 5910 North Central Expressway, Suite 1780, Dallas, TX 75206.

(2)
Consists of shares of common stock (i) owned and (ii) underlying options and warrants that are exercisable within 60 days of May 15, 2002, which are reflected in the far right column.

(3)
Percentages are based on a total of 20,749,315 shares of common stock, which consists of (i) 19,637,357 shares outstanding as of May 15, 2002, plus (ii) 1,111,958 shares underlying options and warrants that are exercisable within 60 days of May 15, 2002 held by directors and executive officers.

(4)
Centaur Partners Group consists of Mr. Butler, Mr. Estrin and Human Service Group, Inc., a corporation controlled by Mr. Estrin. Excluding options to purchase common stock, Mr. Butler owns 1,604,750 shares of common stock and Mr. Estrin owns 323,654 shares of common stock.

  Mr. Estrin may also be deemed to beneficially own an additional 1,107,116 shares of common stock, which consists of (i) 1,069,358 shares owned by Human Service Group, Inc., (ii) 13,418 shares owned by Estrin New Ventures, LLC, (iii) 22,382 shares held in certain trusts for which Mr. Estrin is a co-trustee, the beneficial ownership of which he disclaims, and (iv) 1,958 shares underlying warrants to purchase such shares held in certain trusts for which Mr. Estrin is a co-trustee, the beneficial ownership of which he disclaims. Mr. Butler disclaims beneficial ownership of the shares of common stock beneficially owned by Mr. Estrin, and Mr. Estrin disclaims beneficial ownership of the shares of common stock beneficially owned by Mr. Butler.

(5)
Tocqueville Asset Management, L.P. is an Investment Manager for the National Intergroup, Inc. Retirement Plan and the Davenport, Inc. Pension Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Chemlink Laboratories, LLC

        We, along with Phar-Mor, three of our officers (Abbey Butler, Melvyn Estrin and Grady Schleier and/or their designees), one of our directors (Charles Pecarro), and five additional parties related to, or referred to by, Mr. Butler or Mr. Estrin, own membership interests in CLAC, and CLAC owns membership interests in Chemlink. During fiscal 2002, we and certain other members of CLAC made a series of additional contributions to CLAC, and CLAC made additional contributions to Chemlink, in each case in exchange for additional membership interests that entitle the holder to a priority return. Our total contributions during fiscal 2002 were approximately $1.6 million. We are also a party to a consulting agreement with Chemlink, under which we provide certain financial, accounting and other management consulting services to Chemlink. In March 2002, Mr. Butler and Estrin each purchased a direct membership interest in Chemlink from another unaffiliated member in Chemlink. Mr. Butler and Mr. Estrin are members of the Board of Managers of CLAC, and Mr. Butler, Mr. Estrin, Mr. Murray and Mr. Schleier are members of the Board of Managers of Chemlink.

HPD Holdings Corp. ("HPD")

        We and Cabot Noble, Inc., which is a wholly-owned subsidiary of Phar-Mor, each acquired $1.25 million of preferred stock and 2.5% of the common stock of HPD in 1998. The largest shareholder of HPD is HPD Partners, L.P. In April 2001, WD-40 Company acquired all of the outstanding stock of HPD. Mr. Butler and Mr. Estrin were directors of HPD and limited partners in HPD Partners, L.P.

iLife Systems, Inc.

        We, along with our five officers, certain additional parties related to or referred by Mr. Butler or Mr. Estrin, and other unaffiliated third parties own Series B preferred stock and warrants to purchase Series B preferred stock of iLife. In fiscal 2002, as part of an internal restructuring, (i) iLife transferred substantially all of its assets and liabilities to a wholly-owned subsidiary, iLife Solutions ("Solutions"), and (ii) we, along with other investors (including Messrs. Butler, Schleier, a designee of Mr. Estrin and additional parties related to or referred by Mr. Estrin) loaned Solutions a total of $1 million. Our share of this loan was approximately $209,000. Mr. Butler and Mr. Estrin are directors of iLife, and we license to iLife a portion of the office space we lease in Dallas, Texas.

Presby Corp.

        We, along with Cabot Noble, Inc., our five officers and our Director of Accounting (and/or their designees), one of our directors, Mr. Pecarro, and certain additional parties related to, or referred to by, Mr. Butler or Mr. Estrin, own Series B preferred stock of Presby. During a portion of fiscal 2002 we were a party to a consulting agreement with Presby, under which we provided certain financial, accounting and other management consulting services to Presby. We also license to Presby a portion of the office space we lease in Dallas, Texas. Mr. Butler, Mr. Estrin and Mr. Schleier are directors of Presby.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements
Reference is made to the listing on page 75 of all financial statements filed as part of this report.
(2)	Financial Statement Schedules
Reference is made to the listing on page 75 of all financial statement schedules filed as part of this report.
(3)	Exhibits
Reference is made to the Exhibit Index beginning on page 77 for a list of all exhibits filed as part of this report.
(b)	Reports on Form 8-K
During the three months ended March 31, 2002, we did not file any Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avatex Corporation
	By:	/s/ GRADY E. SCHLEIER Grady E. Schleier
June 7, 2002		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ ABBEY J. BUTLER Abbey J. Butler	Co-Chairman of the Board and Co-Chief Executive Officer	June 7, 2002
/s/ MELVYN J. ESTRIN Melvyn J. Estrin	Co-Chairman of the Board and Co-Chief Executive Officer	June 7, 2002
/s/ GRADY E. SCHLEIER Grady E. Schleier	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 7, 2002
Additional Directors:
/s/ HYMAN H. FRANKEL Hyman H. Frankel	Director	June 7, 2002
/s/ FRED S. KATZ Fred S. Katz	Director	June 7, 2002
/s/ WILLIAM A. LEMER William A. Lemer	Director	June 7, 2002
/s/ CHARLES C. PECARRO Charles C. Pecarro	Director	June 7, 2002

ITEM 14(a) (1) and (2) and ITEM 14(d)

AVATEX CORPORATION AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements of Avatex Corporation and subsidiaries are included in Item 14(a)(1):

Page No. in Form 10-K
Independent Auditors' Report	23
Consolidated Statements of Operations—For the Three Years Ended March 31, 2002	24
Consolidated Balance Sheets—March 31, 2002 and 2001	25
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)— For the Three Years Ended March 31, 2002	26
Consolidated Statements of Cash Flows—For the Three Years Ended March 31, 2002	27
Notes to Consolidated Financial Statements—For the Three Years Ended March 31, 2002	28
The following financial statement schedules of Avatex Corporation and subsidiaries are included in Item 14(d):
Page No. in Form 10-K
Schedule II—Valuation and Qualifying Accounts	76

        Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or such information is not applicable.

        In accordance with Regulation S-X, audited financial statements of Phar-Mor, Inc. (a 48%-owned affiliate) for the fiscal year ending June 29, 2002 will be filed as an amendment to the Corporation's Form 10-K within 90 days of Phar-Mor, Inc.'s fiscal year end.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
AVATEX CORPORATION AND SUBSIDIARIES
(in thousands of dollars)

COL A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe		Balance at End of Period
	Year Ended March 31, 2002
Allowance for possible losses on notes and accounts receivable	$47	$—	$—	$30	(1)	$17
	Year Ended March 31, 2001
Allowance for possible losses on notes and accounts receivable	$47	$—	$—	$—		$47
	Year Ended March 31, 2000
Allowance for possible losses on notes and accounts receivable	$15	$32	$—	$—		$47

Notes:

(1)
Reduction in allowance was the result of a review of outstanding receivables.

AVATEX CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
3-A
Certificate of Merger of Xetava Corporation with and into registrant, dated December 7, 1999, with the Restated Certificate of Incorporation of the registrant annexed thereto. (Filed as Exhibit 3-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)
3-B	Restated Certificate of Incorporation of Avatex Funding, Inc. (Filed as Exhibit 3-B to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)
3-C	By-laws of the registrant. (Filed as Exhibit 3-C to the registrant's Annul Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.)
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
10-B
Avatex Corporation Amended and Restated Stock Option and Performance Award Plan. (Filed as Exhibit 10-D to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.)
10-C
Avatex Corporation Employees' Savings and Profit Sharing Plan, effective as of April 1, 1997. (Filed as Exhibit 10-X to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.)
10-D
Employment Agreement, dated as of February 27, 1995, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-AF to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)
10-E
Amendment to Employment Agreement between the registrant and Abbey J. Butler, effective as of February 1, 1998. (Filed as Exhibit 10-N to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.)
10-F
Second Amendment to Employment Agreement, dated December 6, 1999, between the registrant and Abbey J. Butler. (Filed as Exhibit 10-B to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)
10-G
Employment Agreement, dated as of February 27, 1995, between the registrant and Melvyn J. Estrin. (Filed as Exhibit 10-AG to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.)

10-H
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
10-J
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
10-M
Third Amendment to Employment Agreement, dated September 25, 2001, between the registrant and Grady E. Schleier. (Filed as Exhibit 10-B to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.)
10-N
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
10-Q
Third Amendment to Employment Agreement, dated September 25, 2001, between the registrant and Robert H. Stone. (Filed as Exhibit 10-C to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.)
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
10-T
Second Amendment to Employment Agreement, dated September 25, 2001, between the registrant and John G. Murray. (Filed as Exhibit 10-A to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.)

10-U
Form of Indemnification Agreement between the registrant and each of its officers and directors. (Filed as Exhibit 10-S to the registrant's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended March 31, 1999 and incorporated herein by reference.)
10-V
Warrant Agreement, dated as of December 7, 1999, between the registrant and American Stock Transfer and Trust Company, as warrant agent. (Filed as Exhibit 10-A to the registrant's Current Report on Form 8-K filed December 16, 1999 and incorporated herein by reference.)
21	Subsidiaries of the registrant.*
23	Consent of Independent Auditors.*

*
Filed herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
Description of Business
  Chemlink Laboratories, LLC
  Phar-Mor, Inc.
  Presby Corp.
  Investment in i Life Systems, Inc.
  Other
Environmental Regulation
Employees
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
AVATEX CORPORATION AND SUBSIDIARIES FIVE-YEAR FINANCIAL SUMMARY AND RELATED DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVATEX CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MARCH 31, 2002 (in thousands of dollars)
  Overview
  RESULTS OF OPERATIONS YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001
  Gain on Settlement of Legal Action
  Operating Costs
  Other Income (Expense)
  Interest and Dividend Income
  Interest Expense
  Equity in Loss of Affiliates
  Income Taxes
  Minority interest
  Discontinued Operations
  Extraordinary Items
  RESULTS OF OPERATIONS YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000
  Gain on Settlement of Legal Action
  Operating Costs
  Other Income
  Interest and Dividend Income
  Interest Expense
  Equity in Loss of Affiliates
  Income Taxes
  Discontinued Operations
  Extraordinary Item
  Preferred Stock Dividends
LIQUIDITY AND CAPITAL RESOURCES
OTHER
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AVATEX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
AVATEX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AVATEX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
AVATEX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AVATEX CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED MARCH 31, 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
Our Board of Directors
Our Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Aggregate Options/SAR Exercises in Fiscal 2001 by Executive Officers and Fiscal Year-End Option/SAR Values
Long-Term Incentive Plans Awards in Last Fiscal Year
Compensation of Directors
Employment and Indemnification Agreements
Compensation Committee Interlocks and Insider Participation
Report of the Finance Committee
Performance Graph
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Disclosure
Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  ITEM 14(a) (1) and (2) and ITEM 14(d)
AVATEX CORPORATION AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AVATEX CORPORATION AND SUBSIDIARIES (in thousands of dollars)
AVATEX CORPORATION AND SUBSIDIARIES EXHIBIT INDEX