Form 10-Q
period 2002-06-30
AVATEX CORP
filed 2002-08-14
CIK 716644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        COMMISSION FILE NUMBER 1-8549

AVATEX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	25-1425889 (I.R.S. Employer Identification No.)
5910 N. Central Expressway, Suite 1780, Dallas, Texas (Address of Principal Executive Offices)	75206 (Zip Code)
Registrant's Telephone Number, Including Area Code	214-365-7450

        Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

        Number of shares of Common Stock outstanding as of July 31, 2002: 19,637,357 shares.

PART 1. FINANCIAL INFORMATION

AVATEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,
(in thousands, except per share amounts)
	2002	2001
Revenues	$388	$—
Operating costs
Cost of goods sold (exclusive of depreciation shown separately below)	288	—
Selling, general and administrative costs	1,237	1,185
Research and development costs	60	—
Depreciation and amortization	23	6

Total operating loss	(1,220)	(1,191)
Other income (expense)	(227)	1,352
Interest and dividend income	94	253
Interest expense	(687)	(746)

Loss before equity in loss of affiliates and minority interest	(2,040)	(332)
Equity in loss of affiliates	—	(11,678)

Loss before minority interest	(2,040)	(12,010)
Minority interest	59	—

Loss before extraordinary item	(1,981)	(12,010)
Extraordinary item:
Gain on extinguishment of debt	—	2,476

Net loss	$(1,981)	$(9,534)

Basic and diluted income (loss) per share:
Loss before extraordinary item	$(0.11)	$(0.69)
Extraordinary item	—	0.14

Loss per share	$(0.11)	$(0.55)

Average number of common shares outstanding—basic and diluted	17,259	17,297

Comprehensive loss	$(1,981)	$(9,518)

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars)	June 30, 2002	March 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$4,371	$6,224
Receivables—net	206	395
Inventories	71	127
Other current assets	479	594

Total current assets	5,127	7,340
Investment in affiliate	48	70
Property and equipment	382	374
Less accumulated depreciation and amortization	150	134

Net property and equipment	232	240
Other assets	11,145	10,836

Total assets	$16,552	$18,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$658	$647
Other accrued liabilities	979	1,256
Long-term debt due within one year	13,433	13,003

Total current liabilities	15,070	14,906
Long-term debt	6	7
Other long-term liabilities	8,071	8,128
Minority interest	394	453
Commitments and contingencies	—	—
Stockholders' equity (deficit)
Common stock $0.01 par value; authorized: 50,000,000 shares; issued: 19,637,357 shares	196	196
Capital in excess of par value	193,170	193,170
Accumulated other comprehensive loss	(10,716)	(10,716)
Accumulated deficit	(184,485)	(182,504)

	(1,835)	146
Less equity in cost of common stock of the Corporation held by Phar-Mor, Inc.	(5,154)	(5,154)

Total stockholders' equity (deficit)	(6,989)	(5,008)

Total liabilities and stockholders' equity (deficit)	$16,552	$18,486

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
(in thousands of dollars)
	2002	2001
Cash flows from operating activities:
Net loss	$(1,981)	$(9,534)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of affiliates	—	11,678
Depreciation and amortization	23	6
Loss (gain) on investments	231	(1,345)
Other non-cash expense items, net	399	162
Gain on extinguishment of debt	—	(2,476)
Increase in reserve for bad debts	15	—
Minority interest	(59)	—
Cash provided (used) by working capital items:
Receivables	(35)	206
Other assets	(70)	(66)
Accounts payable and accrued liabilities	(368)	(713)

Net cash used by operating activities	(1,845)	(2,082)

Cash flows from investing activities:
Purchase of investments	—	(671)
Purchase of property and equipment	(7)	—
Proceeds from sale of investments	—	3,360

Net cash provided (used) by investing activities	(7)	2,689

Cash flows from financing activities:
Debt repayments	(1)	—
Debt repurchases	—	(7,055)

Net cash used by financing activities	(1)	(7,055)

Net decrease in cash and cash equivalents	(1,853)	(6,448)
Cash and cash equivalents, beginning of period	6,224	13,666

Cash and cash equivalents, end of period	$4,371	$7,218

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Description of Business:    Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. The Company consolidated Chemlink Laboratories, LLC ("Chemlink") at March 31, 2002 as a result of its control of 50% of the voting interests of Chemlink through its 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Prior to March 31, 2002, Chemlink was carried on an equity basis. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. The Company also owns 48% of Phar-Mor, Inc. ("Phar-Mor") which operated a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 and, in July 2002, substantially all of its assets were sold.

        Going Concern:    These financial statements have been prepared on a going concern basis which contemplates the realization of the Company's assets and the settlement of its liabilities and commitments in the normal course of business. See Note 7 for a discussion of the Company's ability to continue as a going concern and its plans addressing those issues. Specifically, the 6.75% notes issued by Avatex Funding, Inc. ("Avatex Funding"), and guaranteed by the Company, are due on December 7, 2002. Since there is no assurance that the Company will be able to generate sufficient cash flows from its investments, restructure its liabilities, or obtain additional financing by that date, the Company may be in default on the notes at that time, which in turn could force the Company to seek protection under the federal bankruptcy laws.

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

        The Company's condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended June 30, 2002 and 2001, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002, and should be read in conjunction with this quarterly report.

        Revenues:    Revenues are reported when goods are shipped and title passes. For products produced by or for others for which the Company will receive a royalty payment, revenues represent the royalty payments earned.

        Inventory:    Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories consisted almost entirely of raw materials at June 30, 2002. There was no work-in-process inventory and finished goods were less than $9 thousand.

        Minority interest:    The minority interest represents the approximate 41% interest in CLAC and the 50% interest in Chemlink that the Company does not own.

        Extraordinary item:    The extraordinary item for the three months ended June 30, 2001 represents a gain realized on the early extinguishment of certain of the 6.75% notes issued by the Company's subsidiary, Avatex Funding. See Note 5.

        Comprehensive Income (Loss):    The difference in comprehensive loss and net loss is due to the change in the components of other comprehensive income (loss), the details of which follow (in thousands of dollars):

	For the three months ended June 30,
	2002	2001
Unrealized gains on securities	$—	$16
Reclassification adjustment for losses (gains) included in net loss	—	—

Net unrealized gains	—	16

Minimum pension liability adjustment	—	—

Total other comprehensive income	$—	$16

        Newly Adopted and Issued Accounting Standards:    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets". In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". These pronouncements were adopted in the Company's fiscal year beginning April 1, 2002. The adoption by the Company of these three standards did not impact our results of operations or financial condition. In addition, in June 2001, the FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The Company has elected the early adoption of this standard effective April 1, 2002. There was no impact on the Company's results of operations or financial condition as a result of the early adoption of the standard.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The applicable portion of SFAS No. 145 relates to the rescission of SFAS No. 4 "Reporting Gains and Losses from the Extinguishment of Debt", as amended by SFAS No. 64. With the rescission of SFAS No. 4, the question of whether a gain or loss on the extinguishment of debt is extraordinary depends on whether the transaction meets the criteria for classification as a extraordinary item in APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to adopt the statement in its fiscal year beginning April 1, 2003. Any amounts presented as an extraordinary item from the extinguishment of debt in prior years that do not meet the criteria in APB No. 30 shall be reclassified to income from continuing operations as a result of the adoption of this standard.

Management is reviewing whether the items classified as extraordinary items from the extinguishment of debt in the Company's financial statements meet the criteria of APB No. 30. Any changes from the adoption of this standard will not alter the net income (loss) or net income (loss) per share already reported but may result in a reclassification of certain gains from extraordinary items to income (loss) from continuing operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on its results of operations or its financial condition.

        Common Stock of Avatex Corporation Held By An Affiliate:    As of June 30, 2002, Phar-Mor owned 4,948,600 shares or 25.2% of the Company's issued common stock. The Company accounts for its investment in Phar-Mor on an equity basis and treats Phar-Mor's investment in the Company's common stock similar to treasury stock, with a reduction in its stockholders' equity of approximately $5.2 million at June 30 and March 31, 2002 (the equivalent of a reduction of 2,378,164 shares of its common stock outstanding). The reduction was based on the Company's 48.1% ownership interest in the cost and number of shares of its common stock held by Phar-Mor. Before July 10, 2002, our Co-Chairmen of the Board and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, held the same positions at Phar-Mor. Effective on July 10, 2002, Mr. Butler and Mr. Estrin entered into a Settlement Agreement (the "Settlement") with Phar-Mor, the Official Committee of the Unsecured Creditors of Phar-Mor, and the Company. Under the Settlement, Mr. Butler and Mr. Estrin (the "Chairmen") agreed to be terminated as officers and directors of Phar-Mor in exchange for a cash payment and Phar-Mor's interests in Presby Corp. ("Presby") and certain of its affiliates, in CLAC and in the Company's common stock owned by Phar-Mor. As a result of the Settlement, the shares formerly held by Phar-Mor will not be considered treasury shares in future periods resulting in an increase in shares outstanding for calculating earnings per share. The Company's stockholders' deficit will not change as a result of the transaction as the offset to the decrease in the treasury stock charge of $5.2 million will be a corresponding reduction in "capital in excess of par value".

        In addition, the weighted average number of shares outstanding used in calculating earnings per share was reduced by 2,378,164 and 2,340,747 for the three months ended June 30, 2002 and 2001, respectively. The reduction was equal to the Company's ownership interest in its common stock since its acquisition by Phar-Mor. As a result of the acquisition of Phar-Mor's shares in the Company by the Chairmen in July 2002, the reduction in the weighed average shares outstanding will decrease each quarter for the remainder of the year.

NOTE 2—INCOME (LOSS) PER SHARE OF COMMON STOCK

        The loss per share before extraordinary item for basic and diluted earnings per share was calculated by dividing the loss before extraordinary item for the three months ended June 30, 2002 and 2001 by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by the Company's equity in the number of shares of its stock held by Phar-Mor as explained in Note 1.

        Options to purchase approximately 1.7 million and 3.9 million shares of common stock were outstanding at June 30, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the options and/or the effect of including the options in the calculation would be anti-dilutive. Warrants to purchase approximately 2.3 million shares of the

Company's common stock at $2.25 per share were outstanding at June 30, 2002 and 2001. These warrants were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the warrants and the effect of including the warrants in the calculation would be anti-dilutive.

NOTE 3—SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

        The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

	For the three months ended June 30,
	2002	2001
Interest paid	$482	$764
Income taxes paid	—	—
Non-cash transactions:
Stock of WD-40 Company received on sale of an investment	—	45

        The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

	June 30, 2002	March 31, 2002
Other assets:
Prepaid pension cost	$4,366	$4,352
Securities available for sale	2,355	2,355
Patents	1,433	1,415
Cash surrender value of life insurance	2,049	1,980
Accrued dividends on preferred stock	772	702
Other	170	32

Total	$11,145	$10,836

Other accrued liabilities:
Accrued interest payable	$43	$284
Liabilities related to discontinued operations	105	108
Salaries, wages and employee benefits	457	494
Environmental liabilities	215	210
Other	159	160

Total	$979	$1,256

Other long-term liabilities:
Pension and postretirement benefits	$4,584	$4,632
Environmental liabilities	1,034	1,043
Liabilities related to discontinued operations	453	453
Liabilities for potential claims	2,000	2,000

Total	$8,071	$8,128

NOTE 4—COMMITMENTS AND CONTINGENCIES

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

        At June 30, 2002, the Company had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

        The Company's primary directors and officers' liability insurance policy for the three years ending on or about April 25, 1998 was issued by United Pacific Insurance Company ("UPIC"). On May 29, 2001, a Pennsylvania state court entered an order placing Reliance Insurance Company ("Reliance") and its subsidiary, UPIC, into "rehabilitation" under Pennsylvania's Insurance Department Act. On October 3, 2001, the court entered an Order of Liquidation that superseded the May 29 order, terminated the rehabilitation of Reliance and UPIC and appointed the insurance commissioner of the State of Pennsylvania as liquidator. We cannot estimate at this time the impact, if any, that might result from Reliance and UPIC being liquidated on our 1996 stockholder litigation, the FoxMeyer Corporation ("FoxMeyer") directors lawsuit or the Ben Franklin Retail Stores, Inc. ("Ben Franklin") lawsuits discussed below.

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

        In April 1998, the trustee for the FoxMeyer bankruptcy (the "Trustee") filed a lawsuit against five former directors of FoxMeyer, in which the Trustee alleges that the defendants breached their fiduciary duty in connection with the June 19, 1996 dividend of certain assets to the Company. The defendants have denied liability and, in connection with the October 1997 settlement of a separate lawsuit brought by the Trustee against the Company, the defendants received covenants not to execute from the Trustee. Discovery is virtually complete, and no trial date has been set. In February 2001, UPIC, the primary directors and officers' liability insurance carrier during the period of time covered by the lawsuit, filed a declaratory judgment action in the United States District Court for the Northern District of Texas against the Company, the five former FoxMeyer directors and the Trustee, seeking a declaration that there is no insurance coverage for the claims in the lawsuit. The Trustee also filed a separate lawsuit in the Delaware Bankruptcy Court against the Company, the five former FoxMeyer directors, UPIC and Gulf Insurance Company, which is the Company's excess directors and officers' liability insurance carrier, seeking a declaration that there is insurance coverage for the claims in the lawsuit. The Trustee added a second claim for relief seeking a declaration that (i) any payments under the insurance policies are property of the FoxMeyer estates, (ii) any payments under the policies pending final adjudication of the lawsuit constitute a violation of the automatic stay, and (iii) the parties be enjoined from taking any action to dissipate the proceeds of the policies. The Company has filed answers to both of these lawsuits, and has moved for a judgment on the pleadings with respect to the Trustee's second claim for relief. The Company is currently paying its own defense costs and the costs of the directors in these lawsuits, although all of these lawsuits have been dormant since the entry of the UPIC Order of Liquidation.

        In 1997, the bankruptcy trustee and certain creditors of the Company's former 17%-owned subsidiary, Ben Franklin, filed three lawsuits against the Company and certain of its and Ben Franklin's current and former officers and directors. The Company and its officers and directors were subsequently dropped as defendants. In the state court lawsuit, on June 28, 2002, the Appellate Court of Illinois, First District, affirmed the trial court's decision dismissing the plaintiffs' fourth amended complaint with prejudice. In the two federal court lawsuits, the cases have been dismissed, appeals have been filed, and the Company was advised in May 2002 that the defendants are close to a tentative settlement of that litigation. Any settlement would be subject to definitive documentation and approval by the Ben Franklin bankruptcy court. In connection with paying the Company's defense costs in fiscal 1998, the Company also paid the initial defense costs of certain individuals who are named as defendants in these lawsuits by reason of the fact that they may have been serving at the Company's request as a director or officer of Ben Franklin. These costs also constituted a portion of the retention under the Ben Franklin directors and officers' liability insurance policy issued by UPIC. Thereafter, UPIC paid defense costs until its liquidation proceeding in fiscal 2002, after which the Company resumed paying the appeal costs of certain defendants. If a settlement is reached and approved in the federal court lawsuits or if liability is ever imposed in the state court lawsuit, the Company may, if appropriate, agree to indemnify certain defendants in accordance with Delaware law. The Company is unable to estimate the possible loss, if any, which may accrue from this lawsuit.

        There are various other pending claims arising out of the normal conduct of the Company's businesses. In the opinion of management, the ultimate outcome of these other claims will not have a material effect on the Company's consolidated financial condition or results of operations.

NOTE 5—DEBT

        The extraordinary item for the three months ended June 30, 2001 represents a gain realized on the early extinguishment of approximately $11.7 million face value of the 6.75% notes issued by the Company's subsidiary, Avatex Funding, that were purchased by the Company for approximately $7.1 million. The gain of $2.5 million represents the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The face value of the remaining notes is approximately $14.3 million. See Note 7 for a discussion of the Company's ability to repay the debt when it matures in December 2002.

NOTE 6—INVESTMENTS

        The carrying value of Phar-Mor on the Company's books at June 30, 2001 was reduced to zero as a result of Phar-Mor's losses during that quarter. The Company has not recognized any additional losses in Phar-Mor after June 30, 2001 except that, in the quarter ended September 30, 2001, the Company recognized a loss of $9 thousand due to the investments the Company made in Phar-Mor common stock in July and August 2001. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. In July 2002, the bankruptcy court approved the sale of substantially all of the assets of Phar-Mor to a group composed of Giant Eagle, CVS and two liquidation companies. As a result, there is no value to the Company's investment in the common stock of Phar-Mor. In addition, as part of Phar-Mor's Settlement with the Chairmen (see Note 1), Phar-Mor transferred to the Chairmen its 25.2% interest in the Company's common stock as well as its interests in CLAC and Presby. This transaction had no impact on the Company's financial condition, the carrying value of the Company's investments, or on its results of operations.

        In July 2002, the Company and the other holders of Presby Series B preferred stock (the "B Preferred") entered into an agreement with Presby whereby the holders of the B Preferred received additional shares of B Preferred in exchange for their right to receive accrued and future dividends on the B Preferred. Under the agreement, the Company received 947,993 additional shares of B Preferred for its $0.8 million of dividends due at June 30, 2002 and for its rights to any future dividends on the B Preferred. The conversion ratio of the B Preferred remained at 2.52 common shares for each preferred share. In addition, the service agreement between Presby and RAS Service, LP ("RAS Service") was terminated effective July 15, 2002, and 25,237 shares of B Preferred were issued in lieu of $0.1 million in service fees due. RAS Service then distributed to its general partner, a subsidiary of the Company, all the B Preferred it received as a preferred return due to that subsidiary. There were no shares of B Preferred distributed to any other partners of RAS Service. On a fully-diluted basis, assuming exercise of all convertible preferred stock and options outstanding, the Company would own approximately 20.6% of the common stock of Presby in July 2002 compared to approximately 13.5% at March 31, 2002.

        In fiscal 2002, iLife Systems, Inc. ("iLife") modified its corporate structure and set up a wholly-owned subsidiary, iLife Solutions ("Solutions"), which now owns or licenses all the assets and assumed all the liabilities formerly held by iLife. The Company, along with other investors, loaned Solutions $1.0 million (the Company's portion was approximately $0.2 million) secured by the assets of Solutions. The Company wrote off its equity investment in iLife's preferred stock during fiscal 2002 to reflect what the Company's management believed to be an other than temporary decline in value. Based on the current financial status of Solutions, the continued deterioration of its business plan and current dynamics between iLife's management, its board of directors and the holders of Solutions' note, the Company has written off its investment in the note because there may not be adequate value in Solutions to eventually recover the $0.2 million loan. At this time the Company believes that there may not be adequate assets, or that possible additional investments by others may not be forthcoming, to continue to fund the needed expenditures to preserve the value of Solutions. As a result, the Company believes that the note receivable may be worth less than previously believed and has written off the receivable.

        As a result of additional investments made in CLAC in September 2001, the Company consolidated the results of operations of CLAC effective September 1, 2001. In addition, effective March 31, 2002, the Company also consolidated Chemlink as a result of an additional investment by CLAC that gave CLAC the right to appoint a majority of Chemlink's directors.

        Assuming that the Company had increased its interest in CLAC's voting rights to 59% on April 1, 2001 by making its entire $1.6 million in fiscal 2002 contributions as of that date, and assuming that CLAC had made its entire $2.0 million in fiscal 2002 contributions to Chemlink on April 1, 2001 and obtained control of Chemlink's board as of that date, the following are the Company's estimated pro forma results for the three months ended June 30, 2001 (in thousands of dollars):

	For the three months ended June 30, 2001
	As reported	Pro forma
Revenues	$—	$—
Loss before equity in loss of affiliates and minority interest	(332)	(844)
Equity in loss of affiliates	(11,678)	(11,564)
Loss before minority interest	(12,010)	(12,408)
Minority interest	—	383
Loss before extraordinary item	(12,010)	(12,025)
Net loss	(9,534)	(9,549)
Basic and diluted loss per share:
Loss before extraordinary item	$(0.69)	$(0.69)
Extraordinary item	0.14	0.14
Net loss per share	$(0.55)	$(0.55)

        There is no impact on the amounts reported for the three months ended June 30, 2002 as these amounts reflect Chemlink and CLAC on a consolidated basis during the whole period.

NOTE 7—GOING CONCERN

        The conditions described below raise substantial doubt about the Company's ability to continue as a going concern.

        The Company will likely continue to report operating losses as it has for the last several years. The Company also continues to have exposure to losses arising from pending litigation, as discussed in Note 4. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by the Company, mature in December 2002. The Company had previously anticipated that its lawsuit against McKesson and others and its 48% interest in Phar-Mor might generate funds to assist in funding the payoff of the 6.75% notes in December 2002. However, the Company settled the McKesson lawsuit in fiscal 2002 resulting in the Company retaining approximately $2.6 million, after payment of contingent litigation and other expenses and distributions. Also, as previously reported, the Company believes Phar-Mor has no value as a result of the sale of substantially all of its assets in July 2002 after it filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, the $4.4 million in prepaid pension costs included in the amount of "Other assets" at June 30, 2002 cannot be converted into funds that would be available to the Company. As a result, the Company believes it may not have sufficient cash to repay the notes at their maturity in December 2002.

        The Company had adequate funds at June 30, 2002 to meet its obligations then due and believes it has adequate funds to continue to pay its debts as they become due until the maturity date of the 6.75% notes.

        Management of the Company continues to investigate strategies and alternatives to address these issues. While the Company will continue its vigorous defense of its remaining litigation, there is no assurance that the Company will be able to resolve its lawsuits in a favorable manner. In addition, there is no assurance that the Company's investments will produce adequate returns to overcome the Company's operating losses and provide adequate funds for debt repayment or future operations or that the Company will be able to continue to buy back its debt at a substantial discount to face value. Further, it is unlikely that the Company will be able to obtain additional debt or equity financing. Therefore, since there is no assurance that the Company will be able to generate sufficient cash flows from its investments, restructure its liabilities, or obtain additional financing, at December 7, 2002, the Company may be in default on the 6.75% notes at that time, which in turn could force the Company to seek protection under the federal bankruptcy laws.

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

AVATEX CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2002
(dollars in thousands)

Overview

        Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. We consolidated Chemlink at March 31, 2002 as a result of our control of 50% of the voting interests of Chemlink through our 59% interest in CLAC. Prior to March 31, 2002, Chemlink was carried on an equity basis. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. We also own 48% of Phar-Mor which operated a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 and, in July 2002, substantially all of its assets were sold.

        In July 2002, we and the other holders of Presby's B Preferred entered into an agreement with Presby whereby the holders of the B Preferred received additional shares of B Preferred in exchange for their right to receive accrued and future dividends on the B Preferred. Under the agreement, we received 947,993 additional shares of B Preferred for our $772 of dividends due at June 30, 2002 and for our rights to any future dividends on the B Preferred. The conversion ratio of the B Preferred remained at 2.52 common shares for each preferred share. In addition, the service agreement between Presby and RAS Service was terminated effective July 15, 2002, and 25,237 shares of B Preferred were issued in lieu of $112 in service fees due. RAS Service then distributed to its general partner, a subsidiary of ours, all the B Preferred it received as a preferred return due to that subsidiary. There were no shares of B Preferred distributed to any other partners of RAS Service. On a fully-diluted basis, assuming exercise of all convertible preferred stock and options outstanding, we would own approximately 20.6% of the common stock of Presby in July 2002 compared to approximately 13.5% at March 31, 2002.

        In fiscal 2002, iLife modified its corporate structure and set up a wholly-owned subsidiary, Solutions, which now owns or licenses all the assets and assumed all the liabilities formerly held by iLife. We, along with other investors, loaned Solutions $1,000 (our portion was approximately $209) which is secured by the assets of Solutions. We wrote off our equity investment in iLife's preferred stock during fiscal 2002 to reflect what our management believed to be an other than temporary decline in value. Based on the current financial status of Solutions, we have written off our investment in the note because there may not be adequate value in Solutions to eventually recover the $209 loan. At this time we believe that there may not be adequate assets, or that possible additional investments by others may not be forthcoming, to continue to fund the needed expenditures to preserve the value of Solutions. As a result, we believe that the note receivable may be worth less than previously believed and have written off the receivable.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue

        Revenues represented product sales for Chemlink for the three months ended June 30, 2002. A portion of the revenues, $176, were for samples for one customer for evaluation purposes and were essentially non-recurring. Chemlink is in discussion with this customer and believes that a royalty arrangement with the customer may be finalized later in the year. The remainder of the revenue, $212, was for non-sample product sales.

        The non-sample product revenue for the quarter is not necessarily indicative of future sales revenue as the revenue was primarily for a new customer. Chemlink, therefore, is unable to accurately predict future demand. Chemlink is developing other products for current customers and for other potential markets. Whether any of these efforts will result in sales, and the timing of those sales, cannot be estimated at this time. Sales, and thus operating profit, may be inadequate to fund Chemlink's ongoing cash requirements requiring additional contributions from CLAC or other investors.

Operating Costs

        Cost of goods sold of $123 represented the costs related to the sample product sales. The remaining balance of $165 represents cost of goods sold for non-sample sales. Since the primary customer for non-sample sales is new and future order quantities are uncertain, we are unable to determine whether the gross margins realized on these sales will remain the same over time. However, the current margin was less than the Company had originally anticipated on this product due to smaller production runs resulting in higher raw material costs than planned.

        Total selling, general and administrative costs including depreciation and amortization increased $69 to $1,260 for the three months ended June 30, 2002 compared to $1,191 for the three months ended June 30, 2001. Operating costs increased primarily as a result of an increase of $201 in expenses related to our pension plans and expenses of $265 for Chemlink (which was not consolidated in the prior year). This was partially offset by a decrease in legal expenses of $335 and a decrease of $62 in other expenses.

        Research and development represented costs incurred by Chemlink in developing and reformulating new or improved products. The research was related to developing products that use its patented effervescent technology in cleaning, disinfecting and sterilization applications.

Other Income (Expense)

        Other expense was $227 for the three months ended June 30, 2002 compared to other income of $1,352 for the three months ended June 30, 2001. The current year's other expense related primarily to the write-down of our note receivable from Solutions of $209 and a reduction in the value of our investment in Presby of $22 as a result of the agreement discussed in the "Overview" above. The prior fiscal year's other income consisted primarily of a gain on the sale of our investment in HPD Holdings Corp. ("HPD") of $555 and a $790 recovery on an asset written off in a prior fiscal year.

Interest and Dividend Income

        Interest and dividend income decreased $159 to $94 for the three months ended June 30, 2002 compared to $253 for the three months ended June 30, 2001. The decrease was due to a decline of $78 in interest income primarily as a result of lower cash balances and lower interest rates in the current versus prior fiscal year. Dividend income decreased $81 as compared to the prior year as a result of the write-off of our investment in the preferred stock of iLife and the impact of the sale of the preferred stock of HPD.

Interest Expense

        Interest expense decreased $59 to $687 for the three months ended June 30, 2002 from $746 for the three months ended June 30, 2001. The decrease was principally due to the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding in the prior year less the impact of the increasing amortization of the discount on the debt.

Equity in Loss of Affiliates

        Equity in loss of affiliates was $11,678 for the three months ended June 30, 2001. As a result of Phar-Mor's operating losses for the quarter, its write-down of goodwill and fixed assets as a result of the proposed store closings related to its bankruptcy filing in September 2001, and the establishment of additional reserves against its deferred tax asset, we recognized an equity loss of $11,566 that reduced our carrying value in Phar-Mor to zero as of June 30, 2001. In addition, we recognized a $114 equity loss in CLAC in the prior fiscal year. CLAC was consolidated with our operations effective September 1, 2001. The remaining equity income of $2 represents equity in RAS Service in fiscal 2002.

Income Taxes

        We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

Minority interest

        This caption in the statement of operations represents the portion of the loss in Chemlink and CLAC for the quarter that were allocated to Chemlink's and CLAC's minority interests. There was no corresponding minority interest in the prior year as Chemlink and CLAC were carried on an equity basis.

Extraordinary Item

        We recognized a gain of $2,476 on the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding during the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2002, we had cash and cash equivalents of approximately $4,371. During the quarter ended June 30, 2002, we had no significant cash flows from investing or financing activities.

        Our debt consists primarily of the 6.75% notes issued by Avatex Funding. The 6.75% notes semi-annual cash interest payment was made on June 17, 2002. The final interest payment of approximately $461 plus the remaining principal balance of approximately $14,281 are due on December 7, 2002. Since we have guaranteed the 6.75% notes and Avatex Funding has only Phar-Mor common stock as collateral for the notes (which is worthless, see Note 6), we have made and may make additional capital contributions to Avatex Funding so it can satisfy its interest and principal obligations on the notes. However, see the discussion below concerning our ability to pay the interest or repay the notes when they mature.

        For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities and for some pension obligations are uncertain. We guarantee the debt of Avatex Funding and may be called upon under the guarantee to fund any cash to be paid by Avatex Funding to its note holders. We expect no material cash inflows from our investments.

        We will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4 to the condensed consolidated financial statements, continue to raise substantial doubt as to our ability to continue as a going concern. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by us, mature in December 2002. We had previously anticipated that our lawsuit against McKesson and others and our 48% ownership interest in Phar-Mor might generate funds to assist in funding the retirement of the 6.75% notes. However, we settled the McKesson lawsuit in fiscal 2002 which resulted in our retaining $2,562 after payment of contingent litigation and other expenses and distributions. Also, as previously reported, we believe Phar-Mor has no value as a result of the sale of substantially all of its assets in July 2002 after it filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, $4,366 in prepaid pension costs included in the amount of "Other assets" at June 30, 2002 cannot be converted into funds that would be available to us.

        We had adequate funds at June 30, 2002 to meet our obligations then due and believe we have adequate funds to continue to pay our debts as they become due until the maturity date of the 6.75% notes.

        The principal development stage companies in which we have invested are Presby, Chemlink and iLife. None of these companies has yet reached a stage where cash flows from ongoing operations are positive. Each of these companies has had to meet its respective liquidity needs by raising additional capital. We believe it is unlikely that iLife will be able to continue as a going concern. No assurances can be made that either Presby or Chemlink will be successful in generating positive operational cash flows or in raising additional capital if needed.

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

        These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might ultimately result from the resolution of the uncertainties discussed above. In particular, the financial statements do not purport to show the realizable value on a liquidation basis of our assets or their availability to satisfy liabilities. The financial statements also do not show amounts that could be allowed for claims or contingencies or the status or priority of those claims. See Note 7 to the condensed consolidated financial statements.

OTHER

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The applicable portion of SFAS No. 145 relates to the rescission of SFAS No. 4 "Reporting Gains and Losses from the Extinguishment of Debt", as amended by SFAS No. 64. With the rescission of SFAS No. 4, the question of whether a gain or loss on the extinguishment of debt is extraordinary depends on whether the transaction meets the criteria for classification as a extraordinary item in APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We will be required to adopt the statement in our fiscal year beginning April 1, 2003. Any amounts presented as an extraordinary item from the extinguishment of debt in prior years that do not meet the criteria in APB No. 30 shall be reclassified to income from continuing operations as a result of the adoption of this standard. Management is reviewing whether the items classified as extraordinary items from the extinguishment of debt in our financial statements meet the criteria of APB No. 30. Any changes from the adoption of this standard will not alter the net income (loss) or net income (loss) per share already reported but may result in a reclassification of certain gains from extraordinary items to income (loss) from continuing operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently considering the impact, if any, that this statement will have on our financial condition or our results of operations.

        Cautionary Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks and uncertainties, including, but not limited to, the risk that we may be unable to implement strategies to continue as a going concern. Management believes that assets may be inadequate to fund the payoff of the 6.75% notes when they mature in December 2002 and that we may be unable to develop any strategies that will allow the Company to operate after that date. In industries in which we operate or invest, we also face risks associated with competitive pressures; the effects on our investment as a result of the Phar-Mor bankruptcy filing; the ability of the management of the companies in which we have invested to develop, implement and market their products and services; and other such risks. These other risks include decreased consumer spending, customer concentration issues and the effects of general economic conditions including the changes resulting from the effects of the events of September 11, 2002 and their aftermath. In addition, our business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in our reports and statements we have filed from time to time with the Securities and Exchange Commission, including this report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein. The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the amounts reported in Item 7A. of the Form 10-K for the year ended March 31, 2002.

PART II—OTHER INFORMATION
AVATEX CORPORATION AND SUBSIDIARIES

Item 1. Legal

        With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, the following additional information is provided:

        Ben Franklin Litigation.    In the appeal of the decision in the state court lawsuit filed by certain creditors of Ben Franklin Retail Stores, Inc. against certain of its former officers and directors, on June 28, 2002, the Appellate Court of Illinois, First District, affirmed the trial court's decision dismissing the plaintiffs' fourth amended complaint without prejudice.

        Green River.    National Aluminum Corporation ("NAC"), various other potentially responsible parties ("PRPs"), the Environmental Protection Agency and the United States Department of Justice have executed a consent decree with respect to the special notice letter and record of decision for the Green River Disposal Site in Davies County, Kentucky. On or about July 26, 2002, the consent decree was lodged with the United States District Court for the Western District of Kentucky. Following a public comment period, the consent decree may be entered by the Court, after which the PRPs will be required to establish and maintain financial security in the amount of $4 million. NAC estimates that its share of this amount is approximately $195,000, and NAC may be responsible for additional costs to comply with the consent decree in the future.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
      None
  (b)
  Reports on 8-K

      There were no Current Reports on Form 8-K filed by us during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AVATEX CORPORATION
August 14, 2002	By:	/s/ GRADY E. SCHLEIER Grady E. Schleier Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Certification Required by 18 U.S.C. Section 1350
(as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

Each of the undersigned in his capacity as an officer of Avatex Corporation (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), that to his knowledge:

(1)
the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002
/s/ ABBEY J. BUTLER Abbey J. Butler Co-Chief Executive Officer
/s/ MELVYN J. ESTRIN Melvyn J. Estrin Co-Chief Executive Officer
/s/ GRADY E. SCHLEIER Grady E. Schleier Chief Financial Officer

QuickLinks

PART 1. FINANCIAL INFORMATION
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS JUNE 30, 2002 (dollars in thousands)
LIQUIDITY AND CAPITAL RESOURCES
OTHER
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION AVATEX CORPORATION AND SUBSIDIARIES
SIGNATURES