Form 10-K/A
period 2002-03-31
AVATEX CORP
filed 2002-10-16
CIK 716644

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

On May 28, 2002, there were 19,637,357 shares of the registrant's common stock outstanding before deducting 2,378,164 shares which represent the Corporation's 48.1% equity interest in common stock of the Corporation then owned by Phar-Mor, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:

The financial statements of, and portions of other information from, Phar-Mor, Inc. as reported in their Annual Report on Form 10-K for the fiscal year ended June 29, 2002 are incorporated by reference into Parts III and IV.

EXPLANATORY NOTE

        Avatex Corporation hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 to include (i) the unaudited financial statements of Phar-Mor, Inc. (a 48% owned affiliate at March 31, 2002) and (ii) information concerning Bonuses, LTIP Payouts and Other Compensation paid by Phar-Mor, Inc. to our Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, in their capacity as Co-Chief Executive Officers of Phar-Mor, Inc. These amounts are to be included in the section entitled "Item 11. Executive Compensation" of our Annual Report on Form 10-K. As a result of Phar-Mor's bankruptcy filing in September 2001 and the subsequent sale of substantially all of its assets in July 2002, Phar-Mor is unable to complete its audit and has filed an unaudited Annual Report on Form 10-K with the Securities and Exchange Commission.

PART III

        The information in Item 11 of Part III of our Annual Report on Form 10-K for the amount of Bonuses, LTIP Payouts and Other Compensation paid by Phar-Mor, Inc. to our Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, in their capacity as Co-Chief Executive Officers of Phar-Mor, Inc. for its fiscal year ended June 29, 2002, was not available at the time our Form 10-K was filed. These amounts are hereby incorporated herein by reference to Item 11 of Part III of the Annual Report on Form 10-K filed by Phar-Mor, Inc. on October 15, 2002.

ITEM 14(a) (1) and (2) and ITEM 14(d)

AVATEX CORPORATION AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Phar-Mor, Inc. (a 48% owned affiliate) for their fiscal year ending June 29, 2002 were filed on Form 10-K with the Securities and Exchange Commission on October 15, 2002 and are incorporated herein by reference:

Consolidated Statement of Net Liabilities in Liquidation (Liquidation Basis) as of June 29, 2002

Consolidated Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis)

Consolidated Balance Sheet (Going Concern Basis) as of June 30, 2001

Consolidated Statements of Operations (Going Concern Basis) for the Fifty-Two Weeks Ended June 29, 2002, June 30, 2001, and July 1, 2000

Consolidated Statements of Changes in Stockholders' Equity (Going Concern Basis) for the Fifty-Two Weeks Ended June 29, 2002, June 30, 2001, and July 1, 2000

Consolidated Statements of Cash Flows (Going Concern Basis) for the Fifty-Two Weeks Ended June 29, 2002, June 30, 2001, and July 1, 2000

Notes to Consolidated Financial Statements

Schedule II—Valuation and Qualifying Accounts

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Avatex Corporation
October 16, 2002	By	/s/ GRADY E. SCHLEIER Grady E. Schleier Senior Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 14(a) (1) and (2) and ITEM 14(d)
AVATEX CORPORATION AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES