Form 10-Q
period 2002-09-30
AVATEX CORP
filed 2002-10-25
CIK 716644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐.

Number of shares of Common Stock outstanding as of September 30, 2002: 19,637,357 shares.

PART 1. FINANCIAL INFORMATION

AVATEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,
	2002	2001
	(in thousands, except per share amounts)
Revenues	$241	$—
Operating costs
Cost of goods sold (exclusive of depreciation shown separately below)	95	—
Selling, general and administrative costs	1,314	691
Research and development costs	55	—
Depreciation and amortization	20	6

Total operating loss	(1,243)	(697)
Other income	28	343
Interest and dividend income	14	202
Interest expense	(750)	(634)

Loss from continuing operations before equity in loss of affiliates and minority interest	(1,951)	(786)
Equity in loss of affiliates	—	(2,355)

Loss from continuing operations before minority interest	(1,951)	(3,141)
Minority interest	46	16

Loss from continuing operations	(1,905)	(3,125)
Discontinued operations
Gain on disposal of discontinued operations	—	48

Net loss	$(1,905)	$(3,077)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.10)	$(0.18)
Discontinued operations	—	—

Loss per share	$(0.10)	$(0.18)

Average number of common shares outstanding—basic and diluted	19,405	17,268

Comprehensive loss	$(1,919)	$(3,095)

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the six months ended September 30,
	2002	2001
	(in thousands, except per share amounts)
Revenues	$629	$—
Operating costs
Cost of goods sold (exclusive of depreciation shown separately below)	383	—
Selling, general and administrative costs	2,551	1,876
Research and development costs	115	—
Depreciation and amortization	43	12

Total operating loss	(2,463)	(1,888)
Other income (expense)	(199)	1,695
Interest and dividend income	108	455
Interest expense	(1,437)	(1,380)

Loss from continuing operations before equity in loss of affiliates and minority interest	(3,991)	(1,118)
Equity in loss of affiliates	—	(14,033)

Loss from continuing operations before minority interest	(3,991)	(15,151)
Minority interest	105	16

Loss from continuing operations	(3,886)	(15,135)
Discontinued operations
Gain on disposal of discontinued operations	—	48

Loss before extraordinary item	(3,886)	(15,087)
Extraordinary item:
Gain on extinguishment of debt	—	2,476

Net loss	$(3,886)	$(12,611)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.21)	$(0.87)
Discontinued operations	—	—
Extraordinary item	—	0.14

Loss per share	$(0.21)	$(0.73)

Average number of common shares outstanding—basic and diluted	18,338	17,282

Comprehensive loss	$(3,900)	$(12,613)

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	March 31, 2002
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$2,669	$6,224
Receivables—net	29	395
Inventories	96	127
Other current assets	475	594

Total current assets	3,269	7,340
Investment in affiliate	—	70
Property and equipment	389	374
Less accumulated depreciation and amortization	165	134

Net property and equipment	224	240
Other assets	11,265	10,836

Total assets	$14,758	$18,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$642	$647
Other accrued liabilities	1,212	1,256
Long-term debt due within one year	13,925	13,003

Total current liabilities	15,779	14,906
Long-term debt	5	7
Other long-term liabilities	7,534	8,128
Minority interest	348	453
Commitments and contingencies	—	—
Stockholders' deficit
Common stock $0.01 par value; authorized: 50,000,000 shares; issued: 19,637,357 shares	196	196
Capital in excess of par value	188,016	193,170
Accumulated other comprehensive loss	(10,730)	(10,716)
Accumulated deficit	(186,390)	(182,504)

	(8,908)	146
Less equity in cost of common stock of the Corporation held by Phar-Mor, Inc.	—	(5,154)

Total stockholders' deficit	(8,908)	(5,008)

Total liabilities and stockholders' deficit	$14,758	$18,486

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended September 30,
	2002	2001
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	(3,886)	$(12,611)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of affiliates	—	14,033
Depreciation and amortization	43	12
Loss (gain) on investments	208	(1,680)
Other non-cash expense items, net	924	307
Gain on extinguishment of debt	—	(2,476)
Increase in reserve for bad debts	15	—
Minority interest	(105)	(16)
Cash provided (used) by working capital items:
Receivables	142	241
Other assets	(170)	(291)
Accounts payable and accrued liabilities	(733)	(771)

Net cash used by operating activities	(3,562)	(3,252)

Cash flows from investing activities:
Purchase of investments	—	(1,190)
Purchase of property and equipment	(15)	—
Proceeds from sale of investments	24	3,716
Other	—	414

Net cash provided by investing activities	9	2,940

Cash flows from financing activities:
Debt repayments	(2)	—
Debt repurchases	—	(7,055)

Net cash used by financing activities	(2)	(7,055)

Net decrease in cash and cash equivalents	(3,555)	(7,367)
Cash and cash equivalents, beginning of period	6,224	13,666

Cash and cash equivalents, end of period	2,669	$6,299

See notes to condensed consolidated financial statements.

AVATEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        Description of Business:    Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. The Company consolidated Chemlink Laboratories, LLC ("Chemlink") at March 31, 2002 as a result of its control of 50% of the voting interests of Chemlink through its 59% interest in Chemlink Acquisition Company, LLC ("CLAC"). Prior to March 31, 2002, Chemlink was carried on an equity basis. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. The Company also owns 48% of Phar-Mor, Inc. ("Phar-Mor") which operated a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 and, in July 2002, sold substantially all of its assets.

        Going Concern:    These financial statements have been prepared on a going concern basis which contemplates the realization of the Company's assets and the settlement of its liabilities and commitments in the normal course of business. See Note 7 for a discussion of the Company's ability to continue as a going concern and its plans addressing those issues. Specifically, the 6.75% notes issued by Avatex Funding, Inc. ("Avatex Funding"), and guaranteed by the Company, are due on December 7, 2002. Since there is no assurance that the Company will be able to generate sufficient cash flows from its investments, restructure its liabilities, or obtain additional financing by that date, the Company may have insufficient cash to fund the principal and interest payments due on the notes in December 2002. Therefore, the Company may be in default on the notes at that time, which in turn could force the Company to seek protection under the federal bankruptcy laws.

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

        The Company's condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended September 30, 2002 and 2001, are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Additional information is contained in the Company's Annual Report on

Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002, and should be read in conjunction with this quarterly report.

        Revenues:    Revenues are reported when goods are shipped and title passes. For products produced by or for others for which the Company will receive a royalty payment, revenues represent the royalty payments earned.

        Inventory:    Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories consisted principally of raw materials at September 30, 2002. There was no work-in-process inventory and finished goods were approximately $21 thousand.

        Minority interest:    The minority interest represents the approximate 41% interest in CLAC and the 50% interest in Chemlink that the Company does not own.

        Extraordinary item:    The extraordinary item for the six months ended September 30, 2001 represents a gain realized on the early extinguishment of certain of the 6.75% notes issued by the Company's subsidiary, Avatex Funding. See Note 5.

        Comprehensive Income (Loss):    The difference in comprehensive loss and net loss is due to the change in the components of other comprehensive income (loss), the details of which follow (in thousands of dollars):

	For the three months ended September 30,		For the six months ended September 30,
	2002	2001	2002	2001
Unrealized gains (losses) on securities	$(14)	$(8)	$(14)	$8
Reclassification adjustment for gains included in net loss	—	(10)	—	(10)

Net unrealized losses	(14)	(18)	(14)	(2)

Minimum pension liability adjustment	—	—	—	—

Total other comprehensive loss	$(14)	$(18)	$(14)	$(2)

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that this statement will have any impact on its results of operations or its financial condition.

        Common Stock of Avatex Corporation Held By An Affiliate:    As of March 31, 2002, Phar-Mor owned 4,948,600 shares or 25.2% of the Company's issued common stock. The Company accounts for its investment in Phar-Mor on an equity basis and treated Phar-Mor's investment in the Company's common stock similar to treasury stock, with a reduction in its stockholders' equity of approximately $5.2 million at March 31, 2002 (the equivalent of a reduction of 2,378,164 shares of its common stock outstanding). The reduction was based on the Company's 48.1% ownership interest in the cost and number of shares of its common stock held by Phar-Mor. Before July 10, 2002, our Co-Chairmen of the Board and Co-Chief Executive Officers, Abbey J. Butler and Melvyn J. Estrin, held the same positions at Phar-Mor. Effective on July 10, 2002, Mr. Butler and Mr. Estrin entered into a Settlement Agreement (the "Settlement") with Phar-Mor, the Official Committee of the Unsecured Creditors of Phar-Mor, and the Company. Under the Settlement, Mr. Butler and Mr. Estrin (the "Chairmen") agreed to be terminated as officers and directors of Phar-Mor in exchange for a cash payment and Phar-Mor's interests in Presby Corp. ("Presby") and certain of its affiliates, CLAC and the Company's common stock owned by Phar-Mor. As a result of the Settlement, the shares formerly held by Phar-Mor are no longer considered treasury shares resulting in an increase in shares outstanding for calculating earnings per share for the three and six month periods ending September 30, 2002. The Company's stockholders' deficit did not change as a result of the transaction as the offset to the elimination of the $5.2 million in treasury stock was a corresponding reduction in "capital in excess of par value".

        The weighted average number of shares outstanding used in calculating earnings per share was reduced by 232,646 and 2,369,702 for the three months ended September 30, 2002 and 2001, respectively, and 1,299,543 and 2,355,304 for the six months ended September 30, 2002 and 2001, respectively. The decrease was the result of the Settlement which eliminated the treasury shares outstanding on July 10, 2002.

NOTE 2—INCOME (LOSS) PER SHARE OF COMMON STOCK

        The loss per share from continuing operations for basic and diluted earnings per share was calculated by dividing the loss from continuing operations for the three and six months ended September 30, 2002 and 2001 by the weighted average number of common shares outstanding. The weighted average number of shares outstanding was reduced by the Company's equity in the number of shares of its stock held by Phar-Mor as explained in Note 1.

        Options to purchase approximately 0.1 million and 4.0 million shares of common stock were outstanding at September 30, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the options and/or the effect of including the options in the calculation would be anti-dilutive. Warrants to purchase approximately 2.3 million shares of the Company's common stock at $2.25 per share were outstanding at September 30, 2002 and 2001. These warrants were not included in the computation of diluted earnings per share because the average market price of the Company's common stock was less than the exercise price of the warrants and the effect of including the warrants in the calculation would be anti-dilutive.

NOTE 3—SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

        The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions (in thousands of dollars):

	For the six months ended September 30,
	2002	2001
Interest paid	$482	$764
Income taxes paid (refund)	—	(46)
Non-cash transactions:
Stock of WD-40 Company received on sale of an investment	24	45

        The following supplemental information is provided for other assets, other accrued liabilities and other long-term liabilities (in thousands of dollars):

	September 30, 2002	March 31, 2002
Other assets:
Prepaid pension cost	$4,381	$4,352
Securities available for sale	3,161	2,355
Patents	1,454	1,415
Cash surrender value of life insurance	2,122	1,980
Accrued dividends on preferred stock	—	702
Other	147	32

Total	$11,265	$10,836

Other accrued liabilities:
Accrued interest payable	$284	$284
Liabilities related to discontinued operations	102	108
Salaries, wages and employee benefits	498	494
Environmental liabilities	215	210
Other	113	160

Total	$1,212	$1,256

Other long-term liabilities:
Pension and postretirement benefits	$4,547	$4,632
Environmental liabilities	1,034	1,043
Liabilities related to discontinued operations	453	453
Liabilities for potential claims	1,500	2,000

Total	$7,534	$8,128

        Long-term assets include a prepaid pension cost of $4.4 million. Other accrued liabilities and long-term liabilities include liabilities for pension benefits of $0.7 million that are accounted for under accounting principles promulgated by SFAS No. 87, as amended. Under SFAS No. 87, the pension plans are required to be valued only at year end unless measures of both the obligation and plan assets are available as of a more current date or a significant event occurs, such as an amendment, that would normally call for such a measurement. No measure of the pension obligation has occurred since our financial statements for the year ended March 31, 2002. However, as a result of the substantial decline in the stock market since March 31, 2002, the value of plan assets has decreased substantially. While our pension plans were overfunded by $0.2 million under generally accepted accounting principles at March 31, 2002, the Company has estimated that the plans may be underfunded by as much as approximately $10.0 million at September 30, 2002.

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

        At September 30, 2002, the Company had reserves of approximately $1.2 million for environmental assessments, remediation activities, penalties or fines at seven sites that may be imposed for non-compliance with such laws or regulations. Reserves are established when it is probable that liability for such costs will be incurred and the amount can be reasonably estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, presently enacted laws and regulations and the professional judgment of consultants and counsel. Where the available information is sufficient to estimate the amount of the liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than the other, the lower end of the range was used.

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

        The Company and certain of its current and former officers and directors have been named in a series of purported class action lawsuits that were filed and subsequently consolidated under Zuckerman, et al. v. FoxMeyer Health Corporation, et al., in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 396-CV-2258-T. The lawsuit purports to be brought on behalf of purchasers of the Company's common and formerly outstanding preferred stocks during the period July 19, 1995 through August 27, 1996. In May 1997, plaintiffs in the lawsuit filed a consolidated amended class action complaint, which alleges that the Company and the defendant officers and directors made misrepresentations of material facts in public statements or omitted material facts from public statements, including the failure to disclose purportedly negative information concerning the Company's National Distribution Center and Delta computer systems and the resulting impact on its existing and future business and financial condition. In January 2002, the Court granted the plaintiffs' unopposed motion to certify a class of purchasers of common stock as to federal claims and reserved judgment on all other class certification issues. On September 11, 2002, all the defendants, including the Company, entered into a Memorandum of Understanding (the "MOU") with counsel for the plaintiff class for the settlement of the lawsuit. Pursuant to the MOU, the Company deposited $0.5 million into an escrow account that will be used to fund a portion of a settlement of the lawsuit. On October 11, 2002, the court gave its preliminary approval of an alternative dispute resolution proceeding to determine an appropriate settlement amount as to the defendants other than the Company. These other defendants agreed in the MOU to pay a portion of this additional settlement amount and to waive their claims against the Company to be indemnified for such payment. The Company also agreed in the MOU to assign to the plaintiff class any claims it may have relating to this lawsuit against the Company's insurer, UPIC (and the estate and statutory liquidator of its parent, Reliance), the Texas Property and Casualty Insurance Guaranty Association or any other state's Insurance Guaranty Association, and the Company's excess insurer, Gulf Insurance Company. The Company will have no further liability for the settlement amount or plaintiffs' attorneys' fees. The Company has denied and continues to deny that it committed any act or omission or breach of duty giving rise to any liability in the lawsuit, and the Company has agreed to settle the lawsuit to eliminate the burden and expense of further litigation, in particular because of the cessation of business and liquidation of Reliance. The settlement is subject to execution of definitive settlement documentation and final court approval.

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

        In 1997, the bankruptcy trustee and certain creditors of our former 17%-owned subsidiary, Ben Franklin, filed three lawsuits against the Company and certain of its and Ben Franklin's current and former officers and directors. The Company and its officers and directors were subsequently dropped as defendants. In the state court lawsuit, on June 28, 2002, the Appellate Court of Illinois, First District, affirmed the trial court's decision dismissing the plaintiffs' fourth amended complaint with prejudice. In the two federal court lawsuits, on September 3, 2002, the parties entered into a settlement agreement under which certain of the defendants will pay $75 thousand to the plaintiffs. If the settlement is approved by the bankruptcy court, the Company will indemnify these defendants for the settlement payment. If the settlement is not approved, the lawsuit may continue and we are unable to estimate the possible loss, if any, which may accrue from this lawsuit.

        There are various other pending claims arising out of the normal conduct of the Company's businesses. In the opinion of management, the ultimate outcome of these other claims will not have a material effect on the Company's consolidated financial condition or results of operations.

NOTE 5—DEBT

        The extraordinary item for the six months ended September 30, 2001 represented a gain realized on the early extinguishment of approximately $11.7 million face value of the 6.75% notes issued by the Company's subsidiary, Avatex Funding, that were purchased by the Company for approximately $7.1 million. The gain of $2.5 million represented the difference in the purchase price and the discounted carrying value of the notes at the time of purchase. The face value of the remaining notes is approximately $14.3 million. See Note 7 for a discussion of the Company's ability to repay the debt when it matures in December 2002.

NOTE 6—INVESTMENTS

        The carrying value of Phar-Mor on the Company's books at September 30, 2001 was reduced to zero as a result of Phar-Mor's losses during the six months ended September 30, 2001. Phar-Mor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 24, 2001. In July 2002, the bankruptcy court approved the sale of substantially all of the assets of Phar-Mor to a group composed of Giant Eagle, CVS and two liquidation companies. As a result, there is no value to the Company's investment in the common stock of Phar-Mor. In addition, as part of Phar-Mor's Settlement with the Chairmen (see Note 1), Phar-Mor transferred to the Chairmen its 25.2% interest in the Company's common stock as well as its interests in CLAC and Presby. This transaction had no impact on the Company's financial condition, the carrying value of the Company's investments, or on its results of operations.

        In July 2002, the Company and the other holders of Presby Series B preferred stock (the "B Preferred") entered into an agreement with Presby whereby the holders of the B Preferred received additional shares of B Preferred in exchange for their right to receive accrued and future dividends on the B Preferred. Under the agreement, the Company received 947,993 additional shares of B Preferred in exchange for its $0.8 million of dividends due at June 30, 2002 and for its rights to any future dividends on the B Preferred. The conversion ratio of the B Preferred remained at 2.52 common shares for each preferred share. In addition, the service agreement between Presby and RAS Service, LP ("RAS Service") was terminated effective July 15, 2002, and 25,237 shares of B Preferred were issued in lieu of $0.1 million in service fees due. RAS Service then distributed all the B Preferred it received as a preferred return due to its general partner, a subsidiary of the Company. On a fully-diluted basis, assuming exercise of all convertible preferred stock and options outstanding, the Company would own approximately 20.6% of the common stock of Presby in July 2002 compared to approximately 13.5% at March 31, 2002.

        In fiscal 2002, iLife Systems, Inc. ("iLife") modified its corporate structure and set up a wholly-owned subsidiary, iLife Solutions ("Solutions"), which now owns or licenses all the assets and assumed all the liabilities formerly held by iLife. The Company, along with other investors, loaned Solutions $1.0 million (the Company's portion was approximately $0.2 million) secured by the assets of Solutions. The Company wrote off its equity investment in iLife's preferred stock during fiscal 2002 to reflect what the Company's management believed to be an other than temporary decline in value. During the quarter ended June 30, 2002, based on the then current financial status of Solutions, the continued deterioration of its business plan and dynamics between iLife's management, its board of directors and the holders of Solutions' note, the Company wrote off its investment in the note. At that time the Company believed that there may not be adequate assets, or that possible additional investments by others may not be forthcoming, to continue to fund the needed expenditures to preserve the value of Solutions.

        As a result of additional investments made in CLAC in September 2001, the Company consolidated the results of operations of CLAC effective September 1, 2001. In addition, effective March 31, 2002, the Company also consolidated Chemlink as a result of an additional investment by CLAC that gave CLAC the right to appoint a majority of Chemlink's directors.

        Assuming that the Company had increased its interest in CLAC's voting rights to 59% on April 1, 2001 by making its entire $1.6 million in fiscal 2002 contributions as of that date, and assuming that CLAC had made its entire $2.0 million in fiscal 2002 contributions to Chemlink on April 1, 2001 and obtained control of Chemlink's board as of that date, the following are the Company's estimated pro forma results for the three months ended September 30, 2001 (in thousands of dollars):

	For the three months ended September 30, 2001
	As reported	Pro forma
Revenues	$—	$—
Loss from continuing operations before equity in loss of affiliates and minority interest	(786)	(6,616)
Equity in loss of affiliates	(2,355)	(9)
Minority interest	16	3,168
Loss from continuing operations	(3,125)	(3,457)
Net loss	(3,077)	(3,409)
Basic and diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.20)
Net loss per share	$(0.18)	$(0.20)

        Assuming that the Company had increased its interest in CLAC's voting rights to 59% on April 1, 2001 by making its entire $1.6 million in fiscal 2002 contributions as of that date, and assuming that CLAC had made its entire $2.0 million in fiscal 2002 contributions to Chemlink on April 1, 2001 and obtained control of Chemlink's board as of that date, the following are the Company's estimated pro forma results for the six months ended September 30, 2001 (in thousands of dollars):

	For the six months ended September 30, 2001
	As reported	Pro forma
Revenues	$—	$—
Loss from continuing operations before equity in loss of affiliates and minority interest	(1,118)	(7,460)
Equity in loss of affiliates	(14,033)	(11,573)
Minority interest	16	3,551
Loss from continuing operations	(15,135)	(15,482)
Net loss	(12,611)	(12,958)
Basic and diluted loss per share:
Loss from continuing operations	$(0.87)	$(0.89)
Net loss per share	$(0.73)	$(0.75)

        There is no impact on the amounts reported for the three and six months ended September 30, 2002 as these amounts reflect Chemlink and CLAC on a consolidated basis during the whole period.

NOTE 7—GOING CONCERN

        The conditions described below raise substantial doubt about the Company's ability to continue as a going concern.

        The Company will likely continue to report operating losses as it has for the last several years. The Company also continues to have exposure to losses arising from pending litigation, as discussed in

Note 4. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by the Company, mature in December 2002. The Company had previously anticipated that its lawsuit against McKesson and others and its 48% interest in Phar-Mor might generate funds to assist in funding the payoff of the 6.75% notes due in December 2002. However, the Company settled the McKesson lawsuit in fiscal 2002 resulting in the Company retaining approximately $2.6 million, after payment of contingent litigation and other expenses and distributions. Also, as previously reported, the Company believes Phar-Mor has no value as a result of the sale of substantially all of its assets in July 2002 after it filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, the $4.4 million in prepaid pension costs included in the amount of "Other assets" at September 30, 2002 cannot be converted into funds that would be available to the Company. As a result, the Company believes it may not have sufficient cash to repay the notes at their maturity in December 2002.

        The Company had adequate funds at September 30, 2002 to meet its obligations then due and believes it has adequate funds to continue to pay its debts as they become due until the maturity date of the 6.75% notes.

        The principal companies in which we have invested are Presby, Chemlink and iLife. As indicated in Note 6, the Company has written off its investment in iLife and does not believe it will be able to continue as a going concern. Presby is undertaking a private offering to obtain additional financing to complete its clinical trials to obtain approval of its products by the U.S. Food and Drug Administration. If the private offering or some other financing is not obtained in the next few months, Presby may lack needed funds to complete its clinical trials or to continue operations; or, for Presby to obtain adequate financing, the Company's investment may be significantly diluted. In addition, while Chemlink has started delivering products using its new patented technology and signed a license agreement with another company which may provide certain minimum royalties in future years, it is not currently able to generate enough cash flow for operations to continue. Therefore, it will need to seek additional capital which may or may not be available and could result in a significant dilution of the Company's investment.

        Management of the Company continues to investigate strategies and alternatives to address these issues. While the Company will continue its vigorous defense of its remaining litigation, there is no assurance that the Company will be able to resolve its lawsuits in a favorable manner. In addition, there is no assurance that the Company's investments will produce adequate returns to overcome the Company's operating losses and provide adequate funds for debt repayment or future operations or that the Company will be able to continue to buy back its debt at a substantial discount to face value. Further, it is unlikely that the Company will be able to obtain additional debt or equity financing. Therefore, since there is no assurance that the Company will be able to generate sufficient cash flows from its investments, restructure its liabilities, or obtain additional financing, the Company may be in default on the 6.75% notes in December 2002, which in turn could force the Company to seek protection under the federal bankruptcy laws.

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

AVATEX CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2002
(dollars in thousands)

Overview

        Avatex Corporation is a holding company that, along with its subsidiaries, owns interests in other corporations and partnerships. We consolidated Chemlink at March 31, 2002 as a result of our control of 50% of the voting interests of Chemlink through our 59% interest in CLAC. Prior to March 31, 2002, Chemlink was carried on an equity basis. Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablet and granule formulations for consumers and businesses for use in cleaning, disinfecting and sterilization applications. We also own 48% of Phar-Mor which operated a chain of discount retail drugstores. Phar-Mor filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on September 24, 2001 and, in July 2002, sold substantially all of its assets.

        In July 2002, we and the other holders of Presby's B Preferred entered into an agreement with Presby whereby the holders of the B Preferred received additional shares of B Preferred in exchange for their right to receive accrued and future dividends on the B Preferred. Under the agreement, we received 947,993 additional shares of B Preferred for our $772 of dividends due at June 30, 2002 and for our rights to any future dividends on the B Preferred. The conversion ratio of the B Preferred remained at 2.52 common shares for each preferred share. In addition, the service agreement between Presby and RAS Service was terminated effective July 15, 2002, and 25,237 shares of B Preferred were issued in lieu of $112 in service fees due. RAS Service then distributed all the B Preferred it received as a preferred return due to its general partner, a subsidiary of ours. On a fully-diluted basis, assuming exercise of all convertible preferred stock and options outstanding, we would own approximately 20.6% of the common stock of Presby in July 2002 compared to approximately 13.5% at March 31, 2002.

        In fiscal 2002, iLife modified its corporate structure and set up a wholly-owned subsidiary, Solutions, which now owns or licenses all the assets and assumed all the liabilities formerly held by iLife. We, along with other investors, loaned Solutions $1,000 (our portion was approximately $209) which is secured by the assets of Solutions. We wrote off our equity investment in iLife's preferred stock during fiscal 2002 to reflect what our management believed to be an other than temporary decline in value. During the quarter ended June 30, 2002, based on the then current financial status of Solutions, the continued deterioration of its business plan and dynamics between iLife's management, its board of directors and the holders of Solutions' note, we wrote off our investment in the note. At that time we believed that there may not be adequate assets, or that possible additional investments by others may not be forthcoming, to continue to fund the needed expenditures to preserve the value of Solutions.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The process of preparing financial statements in conformity with accounting principles generally accepted in the Untied States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, as well as the disclosure of contingent assets and liabilities, we report in our financial statements. We believe these estimates and assumptions are reasonable under the circumstances and are based upon information available at the time but could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from these estimates. The critical accounting policies for the following items require the most significant assumptions and estimates.

        Patent costs, trademarks and property and equipment—These assets are subject to periodic review to determine the ability to recover our costs. We must make estimates about such recovery based on future cash flows and other subjective data requiring a high degree of judgment about future events. We may, in the future, determine that some of these costs may not be recoverable, which may require us to adjust our carrying value by writing off all or a portion of the value of those assets.

        Investments—Securities held for sale, that are not publicly-traded common stock, are to be valued at their estimated fair market value, which requires us to use considerable judgment in evaluating the criteria to be used to determine the value of those investments. As conditions change in the market and with the investment itself, the value of those securities held for sale may change materially resulting in a material increase or decrease in the value of that investment. In addition, a decrease in value of these investments, and other investments carried at cost or on an equity basis, that is other than temporary requires us to write-down the investment to its fair value. Considerable judgment is required to determine whether the decline in value is other than temporary. A change in our judgment as to whether the decrease in value is temporary could result in a material change in the valuation of that investment and/or a material charge to earnings.

        Income taxes—Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for tax and financial reporting purposes. A valuation allowance is established for any portion of a deferred tax asset for which realization is not likely. We maintain a 100% allowance on our deferred tax asset. The valuation allowance is subject to periodic review, and we may determine at a future date that a portion of the deferred tax asset may be realizable.

        Legal contingencies—We have retained responsibility for environmental liabilities at several sites related to former operating units. The amount of the contingent liability is difficult to estimate due to such factors as the unknown extent of required remedial actions, the actual costs of carrying out the remediation, the extent of our liability in proportion to the liability of other parties and whether all sites have been identified. A change in the estimated liability related to these sites could be material. In addition, potential liabilities related to our lawsuits as discussed in Note 4 to the condensed consolidated financial statements require estimates of the cost to settle these lawsuits. The actual cost to settle these lawsuits, if any, could differ materially from the estimates.

RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 2002 Compared to the Three and Six Months Ended September 30, 2001

Revenues

        Revenues represented product sales for Chemlink for the three and six months ended September 30, 2002. A portion of the revenues, $112 for the three months and $288 for the six months ended September 30, 2002, were for samples for one customer for evaluation purposes. While there might be additional orders for these products if test markets are expanded, these sales were essentially non-recurring. The remainder of the revenue of $129 for the three months and $341 for the six months ended September 30, 2002, was for non-sample product sales. The non-sample product sales are not necessarily indicative of future sales as the revenue was primarily from a new customer. In addition, $72 of non-sample sales for the quarter was additional revenue earned for current price increases applied to sales made primarily during the prior quarter to compensate for lower than expected purchases from a customer. Chemlink, therefore, is unable to accurately predict future demand.

        In September 2002, Chemlink signed a license and a joint development agreement with the customer for which it had been providing sample products. The license agreement provides for minimum royalty payments starting for the period ending December 31, 2003 and then for each year thereafter if the customer wants to maintain exclusivity on certain products or in certain markets. Only samples for product testing are being produced at this time for this customer so no products are yet covered under the license agreement.

        Chemlink is developing additional products for current customers and for other potential markets. Whether any of these efforts will result in sales or royalties, and the timing of those sales and royalty payments, cannot be estimated at this time. Sales and royalty payments, and thus operating profit, may be inadequate to fund Chemlink's ongoing cash needs requiring additional contributions from CLAC or other investors. Since we are not in a position to continue to provide financing to CLAC, if needed, for further investment in Chemlink, our ownership percentage may decline if financing is provided from other sources.

Operating Costs

        Cost of goods sold of $42 for the three months and $165 for the six months ended September 30, 2002 represented the costs related to sample product sales. The remaining balance of $53 for the three months and $218 for the six months ended September 30, 2002 represented cost of goods sold from non-sample sales. Since the primary customer for non-sample sales is new and future order quantities are uncertain, we are unable to determine whether the gross margins realized on these sales will remain the same over time. However, the margin was less than Chemlink had originally anticipated on this product due to smaller production runs resulting in higher raw material costs than planned. As a result, Chemlink received an additional $72 from the customer during the three months ended September 30, 2002 for current price increases for production primarily during the prior quarter to compensate for the lower volumes.

        Total selling, general and administrative costs, including depreciation and amortization, increased $637 to $1,334 for the three months ended September 30, 2002 compared to $697 for the three months ended September 30, 2001. Operating costs increased primarily as a result of an increase of $308 in expenses related to our pension plans and expenses of $267 for Chemlink (which was not consolidated in the prior year). Other expenses increased $62 primarily as a result of a franchise tax refund received in the prior year.

        Total selling, general and administrative costs, including depreciation and amortization, increased $706 to $2,594 for the six months ended September 30, 2002 compared to $1,888 for the six months ended September 30, 2001. Operating costs increased primarily as a result of an increase of $508 in expenses related to our pension plans and expenses of $532 for Chemlink (which was not consolidated in the prior year). This was partially offset by a decrease in legal expenses of $340. Other expenses increased $6 compared to the prior year.

        Research and development represented costs incurred by Chemlink in developing and reformulating new or improved products. The research was related to developing products that use its patented effervescent technology in cleaning, disinfecting and sterilization applications.

Other Income (Expense)

        Other income of $28 for the three months ended September 30, 2002 was primarily due to a gain of $24 on the sale of additional shares of WD-40 stock received by us as additional compensation from the sale of HPD Holdings Corp. ("HPD"). HPD was sold in April 2001 but a portion of the proceeds was withheld as contingent consideration for possible claims, which is being released over time. Other income of $343 for the three month ended September 30, 2001 was primarily due to a gain of $325 related to a payment received on an asset sold in a prior year and $10 in gains on the sale of securities.

        Other expense was $199 for the six months ended September 30, 2002 compared to other income of $1,695 for the six months ended September 30, 2001. The current year's other expense related primarily to the write-down of our note receivable from Solutions of $209 and a reduction in the value of our investment in Presby of $22 as a result of the agreement discussed in the "Overview" above. This was partially offset by the $24 gain on the sale of WD-40 stock as noted above. The prior fiscal year's other income consisted primarily of a gain on the sale of our investments in HPD and WD-40 of $565 and payments received of $1,115 on assets sold or written off in a prior fiscal year.

Interest and Dividend Income

        Interest and dividend income decreased $188 to $14 for the three months ended September 30, 2002 compared to $202 for the three months ended September 30, 2001. The decrease was due to a decline of $57 in interest income primarily as a result of lower cash balances and lower interest rates in the current versus prior fiscal year. Dividend income decreased $131 as compared to the prior year as a result of the write-off of our investment in the preferred stock of iLife and the reduction in dividends on Presby's B Preferred as discussed in the "Overview" above.

        Interest and dividend income decreased $347 to $108 for the six months ended September 30, 2002 compared to $455 for the six months ended September 30, 2001. The decrease was due to a decline of $135 in interest income primarily as a result of lower cash balances and lower interest rates in the current versus prior fiscal year. Dividend income decreased $212 as compared to the prior year as a result of the write-off of our investment in the preferred stock of iLife, the impact of the sale of the preferred stock of HPD and the reduction in dividends on Presby's B Preferred as discussed in the "Overview" above.

Interest Expense

        Interest expense increased $116 to $750 for the three months ended September 30, 2002 from $634 for the three months ended September 30, 2001. The increase was principally due to the impact of the increasing amortization of the discount on the Avatex Funding debt.

        Interest expense increased $57 to $1,437 for the six months ended September 30, 2002 from $1,380 for the six months ended September 30, 2001. The increase was principally due to the impact of the increasing amortization of the discount on the debt partially offset by a decrease in interest accrued as a result of the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding in the prior year.

Equity in Loss of Affiliates

        Equity in loss of affiliates was $2,355 for the three months ended September 30, 2001. We recognized a $2,275 equity loss in CLAC due primarily to the write-down of the value of certain of Chemlink's patents. CLAC was consolidated with our operations effective September 1, 2001. The remaining equity loss of $80 primarily represents the equity loss in Chemlink from September 1, 2001.

        Equity in loss of affiliates was $14,033 for the six months ended September 30, 2001. As a result of Phar-Mor's operating losses for the six months, its write-down of goodwill and fixed assets as a result of the proposed store closings related to its bankruptcy filing in September 2001, and the establishment of additional reserves against its deferred tax asset, we recognized an equity loss of $11,575 that reduced our carrying value in Phar-Mor to zero. In addition, we recognized a $2,389 equity loss in CLAC due primarily to the write-down of the value of certain of Chemlink's patents. CLAC was consolidated with our operations effective September 1, 2001. The remaining equity loss of $69 primarily represents the equity loss in Chemlink from September 1, 2001.

        As both CLAC and Chemlink are consolidated in the fiscal 2003 results, and Phar-Mor's basis was reduced to zero in the prior fiscal year, there was no equity loss realized from any of the affiliates for the three and six months ended September 30, 2002.

Income Taxes

        We recorded no federal income tax provision for the current or prior year. Any income tax expense or benefit related to the current or prior year's income (loss) was offset by a corresponding change in the deferred tax asset valuation allowance.

Minority interest

        This caption in the statement of operations for the three and six months ended September 30, 2002 represents the portion of the loss in Chemlink and CLAC for the period that were allocated to Chemlink's and CLAC's minority interests. The minority interest for the three and six months ended September 30, 2001 represents the portion of the loss of CLAC for the period from September 1, 2001 that was allocated to CLAC's minority interest. There was no corresponding minority interest in the prior year in Chemlink as it was carried on an equity basis.

Discontinued operations

        We recognized a gain of $48 in the prior year due to a tax refund received on one of our former real estate investments.

Extraordinary Item

        We recognized a gain of $2,476 on the purchase and subsequent cancellation of $11,744 face value of the 6.75% notes of Avatex Funding during the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, we had cash and cash equivalents of approximately $2,669. During the six months ended September 30, 2002, we had no significant cash flows from investing or financing activities.

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

        For corporate operations, cash requirements include the funding of monthly operating activities, the payment of benefit obligations, and the funding of environmental liabilities of previously owned businesses. The amounts and timing of the cash requirements for environmental liabilities and for some pension obligations are uncertain. We guarantee the debt of Avatex Funding and may be called upon under the guarantee to fund any cash to be paid by Avatex Funding to its note holders. We expect no material cash inflows from our investments in the near future.

        We will likely continue to report operating losses, which together with the remaining pending litigation, as discussed in Note 4 to the condensed consolidated financial statements, continue to raise substantial doubt as to our ability to continue as a going concern. In addition, the 6.75% notes issued by Avatex Funding, and guaranteed by us, mature in December 2002. We had previously anticipated that our lawsuit against McKesson and others and our 48% ownership interest in Phar-Mor might generate funds to assist in funding the retirement of the 6.75% notes. However, we settled the McKesson lawsuit in fiscal 2002 which resulted in our retaining $2,562 after payment of contingent litigation and other expenses and distributions. Also, as previously reported, we believe Phar-Mor has no value as a result of the sale of substantially all of its assets in July 2002 after it filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in September 2001. Finally, $4,381 in prepaid pension costs included in the amount of "Other assets" at September 30, 2002 cannot be converted into funds that would be available to us.

        We had adequate funds at September 30, 2002 to meet our obligations then due and believe we have adequate funds to continue to pay our debts as they become due until the maturity date of the 6.75% notes.

        The principal companies in which we have invested are Presby, Chemlink and iLife. None of these companies has yet reached a stage where cash flows from ongoing operations are positive. Each of these companies has had to meet its respective liquidity needs by raising additional capital. We believe it is unlikely that iLife will be able to continue as a going concern. In addition, there is no assurances that either Presby or Chemlink will be successful in generating positive operational cash flows or that they will be able to raise additional capital. Presby is undertaking a private offering to obtain additional financing to complete its clinical trials to obtain approval of its products by the U.S. Food and Drug Administration. If the private offering or some other financing is not obtained in the next few months, Presby may lack needed funds to complete its clinical trials or to continue operations; or, for Presby to obtain adequate financing, our investment may be significantly diluted. In addition, while Chemlink has started delivering products using its new patented technology and signed a license agreement with another company which may provide certain minimum royalties in future years, it is not currently able to generate enough cash flow for operations to continue. Therefore, it will need to seek additional capital which may or may not be available and could result in a significant dilution of our investment.

        Our management continues to investigate strategies and alternatives to address these issues. While we will continue our vigorous defense of our remaining litigation, there is no assurance that we will be able to resolve our lawsuits in a favorable manner. In addition, there is no assurance that our investments will produce adequate returns to overcome our operating losses and provide adequate funds for debt repayment or future operations or that we will be able to continue to buy back our debt at a substantial discount to face value. Further, it is unlikely that we will be able to obtain additional debt or equity financing. Therefore, since there is no assurance that we will be able to generate sufficient cash flows from our investments, restructure our liabilities, or obtain additional financing, we may be in default on the 6.75% notes in December 2002, which in turn could force us to seek protection under the federal bankruptcy laws.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that this statement will have any impact on our results of operations or our financial condition.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the amounts reported in Item 7A. of the Form 10-K for the year ended March 31, 2002 except that the security held for sale has increased in value due to additional shares received in lieu of dividends due and for future dividends that will not be paid. See Note 6 to the condensed consolidated financial statements.

CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.

        The term "disclosure controls and procedures" is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the

Act is recorded, processed, summarized and reported within the time periods specified. Our co-chief executive officers and chief financial officer have evaluated the effectiveness of these disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that material information related to us and our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

        Changes in internal controls.

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART II—OTHER INFORMATION
AVATEX CORPORATION AND SUBSIDIARIES

Item 1. Legal

        With respect to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, the following additional information is provided:

        1996 Stockholder Litigation.    In the 1996 class action lawsuit against us Zuckerman, et al. v. FoxMeyer Health Corporation, et al., on September 11, 2002, all the defendants, including the Company, entered into a Memorandum of Understanding (the "MOU") with counsel for the plaintiff class for the settlement of the lawsuit. Pursuant to the MOU, we deposited $500,000 into an escrow account that will be used to fund a portion of a settlement of the lawsuit. On October 11, 2002, the court gave its preliminary approval of an alternative dispute resolution proceeding to determine an appropriate settlement amount as to the defendants other than the Company. These other defendants agreed in the MOU to pay a portion of this additional settlement amount and to waive their claims against us to be indemnified for such payment. We also agreed in the MOU to assign to the plaintiff class any claims we may have relating to this lawsuit against our insurer, United Pacific Insurance Company (and the estate and statutory liquidator of its parent, Reliance Insurance Company), the Texas Property and Casualty Insurance Guaranty Association or any other state's Insurance Guaranty Association, and our excess insurer, Gulf Insurance Company. We will have no further liability for the settlement amount or plaintiffs' attorneys' fees. We have denied and continue to deny that we committed any act or omission or breach of duty giving rise to any liability in the lawsuit, and we agreed to settle the lawsuit to eliminate the burden and expense of further litigation, in particular because of the cessation of business and liquidation of Reliance Insurance Company. The settlement is subject to execution of definitive settlement documentation and final court approval.

        Ben Franklin Litigation.    In the appeal of the decision in the state court lawsuit filed by certain creditors of Ben Franklin Retail Stores, Inc. against certain of its former officers and directors, on June 28, 2002, the Appellate Court of Illinois, First District, affirmed the trial court's decision dismissing the plaintiffs' fourth amended complaint with prejudice. In the two federal court lawsuits, on September 3, 2002, the parties entered into a settlement agreement under which certain of the defendants will pay $75,000 to the plaintiffs. If the settlement is approved by the bankruptcy court, we will indemnify these defendants for the settlement payment.

        Green River.    National Aluminum Corporation ("NAC"), various other potentially responsible parties, the Environmental Protection Agency and the United States Department of Justice have executed a consent decree with respect to the special notice letter and record of decision for the Green River Disposal Site in Davies County, Kentucky. On September 27, 2002, the United States District Court for the Western District of Kentucky entered the consent decree, under which the PRPs will be required to establish and maintain financial security in the amount of $4 million within 30 days. NAC estimates that its share of this amount is approximately $195,000, and NAC may be responsible for additional costs to comply with the consent decree in the future.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Fourth Amendment to Employment Agreement of Grady Schleier dated September 30, 2002.

  (b)
  Reports on 8-K

      There were no Current Reports on Form 8-K filed by us during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AVATEX CORPORATION
October 25, 2002	By:	/s/ GRADY E. SCHLEIER Grady E. Schleier Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Abbey J. Butler, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Avatex Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 25, 2002

/s/ ABBEY J. BUTLER Abbey J. Butler Co-Chief Executive Officer

CERTIFICATION

I, Melvyn J. Estrin, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Avatex Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 25, 2002

/s/ MELVYN J. ESTRIN Melvyn J. Estrin Co-Chief Executive Officer

CERTIFICATION

I, Grady E. Schleier, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Avatex Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not. there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 25, 2002

/s/ GRADY E. SCHLEIER Grady E. Schleier Chief Financial Officer

Certification Required by 18 U.S.C. Section 1350
(as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

        Each of the undersigned in his capacity as an officer of Avatex Corporation (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), that to his knowledge:

(1)
the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 25, 2002

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
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (Unaudited)
AVATEX CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SEPTEMBER 30, 2002 (dollars in thousands)
APPLICATION OF CRITICAL ACCOUNTING POLICIES
  RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
OTHER
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION AVATEX CORPORATION AND SUBSIDIARIES
  Item 1. Legal
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)